Form 10-K
period 1993-12-31
MOUNTAIN FUEL SUPPLY CO
filed 1994-03-29
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K
(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
     DECEMBER 31, 1993 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM      TO

                     Commission File No. 1-935
                   MOUNTAIN FUEL SUPPLY COMPANY
      (Exact name of registrant as specified in its charter)

     State of Utah                                87-0155877
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

180 East First South, P.O. Box 11368, Salt Lake City, Utah  84147
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code: (801)534-5555

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                               None

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               None

   SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:

          Notes:    Medium Term Notes, 7.19% to 8.43%,
                    due 2007 to 2023

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 28, 1994: $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 28, 1994:
9,189,626 shares of Common Stock, $2.50 par value. (All shares are owned by Questar Corporation.)

                         TABLE OF CONTENTS

Heading                                                     Page
                              PART I

Items 1.
and 2.    BUSINESS AND PROPERTIES                           1
             General                                        1
             Gas Distribution                               1
             Gas Supply                                     4
             Competition and Growth                         5
             Regulation                                     7
             Relationships with Affiliates                  9
             Employees                                     12
             Environmental Matters                         12
             Research and Development                      12

Item 3.   LEGAL PROCEEDINGS                                12

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                 13

                              PART II

Item 5.   MARKET FOR REGISTRANT'S EQUITY
          AND RELATED STOCKHOLDER MATTERS                  14

Item 6.   SELECTED FINANCIAL DATA                          14

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATION                                        15

Item 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA                               19

Item 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                             19

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT                                19

Item 11.  EXECUTIVE COMPENSATION                           21

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                            26

Item 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                                     28

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K                          28

SIGNATURES                                                 52

                             FORM 10-K

                        ANNUAL REPORT, 1993

                              PART I

ITEMS 1. and 2.  BUSINESS AND PROPERTIES

General

     Mountain Fuel Supply Company (Mountain Fuel or the Company) is a wholly owned subsidiary of Questar Corporation (Questar), with headquarters in Salt Lake City, Utah, that distributes natural gas to more than 550,000 sales and transportation customers in Utah, southwestern Wyoming, and a small section in southeastern Idaho. The Company, through a predecessor, began distributing natural gas in 1929 when a pipeline was built to transport natural gas from southwestern Wyoming to Salt Lake City, Utah. Between 1929 and the present time, Mountain Fuel gradually expanded the boundaries of its distribution system to include over 90 percent of Utah's population and to capture a market share of 85-95 percent for furnaces and water heaters.

     Mountain Fuel, during the last five years, has accomplished some significant objectives. It has expanded its service territory into new areas outside the Wasatch Front area of Utah, retained its industrial customers by adopting new transportation rate structures, improved its operating efficiency and increased the number of customers served per employee, minimized the need for price increases, convinced many existing customers and contractors to add natural gas appliances, and developed marketing plans and refueling stations to support natural gas vehicles. The Company has capitalized on its two primary competitive advantages -- owning natural gas reserves and offering a full range of services to customers. Utah's economic strength and population growth also have been important factors contributing to Mountain Fuel's overall success.

     During 1993, Mountain Fuel added more than 18,000 customers, assumed direct responsibility for its gas supply activities, expanded its market share for natural gas dryers and ranges in new construction, increased the number of natural gas refueling stations, witnessed some industrial customers converting from transportation to sales service, and received a favorable regulatory order in a long-disputed gas cost proceeding.

     The year, however, ended with a major disappointment when the Public Service Commission of Utah (the PSCU) issued an order that lowered the Company's return on equity and hampered its ability to expand its customer base without more frequent requests for rate relief. See "Regulation" for a full discussion of the PSCU's order.

Gas Distribution

     As of December 31, 1993, Mountain Fuel was serving 550,184 residential, commercial, and industrial customers, a 3.4 percent increase from the 532,109 customers served as of the end of 1992. (Customers are defined in terms of active meters.) Mountain Fuel distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Approximately 96 percent of Mountain Fuel's customers are in Utah. The Company also serves the communities of Rock Springs, Green River, and Evanston in southwestern Wyoming and the community of Preston in southeastern Idaho. Mountain Fuel has been granted the necessary regulatory approvals by the Public Service Commission of Utah (PSCU), the Public Service Commission of Wyoming (PSCW), and the Public Utilities Commission of Idaho (PUCI) to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

     Within the last six years, Mountain Fuel extended service into portions of central and southwestern Utah, and a small portion of southeastern Idaho (the area surrounding Preston). The most recent leg of this expansion was made possible by the construction of a new pipeline system--the Kern River system-- traversing Utah. Mountain Fuel, through taps on this line, is able to supply natural gas to customers in communities located near the line. The Company has a total of 25,955 customers in its southern region.

     The Company's customer growth in 1993 resulted from new housing, the addition of new customers in central and southwestern Utah, and conversions. The population of Mountain
Fuel's service area in Utah is growing faster than the national average, and the Company expects to add 16,000 to 18,000 customers per year for the next several years.

     Mountain Fuel's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 1,150 therms per year) uses more than 75 percent of his total gas requirements in the coldest six months of the year. The Company's revenue forecasts used to set rates are based on normal temperatures. Consequently, Mountain Fuel's revenues and resulting net income may be affected by temperature patterns that are below or above normal. As measured in degree days, temperatures in the Company's service area were five percent colder than normal in 1993, after being ten percent warmer than normal in 1992.

     During 1993, Mountain Fuel sold 79,369,000 decatherms (Dth) of natural gas to residential and commercial customers, compared to 68,635,000 Dth in 1992. (A Dth is an amount of heat energy equal to 10 therms or 1 million Btu. In the Company's system, each thousand cubic feet (Mcf) of gas equals approximately 1.07 Dth.) The increase was attributable to colder than normal weather and an expanded customer base. General service sales to residential and commercial customers were responsible for 90 percent of Mountain Fuel's total revenues in 1993.

     Mountain Fuel has designed its distribution system and annual gas supply plan to handle peak-day demand requirements. The Company periodically updates its peak-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 1993-94 heating season, Mountain Fuel is using a peak-day demand of approximately 809,000 Dth. Mountain Fuel's management believes that the distribution system is adequate to meet the demands of its firm customers.

     Mountain Fuel's total industrial deliveries, including both sales and transportation, continued to increase during 1993, expanding from 56,959,000 Dth in 1992 to 59,619,000 Dth in 1993.
Sales to industrial users increased for the first time in several years and expanded from 5,338,000 Dth in 1992 to 6,514,000 in 1993. The increase in total industrial deliveries reflects Utah's economic revitalization and the strength of several major industries as well as the success of the Company's marketing efforts.

     Mountain Fuel has been providing transportation service since 1986; the volumes of gas transported have steadily increased each year since then. The Company has worked diligently to retain its transportation customers and to offer them cost-based rates. Transportation service has been attractive to customers that can buy volumes of gas directly from producers and have such volumes transported at aggregate prices lower than the Company's sales rates.

     Under Mountain Fuel's current rate schedules, a typical interruptible transportation customer pays block rates ranging from $.12 to $.02 per Dth. Mountain Fuel receives a credit from Questar Pipeline Company (Questar Pipeline) for transportation customers who use the Company's released capacity and estimates that this credit will be approximately $9 million in 1994.

     On March 9, 1994, Mountain Fuel also requested regulatory approval of a firm transportation rate schedule available to industrial customers that transport or are obligated to pay for the transportation of at least 120,000 Dth per year and that have firm transportation service on an upstream pipeline. The Company has reached an agreement in principle with Utah Power, the local electric utility, to take advantage of this rate schedule once it is approved.

     Mountain Fuel's largest transportation customers, as measured by revenue contributions, are the Geneva Steel plant in Orem, Utah; the Kennecott copper processing operations, located in Salt Lake County; Utah Power, an electric utility that uses gas for an electric generating plant in Salt Lake City; and the mineral extraction operations of Magnesium Corporation of America in Tooele County west of Salt Lake.

     In late 1993, 55 small industrial customers moved from interruptible transportation to interruptible sales service on Mountain Fuel's system. These customers pay rates based on the Company's weighted average cost of purchased gas, which is periodically lower for some customers than the cost of purchasing volumes directly from producers and paying transportation rates. Mountain Fuel's tariff permits industrial customers to make annual elections for interruptible sales or transportation service.

     Mountain Fuel owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 16,946 miles of street mains, service lines, and interconnecting pipelines. The Company also owns an office building in downtown Salt Lake City, Utah; and is constructing a new office building adjacent to a warehouse, garage, and operations center in Salt Lake City, Utah. It also owns operations centers, field offices, and service center facilities throughout other parts of its service area. The mains and lines are constructed pursuant to franchise agreements or rights-of-way. The Company has fee title to the properties on which its office building and operation and service centers are constructed.

Gas Supply

     Mountain Fuel owns natural gas producing properties in Wyoming, Utah and Colorado that are operated by Wexpro. The Company's investment in these properties is included in its rate base. Mountain Fuel, as part of its 1993 general rate case, received regulatory approval to reserve "cost-of-service" gas for firm customers. Over the last three years, the Company has satisfied 35-54 percent of its total system requirement with the cost-of-service gas produced from such properties. (As defined, cost-of-service gas includes related royalty gas.) The volumes produced from such properties are transported for Mountain Fuel by Questar Pipeline. See "Relationships with Affiliates."
During 1993, 47,120,000 Dth were delivered from such properties compared to 33,883,000 Dth in 1992. Mountain Fuel estimates that it had reserves of 428,238 million cubic feet (MMcf) as of year-end 1993 compared to 399,611 MMcf as of year-end 1992. (These reserve numbers do not include gas attributed to royalty interest owners.) The average delivered cost associated with gas volumes produced from Mountain Fuel's cost-of-service reserves was $1.76 per Dth in 1993, compared to $3.43 per Dth for volumes purchased from other suppliers.

     Some of the wells on Mountain Fuel's producing properties qualify for special tax credits, commonly referred to as "Section 29" or "tight sands" tax credits. During 1993, Mountain Fuel, as the party with the economic interest in the gas produced from such wells, was able to reduce expense by $5.4 million as a result of Section 29 tax credits. To qualify for the special tax credits, production must flow from wells that meet specified tight sands criteria and that commenced drilling prior to January 1, 1993. Only gas volumes produced prior to January 1, 2003, qualify for the special tax credit. (Mountain Fuel reduced the revenue deficiency in its general rate case by the Section 29 tax credits that it expects to receive in 1994.)

     As of September 1, 1993, Mountain Fuel became directly responsible for its gas acquisition activities. Prior to that date, the Company purchased its remaining gas supply requirements from an affiliated pipeline, Questar Pipeline. Questar Pipeline restructured its operations and discontinued making sales for resale pursuant to the provisions of Order No. 636 issued by the Federal Energy Regulatory Commission (the FERC). The FERC authorized Questar Pipeline to transfer its gas supply contracts and to allocate working gas storage capacity to Mountain Fuel.

     To prepare for the transition, Mountain Fuel organized a gas supply function in 1992. This group was fully staffed before the actual transition date and is responsible for gas supply planning, daily nomination and control of gas supplies, gas acquisition, marketing of the Company's released capacity, contract administration, physical measurement of purchased gas volumes, and payments to suppliers.

     Mountain Fuel has a balanced and diversified portfolio of gas supply contracts with field producers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. The Company purchases gas on the spot market and under longer-term contracts. Mountain Fuel's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In the Company's semi-annual purchased gas cost filing, Mountain Fuel estimated that its average wellhead cost of field purchased gas would be $1.93 per Dth for the first six months of 1994.
Although Mountain Fuel has contracts with take-or-pay provisions, it currently has no material take-or-pay liabilities.

     See "Regulation" for a discussion of regulatory actions involving the Company's gas supply.

Competition and Growth

     Mountain Fuel has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas, has permitted the Company to retain 85-95 percent of the residential space heating and water heating markets in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah. These competitive advantages are responsible for the Company's ability to attract residential users of alternate energy sources to gas in its service areas in central and southwestern Utah even though such users are required to pay higher rates than their counterparts in the more populated areas of Utah.

     Mountain Fuel, during 1993, continued to expand the size of its customer base in new and existing service areas as Utah's growth rate exceeded the national average. The Company is also focusing marketing efforts to develop incremental load in existing homes and new construction. Most households in Mountain Fuel's service area already use natural gas for space heating and water heating. The Company's market share for other appliances, e.g., ranges and dryers, is less than 20 percent, which is significantly lower than its 85-95 percent market share for furnaces and water heaters. Mountain Fuel has marketing campaigns to convince existing customers to take advantage of natural gas's lower prices, favorable environmental qualities, and greater efficiency by converting other appliances to natural gas. The Company also has marketing campaigns to convince contractors to install the necessary lines for gas fireplaces, ranges, and dryers in new homes.

     The Company believes that it must maintain a competitive price advantage in order to retain its residential and commercial customers and to build incremental load by convincing current customers to convert additional appliances to natural gas.

     Mountain Fuel's rates for general service customers in Utah continue to be lower than they were ten years ago. Using rates in effect as of January 1, 1994, the typical residential customer in Utah would have an annual bill of $533.30, compared to an annual bill of $607.07, using rates in effect as of January 1, 1985.

     Historically, Mountain Fuel's competitive position has been strengthened as a result of owning natural gas producing properties and satisfying approximately 30-54 percent of its system requirements with the cost-of-service gas produced from such properties. Mountain Fuel has developed an annual gas supply plan that provides for a judicious balance between cost-of-service gas and purchased gas. Mountain Fuel believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best short- and long-term interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties. The Company, in its 1993 general rate case proceedings, obtained regulatory authorization to reserve cost-of-service gas for firm customers.

     No other distributor markets natural gas sales service in direct competition with the Company in its service area, but marketing firms are arranging direct purchase contracts between large users in the Company's service area and producers. With the Kern River pipeline in place, Questar Pipeline's transmission system is no longer the only pipeline transporting gas to or through the more populated areas of Utah. Questar Pipeline's transmission system is an "open-access" system on which significant volumes of gas for unaffiliated customers are transported. Mountain Fuel's sales rates are competitive when compared to other energy sources, but are periodically higher than the delivered price of spot-market gas volumes transported through the Company's system to large customers, especially during the shoulder and summer months when spot-market prices generally decline.

     The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of the Company's service area and could provide an alternative delivery source to Mountain Fuel's transportation customers. As of the date of this report, Mountain Fuel has lost no industrial load as a result of the Kern River line. The existence of the Kern River pipeline, however, coupled with the open-access status of Questar Pipeline's transmission system, have changed the nature of market conditions for the Company. Large industrial customers in Utah's Wasatch Front area could acquire taps on the Kern River Pipeline and build private feeder lines between the tap and their businesses. Mountain Fuel is committed to responding to market conditions as they change.

     The existence and location of the Kern River pipeline system made it possible for the Company to extend service into a new area in Utah and to develop a second source of supply for its southern system. Mountain Fuel also plans to obtain a tap on Kern River's line in the Wasatch Front area in order to obtain an additional source of peak-day gas supply.

     Within the last several years, the Company has increased its activities to encourage the use of natural gas as a fuel in automobiles, trucks, and buses. Mountain Fuel has expanded the number of its service vehicles using natural gas and has helped convert fleet vehicles owned by several state agencies, municipalities, commercial businesses and others. Within the next three months, Mountain Fuel will have a total of 30 natural gas refueling stations within its service area; the majority of these stations are open to the public. Vehicles using natural gas emit less carbon monoxide and other harmful pollutants. Consequently, the Company actively supports federal and state legislation promoting the use of natural gas in vehicles such as the provisions in the Energy Policy Act that provide tax advantages for natural gas vehicles. Mountain Fuel is actively promoting the environmental advantages of natural gas, particularly in the portions of its service area that do not satisfy the ambient air quality standards set by the federal Environmental Protection Agency.

     Although Mountain Fuel is a public utility and has no direct competition from other distributors of natural gas sales for residential and commercial customers, the Company competes with other energy sources. Mountain Fuel continues to monitor its competitive position, in terms of commodity costs and efficiency of usage, with other energy sources on a short-term and long-term basis. Utah Power in Utah and Pacific Power in Wyoming (both part of PacifiCorp) are the primary electric utilities in the Company's service area. Although their current rates for residential space heating and water heating are more than twice as high on a Btu basis as Mountain Fuel's rates for such service, Utah Power and Pacific Power provide an ongoing source of competition, especially as Mountain Fuel attempts to secure incremental load.

     Mountain Fuel has adopted innovative and cost-cutting measures to deal with competitive pressures during the last several years. One measure of improved efficiency is the number of customers served per employee. In 1988, the Company's ratio of customers to employees was 319 to 1; in 1993, the ratio was 371 to 1. The Company will continue to emphasize the need to control costs and increase efficiency in order to remain competitive. The Company will also monitor technological developments in electrical as well as gas appliances. Mountain Fuel believes that it can continue to respond to technological advances in electrical appliances with aggressive marketing campaigns, coordinated and proactive sales activities, innovative ideas, and new gas appliance technology in order to meet competitive pressures during the next several years.

Regulation

     As a public utility, Mountain Fuel is subject to the jurisdiction of the PSCU and PSCW. (The Company's customers in Idaho are served under the provisions of its Utah tariff. Pursuant to a special contract between the PUCI and the PSCU, Mountain Fuel's Idaho customers are regulated by the PSCU.) Mountain Fuel's natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions.

     Mountain Fuel filed general rate case applications with the PSCW and the PSCU in the spring of 1993. In Wyoming, the Company negotiated a stipulation that was approved by the PSCW on July 12, 1993. Under the terms of this stipulation, Mountain Fuel was permitted to reflect an increase of $601,000 (compared to a requested deficiency of $819,000) in its rates effective August 1, 1993, and was also permitted to later increase its rates by an additional $120,000 per year to reflect higher tax rates and costs associated with direct responsibility for gas supply. The stipulation included a 10.4 percent return on rate base, but did not specify an authorized return on equity.

     The Company's Utah general rate case involved protracted proceedings and hearings. Mountain Fuel was permitted to use a historic test year ending October 1, 1993, and decreased its revenue deficiency from $18.0 million in April of 1993 to $10.3 million in October of 1993, as actual test-year data replaced forecast information. The Company originally requested a return on equity of 12.5 percent, but lowered this request to 12.1 percent in response to lower interest rates.

     On January 10, 1994, the PSCU issued an order authorizing a return on equity of 11.0 percent and specified an annualized decrease of $1.6 million in the Company's rates. The PSCU, in its order, also approved stipulations on purchased gas, gathering, transportation, working gas and storage costs; the treatment of revenue credits generated by Mountain Fuel as a result of temporarily releasing firm capacity of Questar Pipeline's system; and the handling of working gas costs in the Company's gas balancing account. As a result of this stipulation on working gas costs, $2.1 million of costs reflected in Mountain Fuel's general rate case application were added to its gas balancing account. The PSCU, in its order, also required the Company to recognize unbilled revenues for ratemaking purposes on a five-year phase-in basis. The order does permit the Company to accrue for postretirement welfare benefits (medical coverage and life insurance).

     The PSCU, on February 22, 1994, granted the Company's petition for rehearing of its order with respect to the issues of return on equity and unbilled revenues. It requested Mountain Fuel and other interested parties to file additional testimony on unbilled revenues and set a hearing date of April 18, 1994.

     Mountain Fuel is concerned about the "regulatory lag" consequences associated with adding 16,000-18,000 customers per year when the PSCU insists on using a historic test-year and refuses to adjust the test-year data for known future changes. The Company believes that its risks of operating in a post-Order No. 636 environment are greater than prior to the industry restructuring and is convinced that the PSCU's order fails to recognize the impact of such changes.

     Mountain Fuel currently plans to file another general rate case with the PSCU during late 1994 or early 1995. This plan may change as a result of action taken by the PSCU on rehearing.

     Both the PSCU and the PSCW have authorized the Company to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes on a semi-annual basis. Mountain Fuel's latest semi-annual balancing account applications were approved January 1, 1994. The Company's base rates for natural gas service in both Utah and Wyoming were decreased as a result of an overall decrease in the cost of gas and an adjustment to offset the overcollection in its gas balancing account.

     Mountain Fuel's gas costs and gas supply planning activities have been the subject of regulatory scrutiny and proceedings.
One long-standing case was finally resolved in September of 1993 when the PSCU issued a full order, complete with findings of fact, in the case involving allegations that the Company acted imprudently in purchasing gas supplies from an affiliated pipeline supplier and should refund approximately $80 million to its customers. The PSCU concluded that Mountain Fuel did not act imprudently, under the circumstances, when acquiring gas supplies and denied claims that it should be required to make refunds.

     Mountain Fuel is currently involved in regulatory proceedings in which its costs associated with the settlement of a gas imbalance problem at the Bruff Unit have been challenged.
A hearing will be held during May to consider the issue, which involves approximately $1.2 million.

     Mountain Fuel's responsibility for gas acquisition activities involves inherent risks of regulatory scrutiny. In a post-Order No. 636 environment, the PSCU and PSCW may become more involved in questioning the prudence of the Company's gas supply activities.

     Under Utah law, Mountain Fuel must report its common stock dividends to the PSCU and must allow at least 30 days between declaring and paying dividends. The PSCU can investigate any dividend declared by the Company to determine if payment of such dividend would impair the Company's capital or service obligations. The PSCW and the PUCI, but not the PSCU, have jurisdiction to review the issuance of long-term securities by the Company.

     The Company has significant relationships with its affiliates. The PSCU and PSCW have jurisdiction to examine these relationships and the costs paid by the Company for services rendered by or goods purchased from its affiliates. A settlement agreement involving Mountain Fuel's cost-of-service gas and defining certain contractual obligations between Mountain Fuel and Wexpro is monitored by the Utah Division of Public Utilities.

     The PSCU and PSCW have adopted regulations or issued orders that affect the Company's business practices in such areas as main extensions, credit and collection activities, and termination of service standards.

Relationships with Affiliates

     The Company has significant business relationships with affiliated companies, particularly Questar Pipeline and Wexpro.
The following diagram shows the corporate structure of the Company and its primary affiliates:

Questar Corporation
     Mountain Fuel Supply Company
     Questar Pipeline Company
     Entrada Industries, Inc.
          Wexpro Company
          Celsius Energy Company
     Universal Resources Corporation
     Questar Service Corporation
     Questar Development Corporation

     The Company's relationships with its primary affiliates are described below.

     Questar Pipeline Company. Questar Pipeline owns a two-pronged transmission system running from southwestern Wyoming into Mountain Fuel's Utah service area. Between July of 1984 and August of 1993, Questar Pipeline was the Company's primary supplier of natural gas. Questar Pipeline assumed this responsibility when Mountain Fuel transferred its interstate transmission and storage facilities, operations, gas purchase contracts and related sales and service obligations to Questar Pipeline. Mountain Fuel has historically contracted for firm sales volumes of natural gas and firm transportation services from Questar Pipeline. Although the Company was not contractually committed to take a minimum volume of gas from Questar Pipeline under the sales service contract, it was contractually committed to pay for demand costs attributable to such sales service. Mountain Fuel paid monthly demand charges to Questar Pipeline regardless of the volumes actually taken.
During the first eight months of 1993, the Company purchased 24,337,000 Dth from Questar Pipeline at an average price of $3.36 per Dth.

     Questar Pipeline's gas purchase contracts were transferred to Mountain Fuel effective September 1, 1993. Mountain Fuel also acquired storage capacity at Clay Basin, Questar Pipeline's largest storage reservoir, and Questar Pipeline's peaking storage reservoirs.

     Effective September 1, 1993, the Company converted its firm capacity entitlements on Questar Pipeline's system to firm transportation service and has reserved approximately 800,000 Dth per day, or approximately 85 percent, of Questar Pipeline's total transmission capacity. Mountain Fuel transports both its cost-of-service gas and purchased gas on Questar Pipeline's transmission system. It also releases its firm transportation capacity on this system, pursuant to the FERC's capacity release procedures, when it does not need such service for its sales customers. Because Mountain Fuel has sufficient capacity on the system to meet peak demand periods, it has unused capacity for the balance of the year.

     During 1993, Questar Pipeline transported 65,061,000 Dth of gas for Mountain Fuel, including all of the cost-of-service gas delivered during the year and the volumes of gas purchased by the Company during the last four months of the year. Under Questar Pipeline's "straight fixed-variable" rate schedules, Mountain Fuel is obligated to pay demand charges for firm capacity, regardless of the volumes actually transported. The Company will pay approximately $49 million in demand charges to Questar Pipeline in 1994. Questar Pipeline credits Mountain Fuel with revenues it receives from transportation customers that use the Company's released capacity. Mountain Fuel estimates that it will receive approximately $9 million in revenue credits from Questar Pipeline in 1994.

     Questar Pipeline also provides the Company with gathering services at rates determined by contract between the parties. A new gathering agreement between Mountain Fuel and Questar
Pipeline has been filed with the FERC.

     Wexpro Company. Wexpro operates certain properties owned by Mountain Fuel. Under the terms of a settlement agreement, which was approved by the PSCU and PSCW and upheld by the Utah Supreme Court, Mountain Fuel owns gas produced from specified properties that were productive as of August 1, 1981 (the effective date of the settlement agreement). Such gas is reflected in rates at cost-of-service prices based on rates of return established by the settlement agreement. In addition, Wexpro conducts development gas drilling for Mountain Fuel on specified properties and is reimbursed for its costs plus a current rate of return of 22.6 percent (adjusted annually using a specified formula) on its net investment in such properties, adjusted for working capital and deferred taxes, if the wells are successful. Under the terms of the settlement agreement, the costs of unsuccessful wells are borne by Wexpro. The settlement agreement also permits Mountain Fuel to share income from hydrocarbon liquids produced from certain properties operated by Wexpro after Wexpro recovers its expenses and a specified rate of return. The income received by Mountain Fuel from Wexpro is used to reduce natural gas costs to its customers.

     During 1993, Wexpro, in response to demands from other working interest owners, maintained active drilling programs in southwestern Wyoming. During 1993, 64,135 MMcf in proved developed reserves were added to Mountain Fuel's net reserves as a result of drilling activities and estimate revisions. The additional reserves more than offset production.

     Other Affiliates. Other significant affiliates of Mountain Fuel include Questar Service Corporation (Questar Service), Questar Development Corporation (Questar Development), Celsius Energy Company (Celsius), and Universal Resources Corporation (Universal Resources). Questar Service provides data processing and telecommunication services for the Company and other affiliates. It owns and operates a network of microwave facilities, all of which are located in Mountain Fuel's service area or near Questar Pipeline's transmission system. Services are priced to recover operating expenses and a return on investment. Questar Service personnel are currently assisting Mountain Fuel in a major project to develop new customer information systems.

     Questar Development, through a subsidiary, owns downtown parking lots in Salt Lake used by the Company's employees. Questar Development is also a one-third owner of FuelMaker Corporation, a Canadian corporation that designs, manufactures, and markets small compressors to be used when refueling natural gas vehicles in residences or at remote locations. Mountain Fuel is using or monitoring 80 FuelMaker compressors.

     Celsius conducts oil and gas exploration and related development activities in the Rocky Mountain area. Universal Resources conducts oil and gas exploration and related development activities primarily in the Midcontinent region outside the Company's service area. It also markets gas volumes, including the majority of volumes produced by Celsius, and is responsible for some of the contracts providing gas to the Company's transportation customers. During 1993, Mountain Fuel purchased approximately 2,500,000 Dth of natural gas from Universal Resources and Celsius.

     Entrada Industries, Inc. (Entrada), is a wholly owned subsidiary of Questar and is the direct parent of Celsius and Wexpro. While Mountain Fuel and Entrada are subject to common control by Questar, there is no direct control of Entrada by the Company or of the Company by Entrada. See "Legal Proceedings."

     Questar, Mountain Fuel's parent, provides certain administrative services, e.g., personnel, legal, public relations, financial, tax, and audit, to the Company and other members of the consolidated group. Questar also sponsors the qualified and welfare plans in which the Company's employees participate. Mountain Fuel is responsible for a proportionate share of the costs associated with these services and benefit plans.

Employees

     As of December 31, 1993, the Company had 1,506 employees. None of these employees is represented under collective bargaining agreements. Mountain Fuel participates in Questar's comprehensive employee benefit plans and pays the share of costs attributable to its employees covered by such plans. Employee relations are generally deemed to be satisfactory.

Environmental Matters

     The Company is subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of its operations. Although Mountain Fuel does not believe that environmental protection laws and regulations will have any material effect on its competitive position, it does believe that such provisions have added and will continue to add to the Company's expenditures and annual maintenance and operating expenses. See "Legal Proceedings" for a discussion of litigation concerning liability for contamination on property owned by a former subsidiary of the Company.

     Mountain Fuel has an obligation to treat waste water and monitor the effectiveness of an underground slurry wall that was constructed in 1988 at its north operations center in Salt Lake City, Utah. The slurry wall was built to contain contaminants from an abandoned coal gasification plant that operated on the site from 1907 to 1929.

     As previously noted, Mountain Fuel is emphasizing the environmental advantages of natural gas. Several industrial customers have converted to natural gas or plan to increase their use of natural gas in order to lower emissions. The Company's marketing campaigns feature the clean-burning characteristics of natural gas fireplaces. Natural gas vehicles are also being encouraged on the basis of environmental considerations.

Research and Development

     The Company conducts studies of gas conversion equipment, gas piping, and engines using natural gas and has funded demonstration projects using such equipment. The total dollar amount spent by the Company on research activities is not material.

ITEM 3.  LEGAL PROCEEDINGS

     There are various legal and regulatory proceedings pending against the Company and its affiliates. While it is not feasible to predict or determine the outcome of these proceedings, the Company's management believes that the outcome will not have a material adverse effect on the Company's financial position.

     Mountain Fuel, as a result of acquiring Questar Pipeline's gas purchase contracts, is responsible for any judgment rendered against Questar Pipeline in a lawsuit that was tried before a jury. The jury awarded an independent producer compensatory damages of approximately $6,100,000 and punitive damages of $200,000 on his claims involving take-or-pay, tax reimbursement, contract breach, and tortious interference with a contract. A judgment will not be entered until the parties have an opportunity to determine appropriate volumes and Questar Pipeline can submit motions for judgment notwithstanding the verdict. The producer's counterclaims originally exceeded $57,000,000, but were reduced to less than $10,000,000, when the presiding judge dismissed with prejudice some of the claims prior to the jury trial. Mountain Fuel expects that any amounts arising from the breach of contract claims will be included in its gas balancing account and recovered in its rates for natural gas sales service.

     As a result of its former ownership of Entrada and Wasatch Chemical Company, Mountain Fuel has been named as a "potentially responsible party" for contaminants located on property owned by Entrada in Salt Lake City, Utah. Questar and Entrada have also been named as potentially responsible parties. (Entrada and the Company are both direct, wholly owned subsidiaries of Questar; prior to October 2, 1984, Mountain Fuel was the parent of Entrada.) The property, known as the Wasatch Chemical property, was the location of chemical operations conducted by Entrada's Wasatch Chemical division, which ceased operation in 1978. A portion of the property is included on the national priorities list, commonly known as the "Superfund" list.

     In September of 1992, a consent order governing clean-up activities was formally entered by the federal district court judge presiding over the underlying litigation involving the property. This consent order was agreed to by Questar, Entrada, the Company, the Utah Department of Health and the Environmental Protection Agency.

     Entrada has obtained approval for a specific design using an in situ vitrification procedure to clean up the Wasatch Chemical property and expects the in situ process to begin prior to year-end. The clean-up procedure may take as long as three years.

     Entrada has accounted for all costs spent on the environmental claims and has also accounted for all settlement proceeds, accruals and insurance claims. It has received cash settlements, which together with accruals and insurance receivables, should be sufficient for future clean-up costs.

     Mountain Fuel has consistently maintained that Entrada should be responsible for any liability imposed on the Questar group as a result of actions involving Wasatch Chemical. The Company has not paid any and does not expect to pay any costs associated with the clean-up activities for the property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1993, Mountain Fuel did not submit any matters to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's outstanding shares of common stock, $2.50 par value, are owned by Questar. Information concerning the dividends paid on such stock and the ability to pay dividends is reported in the Statements of Common Shareholder's Equity and the Notes to Financial Statements included in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                                    Year Ended December 31, 1993
                                        1993        1992        1991        1990        1989
                                    (In Thousands)
Revenues                               $402,391    $373,047    $416,759    $364,747    $366,279
Operating expenses
  Natural gas purchases                 230,139     218,123     253,111     216,396     218,248
  Other expenses                        125,743     110,527     108,761     103,339     101,280
    Total operating expenses            355,882     328,650     361,872     319,735     319,528
    Operating income                    $46,509     $44,397     $54,887     $45,012     $46,751

Net income                              $25,069     $23,395     $25,074     $21,713     $21,956

Cash dividends paid on common stock      18,000      18,000      19,000      18,000      20,000

Total assets                            581,027     490,614     452,139     447,486     424,371

Capital expenditures                     50,658      55,721      36,984      28,809      29,640

Capitalization
  Long-term debt                       $158,000    $150,126    $148,953    $148,872    $148,791
  Redeemable cumulative preferred
    stock                                 7,525       8,726       9,955      11,155      12,396
  Common shareholder's equity           182,200     175,826     171,231     166,061     163,353
                                       $347,725    $334,678    $330,139    $326,088    $324,540

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Following is a summary of revenues and operating information for the Company's operations:

                                                Year Ended December 31,
                                        1993        1992        1991
                                                (Dollars In Thousands)
REVENUES
  Residential and commercial sales     $360,210    $330,920    $368,266
  Industrial sales                       21,678      19,878      25,496
  Industrial transportation               5,898       6,252       5,375
  Other                                  14,605      15,997      17,622
        Total revenues                  402,391     373,047     416,759
  Natural gas purchases                 230,139     218,123     253,111
        Gross margin                   $172,252    $154,924    $163,648

OPERATING STATISTICS
  Natural gas volumes (in Mdth)
    Residential and commercial sales     79,369      68,635      76,324
    Industrial deliveries
      Sales                               6,514       5,338       7,263
      Transportation                     53,105      51,621      45,977
        Total industrial                 59,619      56,959      53,240
        Total deliveries                138,988     125,594     129,564
  Natural gas revenue (per dth)
    Residential and commercial            $4.54       $4.82       $4.83
    Industrial sales                       3.33        3.72        3.51
    Transportation for industrial
      customers                            0.11        0.12        0.12
  Natural gas purchase price
    (per dth)                             $2.52       $2.83       $2.80
  Heating degree days (normal 5,803)      6,073       5,235       6,084
  Number of customers at end of
    period                              550,184     532,109     515,825

Natural gas volumes sold to residential and commercial customers increased 16% in 1993 following a 10% decrease in 1992. Temperatures were 5% colder than normal in 1993 and 10% warmer than normal in 1992. The number of customers increased 3.4% in 1993 and 3.2% in 1992 because of expanding population and construction in Mountain Fuel's service area.

Natural gas deliveries to industrial customers increased 5% in 1993 and 7% in 1992, due to increased usage by metals, mining and petroleum customers. These customers are using more natural gas because of expanded operations and environmental concerns. The Company's industrial customers have not switched to residual fuel oil with the decline in oil prices because gas prices have been competitive and sufficient fuel oil is not readily available.

Mountain Fuel assumed the responsibility for purchasing its own gas supplies on September 1, 1993, when Questar Pipeline began operating in accordance with FERC Order No. 636. Questar Pipeline transferred its gas purchase contracts to Mountain Fuel. The majority of these contracts are priced using a current natural gas market value. Mountain Fuel also acquired an inventory of working gas to meet customer requirements.

Mountain Fuel has reserved transportation capacity on Questar Pipeline's system of approximately 800,000 decatherms per day and pays an annual demand charge of approximately $49 million for this reservation. Mountain Fuel releases excess capacity to its industrial transportation or other customers and receives a credit from Questar Pipeline for the released-capacity revenues and a portion of Questar Pipeline's interruptible-transportation revenues.

Mountain Fuel reached a settlement of its Wyoming general rate case in July 1993, with the new rates effective August 1, 1993. The settlement approved an annualized increase in rates of $721,000, including recovery of costs attributable to FERC Order No. 636 and higher federal income tax rates.

In April 1993, Mountain Fuel filed a general rate case with the Public Service Commission of Utah (PSCU). The original rate increase request was revised to $10.3 million based on September 30, 1993 results and included a 12.1% rate of return on equity. Hearings on the case were held in November 1993 and a rate order was received in January 1994. The PSCU rate order granted Mountain Fuel a $1.6 million decrease in general rates and a $2.1 million increase in costs allowed through the purchased-gas adjustment account for a net increase in rates of $500,000. The PSCU allowed a return on equity of 11%, required Mountain Fuel to reduce rates over a five-year period for unbilled revenues, and disallowed rate coverage for certain incentive compensation and advertising costs. Mountain Fuel requested a rehearing of the PSCU order for the allowed return on equity and the treatment of unbilled revenues, and the PSCU granted a rehearing on these issues.

Natural gas purchases increased 6% in 1993 and decreased 14% in 1992. These changes were consistent with changes in volumes sold to residential and commercial customers, which were primarily weather related.

Operating and maintenance expenses increased 16% in 1993 and decreased 1% in 1992. The 1993 increase was due to more customers, expanded service territory, a reduction in the percentage of labor costs capitalized, and recording of postretirement medical and life insurance benefits on an accrual basis. The 1992 decrease was due to increased percentage of labor costs capitalized as a result of the system expansion projects which offset increased costs from a larger natural gas distribution service territory and inflation. Depreciation and amortization expense increased 12% in 1993 and 8% in 1992 due to capital expenditure programs and higher natural gas production.

The Company adopted the provisions of SFAS No. 106 on Employer's Accounting for Postretirement Benefits Other than Pensions effective January 1, 1993. This statement requires the Company to expense the costs of postretirement benefits, principally health-care benefits, over the service life of employees using an accrual method. Questar is amortizing the transition obligation over a 20-year period. Total cost of postretirement benefits other than pensions under SFAS No. 106 was $3,350,000 in 1993 compared with the costs based on cash payments to retirees totaling $876,000 in 1992 and $464,000 in 1991.

The impact of SFAS No. 106 on the Company's future net income will be mitigated by recovery of these costs from customers. Both the PSCU and the PSCW allowed Mountain Fuel to recover future SFAS No. 106 costs in the 1993 rate cases if the amounts are funded in an external trust.

The Financial Accounting Standards Board (FASB) has issued SFAS No. 112, Accounting for Postemployment Benefits. This statement requires the Company to recognize the liability for postemployment benefits when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company's principal liability under SFAS No. 112 is a long-term disability program. The Company is required to adopt SFAS No. 112 in the first quarter of 1994 and recognize a cumulative effect of a change in accounting method amounting to approximately $1,538,000. The Company may offset this amount with a regulatory asset depending on expected regulatory treatment and recovery of costs from customers. The effect on ongoing net income is not expected to be significant.

The effective income tax rate was 23.5% in 1993, 24.2% in 1992 and 39.4% in 1991. The 1993 and 1992 rates were reduced by tight-sands gas production on Mountain Fuel-owned gas reserves amounting to $5,463,000 in 1993 and $4,281,000 in 1992. The 1993 federal income tax rate increased to 35%.
The effect on the higher tax rate on deferred income taxes was recorded as income taxes recoverable from customers because the Company has adopted procedures with its regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis.

Mountain Fuel is responsible for a judgment in a lawsuit involving the Company, Questar Pipeline and a gas producer. In March 1994, a jury awarded the gas producer damages of approximately $6.3 million on claims involving take-or-pay, tax reimbursement and breach of contract. Mountain Fuel expects that substantially all of the judgment will be included in its gas balancing account and recovered through customer rates. The judgment is not expected to have a significant impact on the Company's results of operations, financial position or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

The majority of the Company's cash needs for capital expenditures and dividend payments has been met with cash from operations. Net cash from operating activities was $37,139,000 in 1993, $50,600,000 in 1992 and
$54,655,000 in 1991.  Inventories increased by $20,869,000 in 1993, primarily for gas stored underground. Changes in the purchased-gas adjustment account provided cash of $4,686,000 in 1993, $4,586,000 in 1992 and $16,662,000 in 1991.

Following is a summary of capital expenditures for 1993, and a forecast of 1994 expenditures.

                                        1994
                                     Estimated      1993
                                    (In Thousands)
New-customer service equipment          $16,700     $16,749
Distribution system                       8,900       9,295
Buildings                                 8,900      10,993
Computer software and hardware            6,400       4,702
General and other                        10,500       8,919
                                        $51,400     $50,658

Mountain Fuel's number of customers increased 18,075 during 1993 and 16,284 in 1992 due to population growth and building construction activity in its service area. The 1994 capital expenditures anticipate a similar level of customer growth.

The Company funded 1993 capital expenditures with cash provided from operations and borrowings under short-term credit lines. The 1994 capital expenditures are expected to be financed with cash provided from operations, borrowings under Mountain Fuel's medium-term note program, equity investment from Questar and short-term credit arrangements.

The Company has a short-term line-of-credit arrangement with a bank under which it may borrow up to $500,000, below the prime interest rate. The arrangements are renewable on an annual basis. At December 31, 1993, no amounts were borrowed under this arrangement. Questar loans funds to the Company under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $57,800,000 and had an interest rate of 3.59% at December 31, 1993.

During 1993, Mountain Fuel issued $91,000,000 of 15-year and 30-year medium-term notes at interest rates of 7.19% to 8.28%. Proceeds from these notes and $16,000,000 remaining from the 1992 issuances were used to redeem Mountain Fuel's $100,000,000 9 3/8% debentures and pay the associated refinancing costs. At December 31, 1993, Mountain Fuel had a registration statement filed with the Securities and Exchange Commission to issue an additional $17,000,000 of medium-term notes.

The Company typically has negative net working capital at the end of the year because of short-term borrowings. These borrowings are seasonal and generally peak at the end of December because of cold-weather gas purchases.

The assumption of gas-purchase contracts and the gas-supply purchase activity resulted in several changes to Mountain Fuel's working capital. Mountain Fuel acquired an inventory of gas stored underground to meet customer requirements. Accounts payable to unaffiliated parties increased while accounts payable to affiliates decreased because of direct purchases from gas producers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements are included in Part IV,
Item 14, herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     Mountain Fuel has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors and executive officers is located in the following chart:

                       Business Experience and Positions Held
Name              Age  With the Company and Affiliates

Robert H.
Bischoff          72   Director, May 1982; Director, Questar,
                       May 1984; Chairman of Board, Key Bank of
                       Utah (commercial bank), through December
                       31, 1993; Director, Deseret News
                       Publishing Company; Trustee,
                       Intermountain Health Care, Inc. (through
                       April 1994).

M. E. Benefield   54   Vice President, Gas Supply, May 1992;
                       Vice President, Planning and Corporate
                       Development, Questar (March 1989 to May
                       1992.)

R. D. Cash        51   Director, May 1977; Chairman of the
                       Board, May 1985; Director, President and
                       Chief Executive Officer, Questar, May
                       1984; Chairman of the Board, Questar, May
                       1985.  Director, Zions First National
                       Bank and Zions Bancorporation; Trustee,
                       Southern Utah University.

W. F. Edwards     48   Vice President and Chief Financial
                       Officer, May 1984; Senior Vice President and Chief Financial Officer, Questar,
                       February 1989; Vice President and Chief
                       Financial Officer, Questar, May 1984 to
                       February 1989.

Susan Glasmann    46   Vice President, Marketing, February 1994;
                       General Manager, Marketing, April 1991 to
                       February 1994; Manager, Corporate
                       Communications, Questar, October 1989 to
                       April 1991.

Robert E. Kadlec  60   Director, March 1987; Director, Questar,
                       March 1987; President and Chief Executive
                       Officer, BC Gas Inc. (Vancouver, British
                       Columbia); Director, BC Gas Inc., Trans
                       Mountain Pipe Line Company Ltd., Bank of
                       Montreal, and British Pacific Properties
                       Ltd. and affiliated companies.

B. Z. Kastler     73   Director, May 1969; Senior Director,
                       Questar, May 1991; Director, Questar, May
                       1984 to May 1991; Consultant, January
                       1984 to December 1988; Chairman of the
                       Board, May 1976 to May 1985.

Dixie L. Leavitt  64   Director, May 1987; Director, Questar,
                       May 1987; Chairman of the Board, Leavitt
                       Group Agency Association (a group of
                       approximately 42 separate insurance
                       agencies); Director, Zions First National
                       Bank.

Gary G. Michael   53   Director, February 1994; Director,
                       Questar, February 1994; Chairman and
                       Chief Executive Officer, Albertson's;
                       Director, Albertson's and member of Board of Directors of the Federal Reserve Bank of San Francisco.

D. N. Rose        49   President and Chief Executive Officer,
                       October 1984; Director, May 1984;
                       Director, Questar, May 1984; Director,
                       Key Bank of Utah; Trustee, Westminster
                       College.

G. H. Robinson    43   Vice President and Controller, April
                       1991; Vice President, Marketing, March
                       1985 to April 1991.

Roy W. Simmons    78   Director, May 1968; Senior Director,
                       Questar, May 1992; Director, Questar, May
                       1984 to May 1992; Chairman, Zions
                       Bancorporation (commercial bank holding
                       company) and Chairman, Zions First
                       National Bank (commercial bank); Chief
                       Executive Officer, Zions First National
                       Bank to January 1989; Chief Executive
                       Officer, Zions Bancorporation to January
                       1991; Director, Beneficial Life Insurance
                       Company and Ellison Ranching Company.

S. C. Yeager      46   Vice President, Customer Service, April
                       1991; Vice President, Retail Operations,
                       March 1985 to April 1991.

     Except as otherwise indicated, the executive officers and directors have held the principal occupations described above for more than the past five years. There are no family relationships among the directors and executive officers of the Company. Directors of the Company are elected to serve three-year terms. Executive officers of the Company serve at the pleasure of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table lists annual and long-term compensation earned by Mr. D. N. Rose, the Company's President and Chief Executive Officer, and the other four most highly compensated officers during 1991, 1992, and 1993:


                           Summary Compensation Table

                           Annual Compensation         Long-Term Compensation

     Name and             Base                Restricted                    All Other
Principal Position  Year  Salary($) Bonus($)1 Stock Awards($)2  Options(#)3 Compensation($)4
D. N. Rose          1993  $200,417  $68,048   38,525            19,000      18,786
President and Chief 1992   190,833   56,279   31,358            19,000      17,002
Executive Officer   1991   180,700   56,440      -              12,000      14,955

R. D. Cash 5        1993   128,835   58,159   32,504            30,000      16,722
Chairman of the     1992   123,338   50,402   29,317            30,000      15,265
Board               1991   116,003   42,387       -             18,000      13,404

M. E. Benefield 6   1993   134,050   35,548   17,136             9,000       8,743
Vice President,     1992    98,153   22,998   17,412             8,500       6,649
Gas Supply

G. H. Robinson      1993   127,533   28,822   16,223             9,000       8,107
Vice President and  1992   121,667   25,228   12,878             8,500       6,794
Controller          1991   115,467   24,276      -               8,000       6,224

S. C. Yeager        1993   127,533   28,822   16,223             9,000       8,031
Vice President,     1992   121,667   23,728   12,878             9,000       6,794
Customer Service    1991   115,467   24,276      -               8,000       6,224

     1/Amounts listed under this heading for 1993 include payments made in 1994 on 1993 target bonuses established under the Company's Annual Management Incentive Plan and cash payments made in 1993 on 1990 and 1991 target bonuses under such plan. They include the Company's portion of the amounts paid to Mr. Cash under Questar's Annual Management Incentive Plan for the same years and the Company's portion of the amounts paid to Mr. Benefield in 1992 as well as the payments made in 1993 and 1994 by the Company. Bonus payments reported for prior years are handled in a similar fashion.

     2/Amounts under this heading include the value (as of the grant date) of any restricted shares of Questar's common stock used in 1993 and 1994, in lieu of cash, as partial payment of bonuses earned under the Company's 1992 and 1993 Annual Management Incentive Plans and the Company's allocated portion of the value of restricted shares granted to Mr. Cash under Questar's 1992 and 1993 Annual Management Incentive Plans. All shares of restricted stock vest in two equal, annual installments with the first installment occurring on the first anniversary of the grant date. Dividends are paid on the restricted shares at the same rate dividends are paid on other shares of Questar's common stock. As of year-end 1993, Messrs. Rose, Cash, Benefield, Robinson and Yeager owned 1,086; 2,891; 603; 446; and 446 shares of restricted stock, respectively.

     3/Mountain Fuel's executive officers are granted nonqualified stock options to purchase shares of Questar's common stock under Questar's Long-Term Stock Incentive Plan.

     4/Amounts listed under this heading include employer matching and nonmatching contributions to the Employee Stock Purchase Plan, matching "contributions" to the Deferred Share Plan, and directors' fees. The figures opposite Mr. Rose's name include $12,228 in contributions to the Employee Stock Purchase Plan for 1993, $10,499 for 1992 and $10,000 for 1991. They also include directors' fees amounting to $5,200 for 1993, $5,600 for 1992, and $4,600 for 1991 and matching "contributions" to the Deferred Share Plan of $1,358 for 1993, $903 for 1992, and $355 for 1991. The figures opposite Mr. Cash's name include the Company's allocated portion of the matching and nonmatching contributions to the Employee Stock Purchase Plan of $5,124 for 1993, $4,511 for 1992, and $4,365 for 1991. They also include directors' fees amounting to $5,200 for 1993, $5,600 for 1992, and $4,600 for 1991 and the Company's allocated portion of "contributions" to the Deferred Share Plan of $6,399 for 1993, $5,154 for 1992, and $4,439 for 1991. The figures opposite the names of Messrs. Benefield, Robinson, and Yeager include the matching and nonmatching contributions made by the Company to the Employee Stock Purchase Plan for their respective accounts.

     5/Mr. Cash also serves as an executive officer of Questar and other affiliated companies. The base salary shown for Mr.
Cash is the combination of the amount directly paid by the Company and the amount allocated to the Company.

     6/Mr. Benefield did not become an executive officer of the Company until May 19, 1992. The base salary information reported for him in 1992 includes the amount that the Company paid directly and the amount allocated to the Company when Mr.
Benefield served as an officer of Questar.

     The following table lists information concerning the nonqualified stock options to purchase shares of Questar's common stock that were granted to Mountain Fuel's five highest paid officers during 1993 under Questar's Long-Term Stock Incentive Plan. No stock appreciation rights were granted during 1992.


                 Option Grants in Last Fiscal Year

                             % of Total
                             Options Granted
                  Options    to Employee in     Exercise or  Expiration   Grant Date
Name              Granted #1 Last Fiscal Year   Base Price   ($)Date      Value ($) 2
D. N. Rose       19,000      4.9                28.875       2/09/2003     79,610
R. D. Cash       30,000      7.8                28.875       2/09/2003    125,700
M. E. Benefield   9,000      2.3                28.875       2/09/2003     37,710
G. H. Robinson    9,000      2.3                28.875       2/09/2003     37,710
S. C. Yeager      9,000      2.4                28.875       2/09/2003     37,710

     1/These nonqualified stock options vest in four annual, equal installments, with the first installment exercisable as of August 8, 1993. Participants can use cash or previously-owned shares as consideration for option shares. Participants can also elect to use newly-acquired shares to satisfy the minimum tax withholding obligation or previously-owned shares to satisfy either the minimum tax withholding obligation or maximum tax payment obligation. Options expire when a participant terminates his employment, unless termination is caused by an approved retirement, death, or disability. Options can be exercised for three months following a participant's approved retirement and 12 months following a participant's death or disability.

     2/When calculating the present value of options granted in 1993, Questar used the Black-Scholes option pricing model. Questar assumed a volatility of .179, a risk free interest rate of 6.26 percent, a dividend yield of 5.00 percent and assumed that the shares would be exercised evenly throughout the four-year vesting schedule.

     The following table lists information concerning the nonqualified stock options to purchase shares of Questar's common stock that were exercised by the officers named above during 1993 and the total options and their value held by each at year-end
1993:


               Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Options/SAR Values

                                         Number of Unexercised        Value of Unexercised, in-the-Money
                   Shares                Options/SARs at Year-End     Options/SARs at Year-End
                   Acquired     Value          (#) 1                      ($) 2
                 or Exercised   Realized
Name                 (#)          ($)    Exercisable  Unexercisable   Exercisable   Unexercisable

D. N. Rose       28,853         412,551  12,700       23,750          125,925       185,844
R. D. Cash       30,883         552,630  16,873       37,500          156,301       293,438
M. E. Benefield   4,375          54,656       0       11,000                0        84,688
G. H. Robinson    5,440          72,076       0       11,000                0        84,688
S. C. Yeager     10,683         147,374   4,500       11,250           39,375        88,031

     1/Stock appreciation rights (SARs) have not been granted since February of 1989. At year-end 1993, there were no SARs outstanding.

     2/The "value" is calculated by subtracting the fair market value of the shares purchased on the date of exercise minus the option price. The value is equal to the amount of ordinary income recognized by each officer. The current value of the shares may be higher or lower than the aggregate value reported in the table.

Retirement Plan

     Company employees (including executive officers) participate in the employee benefit plans of Questar. The Company has agreed to pay its share of the costs associated with the plans that are described below. Questar maintains a noncontributory Retirement Plan that is funded actuarially and does not involve specific contributions for any one individual. The following table lists the estimated annual benefits payable under the Retirement Plan as of December 31, 1993, and, if necessary, the Supplemental Executive Retirement Plan (described below). The benefits shown are based on earnings and years of service reaching normal retirement age of 65 in 1993 and do not include Social Security benefits. Benefits under the Retirement Plan are not reduced or offset by Social Security benefits.

                 PENSION PLAN TABLE

Highest Consecutive               Years of Service
Three-Year Average
Annual Compensation    15        20        25        30        35

$125,000               $33,718   $44,957   $56,196   $59,321   $62,446
 150,000                40,843    54,457    68,071    71,821    75,571
 175,000                47,968    63,957    79,946    84,321    88,696
 200,000                55,093    73,457    91,821    96,821   101,821
 225,000                62,218    82,957   103,696   109,321   114,946
 250,000                69,343    92,457   115,571   121,821   128,071
 300,000                83,593   111,457   139,321   146,821   154,321

     Questar's Retirement Plan, as of January 1, 1989, has a "step rate/excess" benefit formula. The formula provides for a basic benefit that is calculated by multiplying the employee's final average earnings by a specified base benefit factor and by subsequently multiplying such sum by the employee's years of service (up to a maximum of 25). This basic benefit is increased for each year of service in excess of 25 and is reduced for retirement prior to age 62. Employees also receive a supplemental benefit calculated by multiplying the difference between the employee's final average earnings and his "covered compensation" by a supplemental factor that varies by age. (The term covered compensation refers to the 35-year average Social Security wage base tied to year of an employee's birth.) Employees who retire prior to age 62 also receive a temporary supplement that is tied to years of service until they are eligible to receive Social Security benefits.

     The "final average earnings" (average annual earnings for the last three years) for purposes of calculating retirement benefits for the executive officers named above in the table as of December 31, 1993, is as follows: $247,024 for Mr. Rose; $157,253 for Mr. Benefield; $146,629 for Mr. Robinson; and $146,129 for Mr. Yeager. (No figure is given for Mr. Cash because his final average earnings for purposes of the Retirement Plan would include compensation paid by the Company's affiliates.) The years of credited service for the individuals listed in the compensation table are: 18 years for Mr. Cash; 25 years for Mr. Rose; 16 years for Mr. Benefield; 20 years for Mr. Robinson; and 18 years for Mr. Yeager.

     The Company also participates in Questar's Executive Incentive Retirement Plan (the EIRP). Under the terms of this nonqualified plan, a participant will receive monthly payments upon retirement until death equal to 10 percent of the highest average monthly compensation (excluding incentive compensation) paid to the officer during any period of 36 consecutive months of employment. The plan also provides for a family benefit in the event of the death of an officer. Although not required to do so, Questar and its affiliates have purchased life insurance on the life of each participant, with Questar named as owner and beneficiary. The covered officers have no rights under or to such insurance policies. All of the Company's officers listed in the compensation table have been nominated to participate in the plan, have satisfied the 15 years of service requirement and have a vested right to receive benefits under the EIRP. The annual benefits payable to the named officers under this plan as of December 31, 1993, are as follows: Mr. Rose, $19,065; Mr. Benefield, $12,823; and Messrs. Robinson and Yeager, $12,155.
(No figure is given for Mr. Cash because his compensation for purposes of calculating benefits under the EIRP would include compensation paid by the Company's affiliates.)

     Any benefits payable under the SERP are offset against payments for the EIRP. Consequently, an officer would not receive any benefits for the SERP unless his benefit under the EIRP was less than the difference between what he could be paid under Questar's Retirement Plan at the date of retirement and what he had earned under such plan absent federal tax limitations. Given this relationship between the two nonqualified plans, the amounts listed in the table above do not include benefits payable under the EIRP.

Executive Severance Compensation Plan

     Questar has an Executive Severance Compensation Plan that covers the Company's executive officers. Under this plan, participants, following a change in control of Questar, are eligible to receive compensation equal to up to two years' salary and miscellaneous benefits upon a voluntary or involuntary termination of their employment, provided that they have continued working or agree to continue working for six months following a potential change in control of Questar. This plan was adopted in 1983 by Mountain Fuel, was assumed by Questar as of October 2, 1984, and was amended and restated effective January 1, 1986. The amended plan also contains a provision that limits compensation and benefits payable under the plan to amounts that can be deducted under Section 280G of the Internal Revenue Code of 1986.

     The dollar amounts payable to the Company's executive officers (based on current salaries paid by the Company) in the event of termination of employment following a change in control of Questar are as follows: $422,000 to Mr.Rose; $280,800 to Mr. Benefield; and $268,000 each to Messrs. Yeager and Robinson.
(The amount payable to Mr. Cash is not given since such amount is based on each officer's total salary.) The Company's executive officers would also receive certain supplemental retirement benefits, welfare benefits, and cash bonuses.

     Under the plan, a change in control is defined to include any change in control required to be reported under Item 6(e) of
Schedule 14A of the Securities Exchange Act of 1934, as amended. A change in control is also deemed to occur once any person becomes the beneficial owner, directly or indirectly, of securities representing 20 percent or more of Questar's outstanding shares of common stock.

Directors' Fees

     All directors receive an annual fee of $3,600 payable in 12 monthly installments and fees of $400 for each meeting of the Board of Directors that they attend.

     The Company has a Deferred Compensation Plan for Directors under which directors can elect to defer all or any portion of the fees received for service as directors until their retirement from such service and can choose to have the deferred amounts earn interest as if invested in long-term certificates of deposit or be accounted for with "phantom shares" of Questar's common stock. Upon retirement, the phantom shares of stock are "converted" to their fair market cash equivalent. During 1993, several directors of the Company chose to defer receipt of all or a portion of the compensation earned by them for their service. (Any shares of phantom stock credited to directors are not included in the number of shares listed opposite their names below.)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The Company is a direct, wholly owned subsidiary of Questar. The following table sets forth information, as of December 31, 1993, with respect to each person known or believed by Questar to be the beneficial owner of 5 percent or more of its common stock:


                                Shares and
Name and                         Nature of
Address of                      Beneficial             Percent
Beneficial Owner                 Ownership            of Class

First Security Bank of Utah      4,169,225             10.38
N.A., 79 South Main Street      Trustee for
Salt Lake City, Utah 84111      Company Employee
                                 Benefit Plans
                                  and Bank 1

The Equitable Companies
 Incorporated                    2,493,225              6.21
787 Seventh Avenue              Parent Holding
New York, New York 10019        Company for Insurance
                                Company and Investment
                                Advisor Subsidiaries 2


    1/Of this total, First Security beneficially owns 4,077,906 shares in its role as trustee of employee benefit plans sponsored by Questar or a subsidiary of Questar. Participating employees control the voting of 4,071,927 shares.

    2/In an initial Schedule 13G dated as of December 31, 1993, and filed on behalf of a group, The Equitable Companies
Incorporated reported sole voting power for 2,337,325 shares, shared voting power for 117,700 shares and sole dispositive power for 2,493,225 shares.

    The following table sets forth information, as of March 1, 1994, concerning the shares of Questar's common stock beneficially owned by each of the Company's named executive officers and directors and by the Company's executive officers and directors as a group:

                                 Shares Owned       Percent of
Name of Beneficial Owner         Beneficially  Outstanding Shares

        M. E. Benefield 1,2,3    23,709            * 4
        Robert H. Bischoff 5     12,056            * 4
        R. D. Cash 1,2,3,6,7    162,576           .40%
        W. Whitley Hawkins 5      3,720            * 4
        Robert E. Kadlec 5       14,450            * 4
        B. Z. Kastler 7           2,000            * 4
        Dixie L. Leavitt 5,7     14,887            * 4
        Gary G. Michael             500            * 4
        G. H. Robinson 1,3       15,967            * 4
        D. N. Rose 1,2,3         47,493           .12%
        Roy W. Simmons           14,800            * 4
        S. C. Yeager             19,707            * 4

        All directors and
        executive               396,012         .98% 4
        officers as a group
        (14 persons including
        those listed above) 8


    1/The Company's executive officers own shares through their participation in Questar's Employee Investment Plan. The number of shares owned through this plan as of December 31, 1993, is as follows for the named officers: Mr. Benefield, 3,722 shares; Mr. Cash, 26,318 shares; Mr. Robinson, 6,234 shares; Mr. Rose, 13,990 shares; and Mr. Yeager, 6,829 shares.

    2/The Company's executive officers have been granted nonqualified stock options under Questar's Stock Option Plan and Long-Term Stock Incentive Plan. The number of shares listed opposite the named officers attributable to vested options as of March 1, 1994, is as follows: Mr. Cash, 16,873 shares; Mr. Rose, 12,700 shares; and Mr. Yeager, 4,500 shares.

    3/The Company's executive officers acquired restricted shares of Questar's common stock in partial payment of bonuses earned in the 1993 bonus plans. The number of restricted shares beneficially owned by each of the named officers as of March 1, 1994, is as follows: Mr. Benefield, 845 shares; Mr. Cash, 4,279 shares; Mr. Robinson, 738 shares; Mr. Rose, 1,766 shares; and Mr. Yeager, 738 shares.

    4/Unless otherwise listed, the percentage of shares owned is less than .1 percent. The percentages of beneficial ownership have been calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

    5/Messrs. Bischoff, Hawkins, Kadlec, and Leavitt, as nonemployee voting directors of Questar, have been granted nonqualified stock options to purchase shares of Questar's common stock as follows: Mr. Bischoff, 5,200 shares; Mr. Hawkins, 3,500 shares; Mr. Kadlec, 12,650 shares; and Mr. Leavitt, 9,100 shares. These shares are included in the numbers listed opposite their respective names.

    6/Mr. Cash is the Chairman of the Board of Trustees of the Questar Corporation Educational Foundation and the Questar Corporation Arts Foundation, two nonprofit corporations that own an aggregate of 39,282 shares of Questar's common stock. As the Chairman, Mr. Cash has voting control for such shares, but disclaims any beneficial ownership of them.

    7/Of the total shares reported for Mr. Cash, 3,270 shares are owned jointly with his wife and 4,549 are controlled by him as custodian for his son. Messrs. Leavitt and Yeager own their shares of record with their respective wives.

    8/The total number of shares reported for this group includes vested options to purchase 102,648 shares of Questar's common stock.

Committee Interlocks and Insider Participation

    The Company itself has no formal "Compensation Committee." Questar's Board of Directors has a Management Performance Committee that makes recommendations to the Company's Board of Directors concerning base salary and bonus payments. (Questar's Board approves all stock options.) Messrs. Cash and Rose, as directors and officers of the Company, are formally excused from all discussions by the Company's Board involving their compensation. Mr. Kastler, a retired employee and officer, is a director of the Company and does participate in these discussions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There are no relationships or transactions involving the Company's directors and executive officers.

    As described above, there are significant business relationships between the Company and its affiliates, particularly Wexpro and Questar Pipeline. Questar, the Company's parent, also provides certain administrative services, e.g., personnel, legal, public relations, financial, tax, and audit to the Company and other members of the consolidated group. The costs of performing such services are allocated to the Company. Questar Service, another affiliate, provides data processing and communication services for the Company; the charges for such services are based on cost of service plus a specified return on assets.

    See Note I to the financial statements for additional information concerning transactions between the Company and its affiliates.


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

    (a)(1)(2)  Financial Statements and Financial Statement
Schedules. The financial statements and schedules identified in the List of Financial Statements and Financial Statement
Schedules are filed as part of this report.

    (3) Exhibits. The following is a list of exhibits required to be filed as a part of this report in Item 14(c).

Exhibit No.                      Exhibit

 3.1.*    Restated Consolidated Articles of Incorporation dated
          August 15, 1980.  (Exhibit No. 4(a) to Registration
          Statement No. 2-70087, filed December 1, 1980.)

 3.2.*    Certificate of Amendment to Restated Consolidated
          Articles of Incorporation dated May 13, 1982.  (Exhibit
          No. 3(b) to Form 10-K Annual Report for 1982.)

 3.3.*    Certificate of Amendment to Restated Consolidated
          Articles of Incorporation dated May 10, 1983.
          (Included in Exhibit No. 4.1. to Registration Statement
          No. 2-84713, filed June 23, 1983.)

 3.4.*    Certificate of Amendment to Restated Consolidated
          Articles of Incorporation dated August 16, 1983.
          (Exhibit No. 3(a) to Form 8 Report amending the
          Company's Form 10-Q Report for Quarter Ended September
          30, 1983.)

 3.5.*    Certificate of Amendment to Restated Consolidated
          Articles of Incorporation dated October 26, 1984.
          (Exhibit No. 3.5. to Form 10-K Annual Report for 1984.)

 3.6.*    Certificate of Amendment to Restated Consolidated
          Articles of Incorporation dated May 13, 1985.  (Exhibit
          No. 3.1. to Form 10-Q Report for Quarter Ended June 30,
          1985.)

 3.7.* Articles of Amendment to Restated Consolidated Articles of Incorporation dated February 10, 1988. (Exhibit No.
          3.7. to Form 10-K Annual Report for 1987.)

 3.8.*    Bylaws (as amended effective August 11, 1992).
          (Exhibit No. 3.8. to Form 10-K Annual Report for 1992.)

 4.* Indenture dated as of May 1, 1992, between the Company and Citibank, as trustee, for the Company's Debt
          Securities. (Exhibit No. 4. to Form 10-Q Report for
          Quarter Ended June 30, 1992.)

 10.1.* Stipulations and Agreement, dated October 14, 1981, executed by Mountain Fuel Supply Company; Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Form 10-K Annual Report for 1981.)

 10.7.*   Data Processing Services Agreement effective July 1,
          1985, between Questar Service Corporation and Mountain
          Fuel Supply Company.  (Exhibit 10.7. to Form 10-K
          Annual Report for 1988.)

 10.8.*1  Mountain Fuel Supply Company Annual Management
          Incentive Plan as amended and restated effective
          February 11, 1992.  (Exhibit No. 10.8. to Form 10-K
          Annual Report for 1991.)

 10.9.*1  Mountain Fuel Supply Company Window Period Supplemental
          Executive Retirement Plan effective January 24, 1991.
          (Exhibit No. 10.9. to Form 10-K Annual Report for
          1990.)

 12.      Statement of Ratio of Earnings to Fixed Charges.

 24.      Consent of Independent Auditors.

 25.      Power of Attorney.

    *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

    1 Exhibits so marked are management contracts or compensation plans or arrangements.

    (b) Mountain Fuel did not file any Current Reports on Form 8-
K during the last quarter of 1993.

ANNUAL REPORT ON FORM 10-K

ITEM 8. ITEM 14 (a) (1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT SCHEDULES


YEAR ENDED DECEMBER 31, 1993


MOUNTAIN FUEL SUPPLY COMPANY

SALT LAKE CITY, UTAH

FORM 10-K--ITEM 14 (a) (1) and (2)

MOUNTAIN FUEL SUPPLY COMPANY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following financial statements of Mountain Fuel Supply Company are included in Item 8:

Statements of income -- Years ended December 31, 1993, 1992 and 1991

Balance sheets -- December 31, 1993 and 1992

Statements of common shareholder's equity -- Years ended December 31, 1993, 1992 and 1991

Statements of cash flows -- Years ended December 31, 1993, 1992 and 1991

Notes to financial statements

The following financial statement schedules of Mountain Fuel Supply Company are included in Item 14(d):

Schedule II -- Amounts receivable from related parties and underwriters, promoters, and employees other than related parties

Schedule V -- Property, plant and equipment

Schedule VI -- Accumulated depreciation, depletion and amortization of property, plant and equipment

Schedule X -- Supplementary income statement information

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors


Board of Directors
Mountain Fuel Supply Company


We have audited the accompanying balance sheets of Mountain Fuel Supply Company as of December 31, 1993 and 1992, and the related statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at
Item  14(a).   These financial statements and schedules  are
the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Fuel Supply Company at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note H  to the financial statements, in 1993
Mountain Fuel Supply changed its method of accounting for postretirement benefits other than pensions.


ERNST & YOUNG

Salt Lake City, Utah
February 11, 1993

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME

                                                Year Ended December 31,
                                        1993        1992        1991
                                                (In Thousands)
REVENUES - Note I                      $402,391    $373,047    $416,759

OPERATING EXPENSES
  Natural gas purchases
    From affiliates - Note I            174,401     210,911     226,531
    From unaffiliated parties            55,738       7,212      26,580
      Total natural gas purchases       230,139     218,123     253,111
  Operating and maintenance -
    Note I                               92,486      79,975      80,824
  Depreciation and amortization          23,244      20,713      19,231
  Other taxes                            10,013       9,839       8,706

    TOTAL OPERATING EXPENSES            355,882     328,650     361,872

    OPERATING INCOME                     46,509      44,397      54,887

INTEREST AND OTHER INCOME                 1,692       1,703       1,625

DEBT EXPENSE                            (15,423)    (15,254)    (15,163)

    INCOME BEFORE INCOME TAXES           32,778      30,846      41,349

INCOME TAXES - Note F                     7,709       7,451      16,275

    NET INCOME                          $25,069     $23,395     $25,074

See notes to financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
BALANCE SHEETS

ASSETS

                                                December 31,
                                                    1993        1992
                                                (In Thousands)
CURRENT ASSETS
  Cash and short-term investments -
    Notes B and E                                    $2,312      $3,962
  Accounts receivable                                52,540      40,962
  Unbilled gas accounts receivable - Note G          27,313
  Accounts receivable from affiliates                 1,815         331
  Recoverable federal income taxes                                  520
  Inventories, at lower of average cost or
    market
    Materials and supplies                            3,733       3,103
    Gas stored underground                           20,239
      Total inventories                              23,972       3,103
  Prepaid expenses and deposits                       4,739       5,075
    TOTAL CURRENT ASSETS                            112,691      53,953

PROPERTY, PLANT AND EQUIPMENT
  Production - Note J                                98,076      99,795
  Distribution                                      511,105     484,216
  General                                            83,995      72,154
  Construction in progress                           16,924      11,502
                                                    710,100     667,667
  Less allowances for depreciation and
    amortization                                    267,314     249,056
    NET PROPERTY, PLANT AND EQUIPMENT               442,786     418,611

OTHER ASSETS
  Income taxes recoverable from customers -
    Note F                                           11,576      10,874
  Unamortized costs of reacquired debt               11,077       4,074
  Other                                               2,897       3,102
    TOTAL OTHER ASSETS                               25,550      18,050

                                                   $581,027    $490,614

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                December 31,
                                                    1993        1992
                                                (In Thousands)
CURRENT LIABILITIES
  Notes payable to Questar - Notes C and E          $57,800     $18,900
  Accounts payable and accrued expenses
    Accounts payable                                 27,207       7,522
    Accounts payable to affiliates                   19,010      33,343
    Federal income taxes payable                      1,186
    Other taxes                                       5,684       4,429
    Accrued interest                                  3,377       2,970
    Other                                             8,284       4,630
      Total accounts payable and accrued
        expenses                                     64,748      52,894
  Purchased-gas adjustments                          25,727       7,941
  Current portion of long-term debt                              16,000
    TOTAL CURRENT LIABILITIES                       148,275      95,735

LONG-TERM DEBT - Notes C and E                      158,000     150,126

OTHER LIABILITIES
  Unbilled gas revenues - Note G                     26,489
  Other                                                 674          19
    TOTAL OTHER LIABILITIES                          27,163          19

DEFERRED INVESTMENT TAX CREDITS                       7,941       8,353

DEFERRED INCOME TAXES - Note F                       49,923      51,829

COMMITMENTS AND CONTINGENCIES - Note G

REDEEMABLE CUMULATIVE PREFERRED STOCK
  - Notes D and E                                     7,525       8,726

COMMON SHAREHOLDER'S EQUITY
  Common stock - par value $2.50 per share;
    authorized 50,000,000 shares; issued and
    outstanding 9,189,626 shares                     22,974      22,974
  Additional paid-in capital                         21,875      21,875
  Retained earnings                                 137,351     130,977
    TOTAL COMMON SHAREHOLDER'S EQUITY               182,200     175,826

                                                   $581,027    $490,614

See notes to financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

                                                 Additional
                                       Common     Paid-in     Retained
                                       Stock      Capital     Earnings
                                                (In Thousands)
Balances at January 1, 1991             $22,974     $21,875    $121,212
  1991 net income                                                25,074
  Payment of dividends
    Preferred stock                                                (904)
    Common stock                                                (19,000)
Balances at December 31, 1991            22,974      21,875     126,382
  1992 net income                                                23,395
  Payment of dividends
    Preferred stock                                                (800)
    Common stock                                                (18,000)
Balances at December 31, 1992            22,974      21,875     130,977
  1993 net income                                                25,069
  Payment of dividends
    Preferred stock                                                (695)
    Common stock                                                (18,000)
Balances at December 31, 1993           $22,974     $21,875    $137,351

See notes to financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                        1993        1992        1991
                                                (In Thousands)
OPERATING ACTIVITIES
  Net income                            $25,069     $23,395     $25,074
  Depreciation and amortization          25,492      22,922      21,340
  Deferred income taxes                  (1,906)      2,973      (1,077)
  Deferred investment tax credits          (412)       (453)       (491)
                                         48,243      48,837      44,846
  Changes in operating assets and
    liabilities
    Accounts receivable                      38       5,045      (1,262)
    Federal income taxes                  1,706         525      (1,285)
    Inventories                         (20,869)        903        (417)
    Prepaid expenses and deposits           336        (888)         69
    Purchased-gas adjustments             4,686       4,586      16,662
    Accounts payable and accrued
      expenses                           10,668      (5,581)     (4,938)
    Other                                (7,669)     (2,827)        980
    Net cash provided from
      operating activities               37,139      50,600      54,655
INVESTING ACTIVITIES
  Capital expenditures                  (50,658)    (55,721)    (36,984)
  Proceeds from (cash used in)
    disposition and transfer of
    property, plant and equipment           991         915        (404)
    Cash used in investing
      activities                        (49,667)    (54,806)    (37,388)
FINANCING ACTIVITIES
  Redemption of preferred stock          (1,201)     (1,229)     (1,200)
  Issuance of long-term debt             91,000      67,000
  Redemption of long-term debt          (99,126)    (49,827)
  Change in notes payable to
    Questar                              38,900       5,900       4,000
  Payment of dividends                  (18,695)    (18,800)    (19,904)
    Cash provided from (used in)
      financing activities               10,878       3,044     (17,104)
    Change in cash and short-term
      investments                        (1,650)     (1,162)        163
Beginning cash and short-term
  investments                             3,962       5,124       4,961

    Ending cash and short-term
      investments                        $2,312      $3,962      $5,124

NONCASH TRANSACTION
  Recording of unbilled revenues        $27,313

See notes to financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
NOTES TO FINANCIAL STATEMENTS

Note A - Summary of Accounting Policies

Mountain Fuel Supply Company (the Company or Mountain Fuel) is a wholly-owned subsidiary of Questar Corporation (Questar).

Business and Regulation: The Company's business consists of natural gas distribution operations for industrial, residential and commercial customers. Mountain Fuel is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). These regulatory agencies establish rates for the sale and transportation of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service including, a rate of return on investment.

The financial statements are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of nonregulated businesses because of cost allocation methods used in establishing rates.

Purchased-Gas Adjustments: The Company accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and PSCW whereby purchased-gas costs that are different from those provided for in the present rates are accumulated and recovered or credited through future rate changes.

Credit Risk: The Company's primary market area is the Rocky Mountain region of the United States. The Company's exposure to credit risk may be impacted by the concentration of customers in this region due to changes in economic or other conditions. The Company's customers include individuals and numerous industries that may be impacted differently by changing conditions. The Company believes that it has adequately reserved for potential credit-related losses.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. The provision for depreciation and amortization is based upon rates which will amortize costs of assets over their estimated useful lives. The costs of natural gas distribution property, plant and equipment, excluding gas wells, are amortized using the straight-line method. The costs of gas wells were amortized using the unit-of-production method at $.18 per Mcf of natural gas production during 1993. Historically, the Company used the successful efforts method to account for costs incurred for exploration and development of gas reserves; however, the Company has not incurred any such costs during the last three years.

Income Taxes: On January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109. The deferred tax balance at December 31, 1993, represents the temporary differences between book and taxable income multiplied by the effective tax rates. These temporary differences relate primarily to depreciation, unbilled revenues and purchased-gas adjustments. The Company uses the deferral method to account for investment tax credits as required by regulatory commissions. See Note F.

Reacquisition of Debt: Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the life of the replacement debt in order to match regulatory treatment.

Allowance for Funds Used During Construction: The Company capitalizes the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities. This amounted to $528,000 in 1993, $588,000 in 1992 and $527,000 in 1991.

Note B - Cash and Short-Term Investments

Short-term investments at December 31, 1993 and 1992, valued at cost (approximates market), amounted to $1,379,000 and $4,336,000, respectively. Short-term investments consisted of Euro-time deposits and repurchase agreements with maturities of three months or less.

Note C - Debt

The Company has a short-term line-of-credit arrangement with a bank under which it may borrow up to $500,000, below the prime interest rate. The arrangements are renewable on an annual basis. At December 31, 1993, no amounts were borrowed under this arrangement. Questar loans funds to the Company under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $57,800,000 and had an interest rate of 3.59% at December 31, 1993.

The details of long-term debt at December 31, were as follows:

                                        1993        1992
                                     (In Thousands)
  Medium-term notes 7.19% to 8.43%,
   due 2007 to 2023                     $158,000     $67,000
  9 3/8% debentures due 2016                         100,000
    Total long-term debt outstanding     158,000     167,000
  Less current portion                                16,000
  Less unamortized debt discount                         874
                                        $158,000    $150,126

During 1993, Mountain Fuel issued $91,000,000 of 15-year and 30-year medium-term notes at interest rates of 7.19% to 8.28%. Proceeds from these notes and $16,000,000 remaining from the 1992 issuances were used to redeem Mountain Fuel's $100,000,000 9 3/8% debentures and pay the associated refinancing costs. At December 31, 1993, Mountain Fuel had a registration statement filed with the Securities and Exchange Commission to issue an additional $17,000,000 of medium-term notes.

There are no maturities of long-term debt for the five years following December 31, 1993 nor long-term debt provisions restricting the payment of dividends. Cash paid for interest was $14,698,000 in 1993, $15,970,000 in 1992 and $14,969,000 in 1991.

Note D - Redeemable Cumulative Preferred Stock

The Company has authorized 4,000,000 shares of nonvoting redeemable cumulative preferred stock with no par value. The two current outstanding issues of stock have a stated and redemption value of $100 per share.

                                    $8.625 Serie 8% Series
                                    (In Thousands)
Balance at January 1, 1991               $6,000      $5,155
1991 redemption of stock                 (1,200)
1992 redemption of stock                 (1,200)        (29)
1993 redemption of stock                 (1,200)         (1)
Balance at December 31, 1993             $2,400      $5,125

Redemption requirements for the five years following December 31, 1993, are as follows:

                                    (In Thousands)
    1994                                   $600
    1995                                    685
    1996                                    780
    1997                                    780
    1998                                    180

Note E - Estimated Fair Values of Financial Instruments

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                    December 31, 1993       December 31, 1992
                                      Carrying   Estimated    Carrying   Estimated
                                       Amount    Fair Value    Amount    Fair Value
                                    (In Thousands)
Financial assets
    Cash and short-term investments      $2,312      $2,312      $3,962      $3,962
Financial liabilities
    Short-term loans                     57,800      57,800      18,900      18,900
    Long-term-debt                      158,000     175,825     166,126     172,701
    Redeemable cumulative preferred
      stock                               7,525       7,654       8,726       8,857

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments - the carrying amount approximates fair value; (2) Short-term loans - the carrying amount approximates fair value; (3) Long-term debt - the fair value of the medium-term notes is based on the discounted present value of cash flows using the Company's current borrowing rates; (4) Redeemable cumulative preferred stock - the fair value is based on the discounted present value of cash flows using current preferred stock rates.

Note F - Income Taxes

The Company's operations are consolidated with those of Questar and its subsidiaries for income tax purposes. The income tax arrangement between the Company and Questar provides that amounts paid to or received from Questar are substantially the same as would be paid or received by the Company if it filed a separate return except that the Company is paid for tax benefits used in the consolidated tax return even if such benefits would not have been usable had the Company filed a separate return.

Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, Accounting for Income Taxes. The Company did not restate prior years' financial statements. The application of the new rules did not have a significant impact on the 1992 net income.

The Company records cumulative increases in deferred taxes as income taxes recoverable from customers. The Company has adopted procedures with its regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis. The amount of income taxes recoverable from customers was higher in 1993 due to an increase in the federal income tax rate.

The components of income taxes were as follows:

                                                Year Ended December 31,
                                        1993        1992        1991
                                                (In Thousands)
Federal
  Current                                $9,301      $4,037     $15,616
  Deferred                               (2,739)      2,581        (899)
State
  Current                                 1,428         894       2,227
  Deferred                                  131         392        (178)
Deferred investment tax credits            (412)       (453)       (491)
                                         $7,709      $7,451     $16,275

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate to income before income taxes is explained as follows:

                                                Year Ended December 31,
                                        1993        1992        1991
                                                (In Thousands)
  Income before income taxes            $32,778     $30,846     $41,349

  Federal income taxes at statutory
    rate                                $11,472     $10,488     $14,059
  State income taxes, net of
    federal income tax benefit            1,059         849       1,253
  Tight-sands gas production
    credits                              (5,463)     (4,281)
  Investment tax credits                   (412)       (453)       (491)
  Deferred taxes related to
    regulated assets for which
    deferred taxes were not
    provided in prior years                 921         921         921
  Other                                     132         (73)        533
    Income tax expense                   $7,709      $7,451     $16,275

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                    December 31,
                                        1993        1992
                                    (In Thousands)
Deferred tax liabilities
  Property, plant and equipment         $67,530     $62,820
  Unamortized debt reacquisition
    costs                                 4,211       1,532
  Pension costs                           1,242       1,501
  Income taxes recoverable from
    customers                             4,428       4,056
  Other                                   3,347          66
    Total deferred tax liabilities       80,758      69,975
Deferred tax assets
  Purchased-gas adjustments              11,477       2,962
  Unbilled revenues                       9,780      10,312
  Deferred investment tax credits         3,274       3,116
  Alternative minimum tax and
    production credit carryovers          4,035
  Other                                   2,269       1,756
    Total deferred tax assets            30,835      18,146
    Net deferred tax liabilities        $49,923     $51,829

The Company recorded a deferred tax asset of $4,035,000 for alternative minimum tax paid and production credits recognized but not yet realized on the tax return. The Company expects to realize this deferred tax asset within the next several years.

Cash paid for income taxes was $8,631,000 in 1993, $6,805,000 in 1992 and $18,072,000 in 1991.

Note G - Rate Matters, Litigation and Commitments

On September 1, 1993, Questar Pipeline began operating in compliance with Federal Energy Regulatory Commission (FERC) Order No. 636. The order unbundled the sale-for-resale service from the transportation, gathering and storage services provided by natural gas pipelines. Questar Pipeline eliminated its merchant function. That activity was assumed by Mountain Fuel along with the gas-purchase contracts. In its order approving Questar Pipeline's Order No. 636 implementation plan, the FERC accepted Questar Pipeline's plan for the assignment of gas-purchase contracts to Mountain Fuel.

Mountain Fuel filed a general rate case for its Utah operations in April 1993. The revised amount of deficiency requested in the case was $10.3 million, including a 12.1% return on equity. In January 1994, the PSCU issued a rate order granting Mountain Fuel a $1.6 million decrease in general rates and a $2.1 million increase in costs allowed through the purchase-gas adjustment account for a net increase in rates of $500,000. The PSCU allowed a return on equity of 11%, required Mountain Fuel to reduce rates over a five-year period for unbilled revenues, and disallowed rate coverage for certain incentive compensation and advertising costs. Mountain Fuel requested a rehearing of the PSCU order for the allowed return on equity and the treatment of unbilled revenues and the PSCU granted a rehearing on these issues.

In 1993, Mountain Fuel began accruing gas distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the year. The impact of these accruals on the income statement has been deferred in accordance with a rate order received from the PSCU. This rate order reduces customer rates by $2,011,000 per year over the five-year period from 1994 through 1998. Mountain Fuel will recognize the unbilled revenues and the associated gas costs over this same five-year period to offset the reduction in rates.

In July 1993, the PSCW issued an order in Mountain Fuel's general rate case for Wyoming operations. The order approved a stipulation that had been negotiated by the Company and the PSCW's staff which allowed for an increase in general rates of $721,000 including recovery of costs attributable to FERC Order No. 636 and higher federal income tax rates.

Many of Mountain Fuel's gas-purchase contracts include take-or-pay provisions that obligate it, on an annual basis, to take delivery of at least a specified percentage of volumes producible from wells or pay for such volumes. The contracts allow for the subsequent delivery of the gas within a specified period. Other gas-purchase contracts include provisions that obligate Mountain Fuel to schedule a specific volume for delivery on a daily or monthly basis. All gas-purchase contracts were transferred from Questar Pipeline to Mountain Fuel in 1993.

Purchases of natural gas under gas-purchase contracts subsequent to the transfer of contracts from Questar Pipeline in September 1993 totalled $38,529,000. Following is a summary of projected purchase commitments under gas-purchase contracts with terms of one year or more. Prices under these contracts are based on the current market price. These commitments will change as a result of future negotiations with sellers.

                                    (In Millions)
    1994                                  $25.4
    1995                                   11.2
    1996                                    9.3
    1997                                    8.4
    1998                                    0.9

The Company has received notice that it may be partially liable in several environmental clean-up actions on sites that involve numerous other parties. Management believes that the Company's responsibility for remediation will be minor and that any potential liability will not be significant to the results of operations or its financial position.

Mountain Fuel is responsible for a judgment in a lawsuit involving the Company, Questar Pipeline and a gas producer. In March 1994, a jury awarded the gas producer damages of approximately $6.3 million on claims involving take-or-pay, tax reimbursement and breach of contract. Mountain Fuel expects that substantially all of the judgment will be included in its gas balancing account and recovered through customer rates. The judgment is not expected to have a significant impact on the Company's results of operations, financial position or liquidity.

There are various legal proceedings against the Company. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Note H - Employee Benefits

Substantially all Company employees are covered by Questar's defined benefit pension plan. Benefits are generally based on years of service and the employee's 36-month period of highest earnings during the ten years preceding retirement. It is Questar's policy to make contributions to the plan at least sufficient to meet the minimum funding requirements of applicable laws and regulations. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. Pension cost was $3,251,000 in 1993, $2,991,000 in 1992 and $2,835,000 in 1991.

The Company's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 1993, Questar's fair value of plan assets exceeded the accumulated benefit obligation.

The Company participates in Questar's Employee Investment Plan, which allows the majority of employees to purchase Questar stock or other investments with payroll deductions. The Company makes contributions to the plan of approximately 75% of the employee's purchases. The Company's expense and contribution to the plan was $1,167,000 in 1993, $1,194,000 in 1992 and $1,405,000 in 1991.

The Company participates in a Questar program that pays a portion of the health-care costs and all the life insurance costs for retired employees. Effective January 1, 1992, this program was changed for employees retiring after January 1, 1993, to link the health-care benefit to years of service and to limit the Company's monthly health-care contribution per individual to 170% of the 1992 contribution. Questar's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, corporate and U.S. government debt obligation, and insurance company general accounts.

The Company adopted the provisions of SFAS No. 106 on Employer's Accounting for Postretirement Benefits Other than Pensions effective January 1, 1993. This statement requires the Company to expense the costs of postretirement benefits, principally health-care benefits, over the service life of employees using an accrual method. Questar is amortizing the transition obligation over a 20-year period. Total cost of postretirement benefits other than pensions under SFAS No. 106 was $3,350,000 in 1993 compared with the costs based on cash payments to retirees totaling $876,000 in 1992 and $464,000 in 1991.

The impact of SFAS No. 106 on the Company's future net income will be mitigated by recovery of these costs from customers. Both the PSCU and the PSCW allowed Mountain Fuel to recover future SFAS No. 106 costs in the 1993 rate cases if the amounts are funded in an external trust.

The Company's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.

The Financial Accounting Standards Board (FASB) has issued SFAS No. 112, Accounting for Postemployment Benefits. This statement requires the Company to recognize the liability for postemployment benefits when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company's principal liability under SFAS No. 112 is a long-term disability program. The Company is required to adopt SFAS No. 112 in the first quarter of 1994 and recognize a cumulative effect of a change in accounting method amounting to approximately $1,538,000. The Company may offset this amount with a regulatory asset depending on expected regulatory treatment and recovery of costs from customers. The effect on ongoing net income is not expected to be significant.

Note I - Related Party Transactions

The Company receives a portion of Wexpro's income from oil operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues, was $1,028,000 in 1993, $3,389,000 in 1992 and $4,190,000 in 1991.

The Company paid Wexpro for the operation of Company-owned gas properties. These costs are included in natural gas purchases and amounted to $49,595,000 in 1993, $43,324,000 in 1992 and $33,783,000 in 1991.

The Company purchased gas from Questar Pipeline amounting to $81,813,000 in 1993, $135,779,000 in 1992 and $174,359,000 in 1991. The Company did
not purchase gas from Questar Pipeline subsequent to September 1, 1993 when Questar Pipeline began operating in accordance with FERC Order No.
636. Also included in natural gas purchases are amounts paid to Questar Pipeline for the transportation and gathering of Company-owned gas and purchased gas. These costs were $38,862,000 in 1993, $31,808,000 in 1992 and $18,389,000 in 1991. The Company paid $4,131,000 to Questar Pipeline for storage services subsequent to the implementation of FERC Order No. 636.

Mountain Fuel has reserved transportation capacity on Questar Pipeline's system of approximately 800,000 decatherms per day and pays an annual demand charge of approximately $49 million for this reservation. Mountain Fuel releases excess capacity to its industrial transportation or other customers and receives a credit from Questar Pipeline for the released-capacity revenues and a portion of Questar Pipeline's interruptible-transportation revenues.

Questar Service Corporation is an affiliated company that provides data processing and communication services to Mountain Fuel. The Company paid Questar Service $14,847,000 in 1993, $12,437,000 in 1992 and $11,530,000
in 1991.

Questar charges the Company for certain administrative functions amounting to $5,609,000 in 1993, $5,517,000 in 1992 and $5,597,000 in 1991. These
costs are included in operating and maintenance expenses and are allocated based on each affiliated company's proportional share of revenues; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Note J - Oil and Gas Producing Activities (Unaudited)

The following information discusses the Company's oil and gas producing activities. All of the properties are cost-of-service properties with the return on investment established by state regulatory agencies. The Company has not incurred any costs for oil and gas producing activities for the three years ended December 31, 1993. Wexpro develops and produces gas reserves owned by the Company. See Note I for the amounts paid by the Company to Wexpro.

Estimated Quantities of Proved Oil and Gas Reserves: The following estimates were made by Questar's reservoir engineers. Reserve estimates are based on a complex and highly interpretive process which is subject to continuous revision as additional production and development drilling information becomes available. The quantities are based on existing economic and operating conditions using current prices and operating costs. All oil and gas reserves reported are located in the United States. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees. No estimates are available for proved undeveloped reserves that may exist.

                                    Natural Gas     Oil
                                    (In Million  (In Thousands
                                    Cubic Feet)  of Barrels)
  Proved Developed Reserves
    Balance at January 1, 1991          375,300         858
      Revisions of estimates              2,604          64
      Extensions and discoveries         29,519           2
      Production                        (27,652)       (110)
    Balance at December 31, 1991        379,771         814
      Revisions of estimates              5,891          68
      Extensions and discoveries         43,682           5
      Sale of reserves in place             (34)
      Production                        (29,699)       (100)
    Balance at December 31, 1992        399,611         787
      Revisions of estimates             (1,158)         57
      Extensions and discoveries         65,293           9
      Production                        (35,508)        (81)
    Balance at December 31, 1993        428,238         772

SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

MOUNTAIN FUEL SUPPLY COMPANY


              COL. A                 COL. B      COL. C      COL. D      COL. E

                                                                       Balance at
                                   Balance at             Deductions -   End of
                                   Beginning                 Amount    Period --
          Name of Debtor           of Period   Additions   Collected    Current
                                  (In Thousands)
December 31, 1993
Notes receivable from
    Questar Corporation                -         $183,300    $183,300      -

December 31, 1992
Notes receivable from
    Questar Corporation                -          201,800     201,800      -

December 31, 1991
Notes receivable from
    Questar Corporation                -          153,300     153,300      -

SCHEDULE V -  PROPERTY, PLANT AND EQUIPMENT

MOUNTAIN FUEL SUPPLY COMPANY


              COL. A                 COL. B      COL. C      COL. D      COL. E      COL. F

                                   Balance at                            Other     Balance at
                                   Beginning   Additions                Changes-    End of
          Classification           of Period    At Cost   Retirements Add (Deduct)   Period
                                                                         Note A
                                  (In Thousands)

Year Ended December 31, 1993
UTILITY PLANT
  Production                          $99,795                  $1,719                 $98,076
  Distribution                        484,216     $29,569       2,633        ($47)    511,105
  General                              72,154      15,667       4,026         200      83,995
CONSTRUCTION IN PROGRESS               11,502       5,422                              16,924
TOTAL PROPERTY, PLANT
  AND EQUIPMENT                      $667,667     $50,658      $8,378        $153    $710,100

Year Ended December 31, 1992
UTILITY PLANT
  Production                          $99,833                     $38                 $99,795
  Distribution                        444,459     $41,071       1,313         ($1)    484,216
  General                              62,490      12,355       2,738          47      72,154
CONSTRUCTION IN PROGRESS                9,207       2,295                              11,502
TOTAL PROPERTY, PLANT
  AND EQUIPMENT                      $615,989     $55,721      $4,089         $46    $667,667

Year Ended December 31, 1991
UTILITY PLANT
  Production                         $103,139                  $3,281        ($25)    $99,833
  Distribution                        428,266     $23,641       1,821      (5,627)    444,459
  General                              47,247       8,621       2,373       8,995      62,490
CONSTRUCTION IN PROGRESS                4,485       4,722                               9,207
TOTAL PROPERTY, PLANT
  AND EQUIPMENT                      $583,137     $36,984      $7,475      $3,343    $615,989

NOTE A - Other changes consist of transfers to or from affiliated companies.

NOTE B - The annual provisions for depreciation have been computed using the straight-line method at 3% to 33 1/3% per year (average of 3.9% in 1993).

SCHEDULE V I- ACCUMULATED DEPRECIATION, DEPLETION AND
AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

MOUNTAIN FUEL SUPPLY COMPANY


              COL. A                 COL. B      COL. C      COL. D      COL. E      COL. F
                                               Additions
                                   Balance at  Charged to                Other     Balance at
                                   Beginning   Costs and                Changes-    End of
          Classification           of Period    Expenses  Retirements Add (Deduct)   Period
                                                                         Note A
                                                          (In Thousands)

Year Ended December 31, 1993
UTILITY PLANT                        $249,056     $25,492      $7,329         $95    $267,314


Year Ended December 31, 1992
UTILITY PLANT                        $229,262     $22,922      $3,149         $21    $249,056


Year Ended December 31, 1991
UTILITY PLANT                        $212,458     $21,340      $6,768      $2,232    $229,262

NOTE A - Other changes consist of transfers to or from affiliated companies.

NOTE B - The annual provisions for depreciation have been computed using the straight-line method at 3% to 33 1\3% per year (average of 3.8% in 1993).

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

MOUNTAIN FUEL SUPPLY COMPANY


              COL. A                                         COL. B

               Item                           Charged to Costs and Expenses
                                              (In Thousands)

                                              Year Ended December 31,
                                                  1993        1992        1991
Maintenance and repairs                            $6,463      $6,111      $6,371
Real estate and personal property taxes             6,186       6,091       4,945
Royalties                                          12,503       7,852       7,752

The Company has no depreciation and amortization of intangibles assets. Amounts for advertising costs are not presented as such amounts are less than 1% of total revenues.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1994.

                              MOUNTAIN FUEL SUPPLY COMPANY
                                    (Registrant)


                              By  /s/ D. N. Rose
                                 D. N. Rose
                                 President and Chief
                                 Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


  /s/ D. N. Rose              President and Chief Executive
 D. N. Rose                   Officer;  Director (Principal
                              Executive Officer)


  /s/ W. F. Edwards           Vice President and Chief Financial
 W. F. Edwards                Officer (Principal Financial
                              Officer)


  /s/ G. H. Robinson          Vice President and Controller
 G. H. Robinson               (Principal Accounting Officer)


*Robert H. Bischoff           Director
*R. D. Cash                   Chairman of the Board
*W. Whitley Hawkins           Director
*Robert E. Kadlec             Director
*B. Z. Kastler                Director
*Dixie L. Leavitt             Director
*Gary G. Michael              Director
*D. N. Rose                   Director
*Roy W. Simmons               Director

March 28, 1994                *By  /s/ D. N. Rose
  Date                             D. N. Rose, Attorney in
                                    Fact

                           EXHIBIT INDEX

Sequential  Exhibit
Page
Number      Number    Exhibit

            3.1.*     Restated Consolidated Articles of
                      Incorporation dated August 15, 1980.
                      (Exhibit No. 4(a) to Registration
                      Statement No. 2-70087, filed December 1,
                      1980.)

            3.2.*     Certificate of Amendment to Restated
                      Consolidated Articles of Incorporation
                      dated May 13, 1982.  (Exhibit No. 3(b) to
                      Form 10-K Annual Report for 1982.)

            3.3.* Certificate of Amendment to Restated Consolidated Articles of Incorporation dated May 10, 1983. (Included in Exhibit No. 4.1. to Registration Statement No. 2-84713, filed June 23, 1983.)

            3.4.* Certificate of Amendment to Restated Consolidated Articles of Incorporation dated August 16, 1983. (Exhibit No. 3(a) to Form 8 Report amending the Company's Form 10-Q Report for Quarter Ended September 30, 1983.)

            3.5.* Certificate of Amendment to Restated Consolidated Articles of Incorporation dated October 26, 1984. (Exhibit No. 3.5. to Form 10-K Annual Report for 1984.)

            3.6.* Certificate of Amendment to Restated Consolidated Articles of Incorporation dated May 13, 1985. (Exhibit No. 3.1. to Form 10-Q Report for Quarter Ended June 30, 1985.)

            3.7.*     Articles of Amendment to Restated
                      Consolidated Articles of Incorporation
                      dated February 10, 1988.  (Exhibit No.
                      3.7. to Form 10-K Annual Report for 1987.)

            3.8.*     Bylaws (as amended effective August 11,
                      1992).  (Exhibit No. 3.8. to Form 10-K
                      Annual Report for 1992.)

            4.* Indenture dated as of May 1, 1992, between the Company and Citibank, as trustee, for the Company's Debt Securities. (Exhibit No. 4. to Form 10-Q Report for Quarter Ended June 30, 1992.)

            10.1.* Stipulations and Agreement, dated October 14, 1981, executed by Mountain Fuel Supply Company; Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Form 10-K Annual Report for 1981.)

            10.7.*    Data Processing Services Agreement
                      effective July 1, 1985, between Questar
                      Service Corporation and Mountain Fuel
                      Supply Company.  (Exhibit 10.7. to Form
                      10-K Annual Report for 1988.)

            10.8.* 1 Mountain Fuel Supply Company Annual Management Incentive Plan as amended and restated effective February 11, 1992. (Exhibit No. 10.8. to Form 10-K Annual Report for 1991.)

            10.9.* 1 Mountain Fuel Supply Company Window Period Supplemental Executive Retirement Plan effective January 24, 1991. (Exhibit No.
                      10.9. to Form 10-K Annual Report for
                      1990.)

            12.       Statement of Ratio of Earnings to Fixed
                      Charges.

            24.       Consent of Independent Auditors.

            25.       Power of Attorney.


    * Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

    1 Exhibits so marked are management contracts or compensation plans or arrangements.