Form 10-Q
period 1994-03-31
MOUNTAIN FUEL SUPPLY CO
filed 1994-05-13
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     MARCH 31, 1994

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _____ TO _____

                     Commission File No. 1-935



                   MOUNTAIN FUEL SUPPLY COMPANY
      (Exact name of registrant as specified in its charter)



     STATE OF UTAH                                     87-0155877
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification No.)


P.O. Box 45360, 180 East First South, Salt Lake City, Utah  84145-0360
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (801) 534-5555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                  Outstanding as of April 30, 1994
Common Stock, $2.50 par value             9,189,626 shares

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                      3 Months Ended        12 Months Ended
                                       March 31,             March 31,
                                         1994       1993       1994       1993
                                      (In Thousands)

REVENUES                                $149,015   $177,983   $373,423   $383,396

OPERATING EXPENSES
  Natural gas purchases                   88,029    109,020    209,148    221,769
  Operating and maintenance               23,741     23,290     92,937     81,655
  Depreciation                             5,959      5,569     23,634     21,077
  Other taxes                              3,510      3,370     10,153      9,921
    TOTAL OPERATING EXPENSES             121,239    141,249    335,872    334,422

    OPERATING INCOME                      27,776     36,734     37,551     48,974

INTEREST AND OTHER INCOME                    633        229      2,096      1,650

DEBT EXPENSE                              (4,221)    (3,954)   (15,690)   (15,264)

    INCOME BEFORE INCOME TAXES            24,188     33,009     23,957     35,360

INCOME TAXES                               9,090     12,544      4,255      8,554

    NET INCOME                           $15,098    $20,465    $19,702    $26,806

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                       March 31,            December 31,
                                         1994       1993       1993
                                                 (In Thousands)
ASSETS
Current assets
  Cash and short-term investments         $1,118     $2,570     $2,312
  Accounts receivable                     77,111     55,804     81,668
  Inventories                             15,738      2,961     23,972
  Other current assets                     4,276      5,017      4,739
    Total current assets                  98,243     66,352    112,691

Property, plant and equipment            716,122    672,432    710,100
Less allowances for depreciation         273,527    253,575    267,314
    Net property, plant and equipment    442,595    418,857    442,786

Other assets                              25,264     23,765     25,550

                                        $566,102   $508,974   $581,027

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Notes payable to parent company        $27,300     $2,300    $57,800
  Accounts payable and accrued
    expenses                              60,622     61,368     64,748
  Purchased-gas adjustments               42,468     33,511     25,727
    Total current liabilities            130,390     97,179    148,275

Long-term debt, less current portion     158,000    158,000    158,000
Other liabilities and deferred
  credits                                 26,525         17     27,163
Deferred income taxes and investment
  tax credits                             51,394     53,441     57,864
Redeemable cumulative preferred stock      7,524      8,726      7,525
Common shareholder's equity
  Common stock                            22,974     22,974     22,974
  Additional paid-in capital              21,875     21,875     21,875
  Retained earnings                      147,420    146,762    137,351
    Total common shareholder's equity    192,269    191,611    182,200

                                        $566,102   $508,974   $581,027

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                      3 Months Ended
                                       March 31,
                                         1994       1993
                                      (In Thousands)
OPERATING ACTIVITIES
  Net income                             $15,098    $20,465
  Depreciation                             6,524      6,116
  Deferred income taxes and investment
    tax credits                           (6,470)    (6,741)
                                          15,152     19,840
  Change in operating assets and
    liabilities                           25,517     14,536
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES            40,669     34,376

INVESTING ACTIVITIES
  Capital expenditures                    (6,244)    (6,227)
  Uses from disposition of
    property, plant and equipment            (89)      (135)
        CASH USED IN INVESTING
          ACTIVITIES                      (6,333)    (6,362)

FINANCING ACTIVITIES
  Issuance of long-term debt                         91,000
  Repayment of long-term debt                       (99,126)
  Redemption of preferred stock               (1)
  Decrease in notes payable
    to parent company                    (30,500)   (16,600)
  Payment of dividends                    (5,029)    (4,680)
        CASH USED IN FINANCING
          ACTIVITIES                     (35,530)   (29,406)
        CHANGE IN CASH AND
          SHORT-TERM INVESTMENTS         ($1,194)   ($1,392)

MOUNTAIN FUEL SUPPLY COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 1994
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Note B - Accounting for Postemployment Benefits

Effective January 1, 1994, the Company recorded a liability for postemployment disability and health care benefits in compliance with the Statement of Financial Accounting Standards No. 112. This did not have an effect on net income since the $1,538,000 liability was offset with a regulatory asset because the Company expects to include these costs in future rates.

MOUNTAIN FUEL SUPPLY COMPANY
MANAGEMENT'S ANALYSIS
March 31, 1994

Operating Results --

Following is a summary of operating information for the Company:

                                      3 Months Ended        12 Months Ended
                                      March 31,             March 31,
                                         1994       1993       1994       1993

Natural gas volumes (in thousands of
  decatherms)
    Residential and commercial sales      30,138     36,433     73,074     73,194
    Industrial sales                       2,217      1,738      6,993      5,440
    Transportation for industrial
      customers                           13,271     17,014     49,362     53,694
      Total deliveries                    45,626     55,185    129,429    132,328
  Natural gas revenue (per decatherm)
    Residential and commercial             $4.54      $4.56      $4.53      $4.67
    Industrial sales                        3.23       4.08       3.11       3.64
    Transportation for industrial
      customers                             0.12       0.10       0.12       0.11
  Heating degree days
    Actual                                 2,307      3,167      5,213      5,649
    Normal                                 2,743      2,963      5,583      5,803
  Number of customers at end of
    period                               553,507    533,881

Heating degree days were 16% warmer than normal in the first quarter of 1994 compared with 7% colder than normal in the first quarter of 1993. This resulted in a 17% decrease in natural gas volumes sold to residential and commercial customers. The effect of warmer weather was partially offset by a 3.7% increase in the number of customers.

Volumes delivered to industrial customers decreased 17% in the first quarter of 1994 compared with the same quarter of 1993. Natural gas demand for electric generation and some other customers was lower because of the warmer weather. Usage by several major metal and chemical customers was also lower during the quarter.

Mountain Fuel's allowed return on equity for Utah operations was reduced from 12.1% to 11% effective January 1, 1994, by the Public Service Commission of Utah in a general rate case order. The Company also changed the way that revenues for residential and commercial customers are recorded from an "as-billed" to an "as-delivered" basis. This had the effect of decreasing earnings in the first quarter of 1994 by approximately $2 million, and is expected to increase earnings for the remainder of the year.

Mountain Fuel's natural gas purchases were lower in the first quarter of 1994 compared with the first quarter of 1993 due to reduced volumes sold to residential and commercial customers. Natural gas purchases were lower in the 12 months ended March 31, 1994, compared with the year-earlier period due to reduced cost per decatherm of purchased and produced gas. Operating and maintenance expenses were level in the first quarter of 1994 compared with the first quarter of 1993; however, these expenses increased 14% in the 12 months ended March 31, 1994, over the 1993 period because of additional customers, expanded service territory and recording of postretirement medical expenses on an accrual basis.

The effective income tax rate was 37.6% in the first quarter of 1994, compared with 38.0% in the first quarter of 1993. The Company recognized $999,000 of tight-sands gas-production credits in the first quarter of 1994 and $589,000 in the first quarter of 1993. The increased credits were partially offset by an increase in the federal income tax rate to 35%.

Effective January 1, 1994, the Company recorded a liability for postemployment disability and health care benefits in compliance with the Statement of Financial Accounting Standards No. 112. This did not have an effect on net income since the $1,538,000 liability was offset with a regulatory asset because the Company expects to include these costs in future rates. Another utility has requested authorization from the Public Service Commission of Utah to amortize the liability over a five-year period. That docket is pending before the Commission.
Mountain Fuel anticipates requesting similar regulatory treatment.

Liquidity and Capital Resources -

Net cash provided from operating activities was $40,669,000 in the first quarter of 1994 compared with $34,376,000 for the same period of 1993. The increase was due to changes in operating assets and liabilities, primarily gas stored underground. Increases in cash flow from changes in operating assets and liabilities were partially offset by reduced net income.

Capital expenditures were $6,244,000 in the first quarter of 1994, compared with $6,227,000 in the corresponding 1993 period. Capital expenditures for the calendar year 1994 are estimated at $51,400,000. These capital expenditures will be financed with funds from operations, borrowings under the medium-term note program, equity investment from Questar, and short-term borrowings from banks or Questar.

The Company had short-term line-of-credit arrangements with banks totaling $500,000. As of March 31, 1994, $27,300,000 was borrowed from Questar Corporation.

                              PART II
                         OTHER INFORMATION

Item 1.  Legal Proceedings.

     On April 18, 1994, the Public Service Commission of Utah (the PSCU) held a public hearing to consider issues raised by Mountain Fuel Supply Company (Mountain Fuel or the Company) concerning the PSCU's order in the Company's general rate case. See the Company's Current Report on Form 8-K dated January 10, 1994 for details concerning the PSCU's order that authorized a return on equity of 11.0 percent and specified an annual decrease in the Company's rates of $1.6 million. As a result of an approved stipulation, approximately $2.1 million of costs reflected in Mountain Fuel's general rate case were added to its gas balancing account. Consequently, the net effect of the order and the transfer of general rate case costs was an annualized rate increase of $500,000.

     The PSCU's order required the Company to recognize
$2,011,000 in unbilled revenues each year for five years for ratemaking purposes. The PSCU did not allow any testimony on return on equity, but agreed to review the record on that issue.

     As of the date of this report, the PSCU has not issued a decision with respect to the issues raised by Mountain Fuel on rehearing.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  The following exhibit has been filed as part of this
report.
     Exhibit No.         Exhibit
          12.01.         Ratio of Earnings to Fixed Charges

     (b)  The Company filed a Current Report on Form 8-K dated
January 10, 1994, disclosing the PSCU's order. No financial statements were filed with this Form 8-K.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MOUNTAIN FUEL SUPPLY COMPANY
                                   (Registrant)



 May 11, 1994                   /s/ D. N. Rose
                                D. N. Rose
                                President and Chief
                                Executive Officer




 May 11, 1994                   /s/ W. F. Edwards
                                W. F. Edwards
                                Vice President and Chief
                                Financial Officer