Form 10-Q
period 1994-06-30
MOUNTAIN FUEL SUPPLY CO
filed 1994-08-11
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1994

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

                Class                       Outstanding as of July 31, 1994
Common Stock, $2.50 par value                       9,189,626 shares

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                      3 Months Ended        6 Months Ended
                                       June 30,              June 30,
                                         1994       1993       1994       1993
                                      (In Thousands)
REVENUES                                 $54,885    $71,077   $203,900   $249,060

OPERATING EXPENSES
  Natural gas purchases                   26,550     37,936    114,579    146,956
  Operating and maintenance               23,985     22,366     47,726     45,656
  Depreciation                             6,168      5,344     12,127     10,913
  Other taxes                              3,177      2,991      6,687      6,361
    TOTAL OPERATING EXPENSES              59,880     68,637    181,119    209,886

    OPERATING INCOME (LOSS)               (4,995)     2,440     22,781     39,174

INTEREST AND OTHER INCOME                    643        272      1,276        501

DEBT EXPENSE                              (3,732)    (3,764)    (7,953)    (7,718)

    INCOME (LOSS) BEFORE INCOME TAXES     (8,084)    (1,052)    16,104     31,957

INCOME TAXES (CREDIT)                     (4,235)    (3,202)     4,855      9,342

    NET INCOME (LOSS)                    ($3,849)    $2,150    $11,249    $22,615

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                       June 30,             December 31,
                                         1994       1993       1993
                                                 (In Thousands)
ASSETS
Current assets
  Cash and short-term investments         $1,347       $195     $2,312
  Notes receivable from parent company                7,000
  Accounts receivable                     38,622     23,952     81,668
  Inventories                             18,249      3,910     23,972
  Other current assets                     4,734      5,805      4,739
    Total current assets                  62,952     40,862    112,691

Property, plant and equipment            727,672    679,979    710,100
Less allowances for depreciation         278,793    258,406    267,314
    Net property, plant and equipment    448,879    421,573    442,786

Other assets                              25,211     23,578     25,550

                                        $537,042   $486,013   $581,027

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Notes payable to parent company        $16,900               $57,800
  Accounts payable and accrued
     expenses                             42,833    $40,817     64,748
  Purchased-gas adjustments               26,106     33,224     25,727
    Total current liabilities             85,839     74,041    148,275

Long-term debt                           175,000    158,000    158,000
Other liabilities and deferred credits    27,110      1,472     27,163
Deferred income taxes and investment
  tax credits                             58,178     54,693     57,864
Redeemable cumulative preferred stock      7,524      8,726      7,525
Common shareholder's equity
  Common stock                            22,974     22,974     22,974
  Additional paid-in capital              21,875     21,875     21,875
  Retained earnings                      138,542    144,232    137,351
    Total common shareholder's equity    183,391    189,081    182,200

                                        $537,042   $486,013   $581,027

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 6 Months Ended
                                                  June 30,
                                                    1994       1993
                                                 (In Thousands)
OPERATING ACTIVITIES
  Net income                                        $11,249    $22,615
  Depreciation                                       13,323     12,022
  Deferred income taxes and investment
   tax credits                                          314     (5,489)
                                                     24,886     29,148
Change in operating assets
  and liabilities                                    27,524     25,455

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                       52,410     54,603

INVESTING ACTIVITIES
  Capital expenditures                              (19,075)   (14,551)
  Uses from disposition of property,
   plant and equipment                                 (341)      (433)

CASH USED IN INVESTING ACTIVITIES                   (19,416)   (14,984)

FINANCING ACTIVITIES
  Issuance of long-term debt                         17,000     91,000
  Repayment of long-term debt                                  (99,126)
  Redemption of preferred stock                          (1)
  Increase in notes receivable from
   parent company                                               (7,000)
  Decrease in notes payable to
   parent company                                   (40,900)   (18,900)
  Payment of dividends                              (10,058)    (9,360)

CASH USED IN FINANCING ACTIVITIES                   (33,959)   (43,386)

        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS                      ($965)   ($3,767)

MOUNTAIN FUEL SUPPLY COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 1994
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-and six-month periods ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

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

Note C - Financing

During the second quarter of 1994, Mountain Fuel issued $17,000,000 of 30-year notes with a stated interest rate of 8.12%. Mountain Fuel used proceeds from these notes for capital expenditures and operations. On July 1, 1994 Mountain Fuel received a $20,000,000 capital contribution from its parent company. Proceeds of the capital contribution were used to fund capital expenditures and to repay short-term debt.

MOUNTAIN FUEL SUPPLY COMPANY
MANAGEMENT'S ANALYSIS
June 30, 1994

Operating Results --

Following is a summary of operating information for the Company:

                                      3 Months Ended        6 Months Ended
                                       June 30,              June 30,
                                         1994       1993       1994       1993
Natural gas volumes (in thousands of
  decatherms)
    Residential and commercial sales       9,768     14,002     39,906     50,435
    Industrial sales                       1,692      1,364      3,909      3,102
    Transportation for industrial
      customers                           10,020     11,824     23,291     28,838
      Total deliveries                    21,480     27,190     67,106     82,375
  Natural gas revenue (per decatherm)
    Residential and commercial             $4.55      $4.42      $4.54      $4.52
    Industrial sales                        2.65       3.08       2.98       3.64
    Transportation for industrial
      customers                             0.12       0.12       0.12       0.11
  Heating degree days
    Actual                                   523        950      2,830      4,117
    Normal                                   741      1,040      3,484      4,003
  Number of customers at end of
    period                               553,350    532,402

Natural gas volumes sold to residential and commercial customers decreased in the 3-, 6- and 12-month periods of 1994 as a result of unseasonably warm weather and a change in the method of recording revenues from the retail sale of natural gas. These two factors were also largely responsible for the significantly lower earnings reported in the second quarter and first half of 1994. Temperatures in the first half of 1994 were 19% warmer than normal compared with 3% colder than normal weather in the first half of 1993. The effects of warmer weather and the change in recording revenues was partially offset by a 3.9% increase in the number of customers.

Mountain Fuel's allowed return on equity for Utah operations was reduced from 12.1% to 11% effective January 1, 1994, by the Public Service
Commission of Utah (PSCU) in a general rate case order.   Also as a
result of actions taken by the PSCU, the Company changed the way that revenues for residential and commercial customers are recorded from an "as-billed" to an "as-delivered" basis. This had the effect of shifting approximately $5 million of net income from the first half of 1994 to the second half, primarily the fourth quarter.

Volumes delivered to industrial customers decreased 15% in the first half of 1994 compared with the same period of 1993. Natural gas demand for electric generation and for use by several major metal and chemical customers was lower during the first half of 1994.

Mountain Fuel's natural gas purchases were lower in the 3-, 6- and 12-month periods of 1994 compared with the same periods of 1993 due to reduced volumes sold to residential and commercial customers. Operating and maintenance expenses were higher in the 1994 periods because of additional customers and expanded service territory.

Interest and other income was higher in the 1994 periods largely due to a working-gas carrying charge earned by the Company as allowed by the PSCU in the last general rate case.

The effective income tax rate was 30.1% in the first half of 1994, compared with 29.2% in the first half of 1993. The Company recognized $2,049,000 of tight-sands gas-production credits in the first six months of 1994 compared with $3,299,000 in the 1993 period. The federal income tax rate increased 1% to 35% beginning in the third quarter of 1993.

Effective January 1, 1994, the Company recorded a liability for postemployment disability and health care benefits in compliance with the Statement of Financial Accounting Standards No. 112. This did not have an effect on net income since the $1,538,000 liability was offset with a regulatory asset because the Company expects to include these costs in future rates.

Liquidity and Capital Resources -

Operating Activities:

Net cash provided from operating activities was $52,410,000 in the first half of 1994 compared with $54,603,000 for the same period of 1993. The decrease was due to lower net income and was partially offset by increased cash flow from deferred income taxes.

Investing Activities:

Capital expenditures were $19,075,000 in the first six months of 1994, compared with $14,551,000 in the corresponding 1993 period. Capital expenditures for calendar year 1994 are estimated at $51,400,000.

Financing Activities:

During the second quarter of 1994, Mountain Fuel borrowed $17,000,000 of 30-year notes with an interest rate of 8.12%. The proceeds were used to fund capital expenditures and operations. On July 1, 1994 Mountain Fuel received a $20,000,000 capital contribution from its parent company. The Company used the capital contribution to fund capital expenditures and repay short-term debt borrowed from its parent company.

The Company had short-term line-of-credit arrangements with banks totaling $500,000. In addition, its parent company loans funds to the Company under a short-term borrowing arrangement. As of June 30, 1994, Mountain Fuel had loans outstanding of $16,900,000 payable to its parent

                                  PART II
                             OTHER INFORMATION

Item 1.  Legal Proceedings.

     a. On June 1, 1994, Mountain Fuel Supply Company (Mountain Fuel or the Company) filed a semi-annual application with the Public Service Commission of Wyoming (the PSCW) under the purchased gas adjustment provisions of the Company's Wyoming tariff. In the application, Mountain Fuel requested authorization to reflect an annualized revenue decrease of $572,000 in its rates effective July 1, 1994. The PSCW order authorized the Company to reflect the decrease in its rates as of July 1, 1994. The Company cited its growing use of its own production, with cost-of-service prices that are lower than the cost of field-purchased gas, as the primary reason for the decrease.

     b. The Company filed a comparable application with the Public Service Commission of Utah (the PSCU) on June 9, 1994. In this application, Mountain Fuel requested authorization to reflect a revenue decrease of $12,917,000 in its rates effective July 1, 1994. The PSCU, by an interim order, authorized Mountain Fuel to reflect the decrease in its rates as of July 1, 1994, but specified that the case would be held open pending further review of minor issues. A public hearing has been scheduled for August 30, 1994.

     c. As of the date of this report, the PSCU has not issued an order with respect to the issues that were raised by Mountain Fuel on rehearing of the PSCU's decision in the Company's 1993 general rate case. The issues under review by the PSCU are the
11.0 percent return on equity authorized for Mountain Fuel and the proper handling of unbilled revenues for ratemaking purposes.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MOUNTAIN FUEL SUPPLY COMPANY
                                   (Registrant)

August 11, 1994                 /s/ D. N. Rose
   (Date)                       D. N. Rose
                                President and Chief
                                Executive Officer


August 11, 1994                 /s/ W. F. Edwards
   (Date)                       W. F. Edwards
                                Vice President and Chief
                                Financial Officer