Form 10-Q/A
period 1994-06-30
MOUNTAIN FUEL SUPPLY CO
filed 1994-08-11
CIK 68589

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
(Unaudited)

                                      3 Months Ended        6 Months Ended        12 Months Ended
                                       June 30,              June 30,              June 30,
                                         1994       1993       1994       1993       1994       1993
                                      (In Thousands)
REVENUES                                 $54,885    $71,077   $203,900   $249,060   $357,231   $395,476

OPERATING EXPENSES
  Natural gas purchases                   26,550     37,936    114,579    146,956    197,762    228,639
  Operating and maintenance               23,985     22,366     47,726     45,656     94,556     84,039
  Depreciation                             6,168      5,344     12,127     10,913     24,458     21,860
  Other taxes                              3,177      2,991      6,687      6,361     10,339     10,004
    TOTAL OPERATING EXPENSES              59,880     68,637    181,119    209,886    327,115    344,542

    OPERATING INCOME (LOSS)               (4,995)     2,440     22,781     39,174     30,116     50,934

INTEREST AND OTHER INCOME                    643        272      1,276        501      2,467      1,539

DEBT EXPENSE                              (3,732)    (3,764)    (7,953)    (7,718)   (15,658)   (15,069)

    INCOME (LOSS) BEFORE INCOME TAXES     (8,084)    (1,052)    16,104     31,957     16,925     37,404

INCOME TAXES (CREDIT)                     (4,235)    (3,202)     4,855      9,342      3,222      6,721

    NET INCOME (LOSS)                    ($3,849)    $2,150    $11,249    $22,615    $13,703    $30,683

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

MOUNTAIN FUEL SUPPLY COMPANY
MANAGEMENT'S ANALYSIS
June 30, 1994

Operating Results --

Following is a summary of operating information for the Company:

                                      3 Months Ended        6 Months Ended        12 Months Ended
                                       June 30,              June 30,              June 30,
                                         1994       1993       1994       1993       1994       1993
Natural gas volumes (in thousands of
  decatherms)
    Residential and commercial sales       9,768     14,002     39,906     50,435     68,840     76,976
    Industrial sales                       1,692      1,364      3,909      3,102      7,321      5,730
    Transportation for industrial
      customers                           10,020     11,824     23,291     28,838     47,558     54,085
      Total deliveries                    21,480     27,190     67,106     82,375    123,719    136,791
  Natural gas revenue (per decatherm)
    Residential and commercial             $4.55      $4.42      $4.54      $4.52      $4.55      $4.60
    Industrial sales                        2.65       3.08       2.98       3.64       3.01       3.54
    Transportation for industrial
      customers                             0.12       0.12       0.12       0.11       0.11       0.11
  Heating degree days
    Actual                                   523        950      2,830      4,117      4,786      6,047
    Normal                                   741      1,040      3,484      4,003      5,282      5,803
  Number of customers at end of
    period                               553,350    532,402

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

The Company had short-term line-of-credit arrangements with banks totaling $500,000. In addition, its parent company loans funds to the Company under a short-term borrowing arrangement. As of June 30, 1994, Mountain Fuel had loans outstanding of $16,900,000 payable to its parent company.

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