Form 10-Q
period 1994-09-30
MOUNTAIN FUEL SUPPLY CO
filed 1994-11-10
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1994

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

                Class                    Outstanding as of October 31, 1994
Common Stock, $2.50 par value                     9,189,626 shares

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                  September 30,           September 30,           September 30,
                                      1994        1993        1994        1993        1994        1993
                                  (In Thousands)
REVENUES                              $39,866     $40,440    $243,766    $289,500    $356,657    $397,915

OPERATING EXPENSES
  Natural gas purchases                17,816      18,314     132,395     165,270     197,264     229,630
  Operating and maintenance            23,124      23,159      70,850      68,815      94,521      87,895
  Depreciation                          6,064       5,300      18,191      16,213      25,222      22,464
  Other taxes                           2,752       2,607       9,439       8,968      10,484      10,153
    TOTAL OPERATING EXPENSES           49,756      49,380     230,875     259,266     327,491     350,142

    OPERATING INCOME (LOSS)            (9,890)     (8,940)     12,891      30,234      29,166      47,773

INTEREST AND OTHER INCOME                 757         125       2,033         626       3,099       1,365

DEBT EXPENSE                           (3,781)     (3,808)    (11,734)    (11,526)    (15,631)    (15,171)

    INCOME (LOSS) BEFORE
      INCOME TAXES                    (12,914)    (12,623)      3,190      19,334      16,634      33,967

INCOME TAXES (CREDITS)                 (7,166)     (5,737)     (2,311)      3,605       1,793       6,957

    NET INCOME (LOSS)                 ($5,748)    ($6,886)     $5,501     $15,729     $14,841     $27,010

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                  September 30,           December 31,
                                      1994        1993        1993
                                              (In Thousands)
ASSETS
Current assets
  Cash and short-term investments        $624      $1,522      $2,312
  Federal income taxes receivable      10,343
  Accounts receivable                  22,389      19,085      81,668
  Inventories                          27,489      19,497      23,972
  Other current assets                  5,170       5,831       4,739
    Total current assets               66,015      45,935     112,691

Property, plant and equipment         722,467     687,976     710,100
Less allowances for depreciation      276,567     261,744     267,314
    Net property, plant
      and equipment                   445,900     426,232     442,786

Other assets                           25,593      25,812      25,550

                                     $537,508    $497,979    $581,027

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Notes payable to parent company     $18,000     $12,500     $57,800
  Accounts payable and
    accrued expenses                   44,635      57,048      64,748
  Purchased-gas adjustments             6,262      25,592      25,727
    Total current liabilities          68,897      95,140     148,275

Long-term debt                        175,000     158,000     158,000
Other liabilities and
  deferred credits                     27,116         166      27,163
Deferred income taxes and
  investment tax credits               66,358      58,433      57,864
Redeemable cumulative
  preferred stock                       7,524       8,725       7,525
Common shareholder's equity
  Common stock                         22,974      22,974      22,974
  Additional paid-in capital           41,875      21,875      21,875
  Retained earnings                   127,764     132,666     137,351
    Total common
     shareholder's equity             192,613     177,515     182,200

                                     $537,508    $497,979    $581,027

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              9 Months Ended
                                              September 30,
                                                  1994        1993
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                       $5,501     $15,729
  Depreciation                                     20,073      17,862
  Deferred income taxes
    and investment tax credits                      8,494      (1,749)
                                                   34,068      31,842
Change in operating assets
   and liabilities                                  5,320      19,768

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                     39,388      51,610

INVESTING ACTIVITIES
  Capital expenditures                            (33,072)    (25,944)
  Proceeds from disposition of
      property, plant and equipment                 9,885         461

CASH USED IN INVESTING ACTIVITIES                 (23,187)    (25,483)

FINANCING ACTIVITIES
  Capital contribution                             20,000
  Issuance of long-term debt                       17,000      91,000
  Repayment of long-term debt                                 (99,126)
  Redemption of preferred stock                        (1)         (1)
  Decrease in notes payable
   to parent company                              (39,800)     (6,400)
  Payment of dividends                            (15,088)    (14,040)

CASH USED IN FINANCING ACTIVITIES                 (17,889)    (28,567)

        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS                  ($1,688)    ($2,440)

MOUNTAIN FUEL SUPPLY COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 1994
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-and nine-month periods ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

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

Note C - Financing

During the second quarter of 1994, Mountain Fuel borrowed $17,000,000 of
30-year notes with an interest rate of 8.12%.   On July 1, 1994,
Mountain Fuel received a $20,000,000 capital contribution from its parent company. The Company used the proceeds to fund capital expenditures and repay short-term debt borrowed from its parent company.

MOUNTAIN FUEL SUPPLY COMPANY
MANAGEMENT'S ANALYSIS
September 30, 1994

Operating Results --

Following is a summary of operating information for the Company:

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                   September 30,           September 30,           September 30,
                                      1994        1993        1994        1993        1994        1993
                                  (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers       $38,594     $40,284    $240,294    $288,042    $352,477    $394,440
    From affiliates                     1,272         156       3,472       1,458       4,180       3,475
      Total revenues                  $39,866     $40,440    $243,766    $289,500    $356,657    $397,915
  Operating income (loss)             ($9,890)    ($8,940)    $12,891     $30,234     $29,166     $47,773
  Net income (loss)                    (5,748)     (6,886)      5,501      15,729      14,841      27,010

OPERATING STATISTICS
Natural gas volumes (in thousands
   of decatherms)
    Residential and commercial
     sales                              5,969       6,478      45,875      56,913      68,331      77,588
    Industrial sales                    1,743       1,320       5,652       4,422       7,744       6,055
    Transportation for industrial
      customers                        12,031      10,132      35,322      38,970      49,457      53,499
      Total deliveries                 19,743      17,930      86,849     100,305     125,532     137,142
Natural gas revenue (per
    decatherm)
    Residential and commercial          $4.92       $4.96       $4.59       $4.57       $4.55       $4.59
    Industrial sales                     2.56        3.00        2.85        3.45        2.91        3.44
    Transportation for industrial
      customers                          0.12        0.11        0.12        0.11        0.12        0.11
  Heating degree days
    Actual                                 24          90       2,854       4,207       4,720       6,078
    Normal                                110          62       3,594       4,065       5,332       5,803
      Actual as a percentage
       of normal                           22%        145%         79%        103%         89%        105%

Customer count at end of period       558,734     537,174

Natural gas volumes sold to residential and commercial customers decreased in the 3-, 9- and 12-month periods of 1994 as a result of unseasonably warm weather and a change in the method of recording revenues from the retail sale of natural gas. These two factors were also largely responsible for the significantly lower earnings reported in the first nine months of 1994. Temperatures in the first nine months of 1994 were 21% warmer than normal compared with 3% colder than normal weather in the same period of 1993. The effects of warmer weather and the change in recording revenues was partially offset by a 4.0% increase in the number of customers.

Mountain Fuel's allowed return on equity for Utah operations was reduced from 12.1% to 11% effective January 1, 1994, by the Public Service
Commission of Utah (PSCU) in a general rate case order.   Also as a
result of actions taken by the PSCU, the Company changed the way that revenues for residential and commercial customers are recorded from an "as-billed" to an "as-delivered" basis. This had the effect of shifting approximately $5 million of net income from the first half of 1994 to the fourth quarter. The PSCU has not issued an order with respect to the issues raised by Mountain Fuel on rehearing of the 11% rate of return and the proper handling of unbilled revenues for ratemaking purposes.

Volumes delivered to industrial customers decreased 6% in the first nine months of 1994 compared with the same period of 1993. Natural gas usage by several major metal and chemical customers was lower during 1994.

Mountain Fuel's natural gas purchases were lower in the 3-, 9- and 12-month periods of 1994 compared with the same periods of 1993 due to reduced volumes sold to residential and commercial customers. Operating and maintenance expenses were higher in the 9- and 12-month periods of 1994 because of additional customers and expanded service territory.

Interest and other income was higher in the 1994 periods largely due to a working-gas carrying charge earned by the Company as allowed by the PSCU. Debt expense was lower in the third quarter of 1994 compared with the same period in 1993 because of a lower balances in the purchased-gas adjustments account. Debt expense was higher in the 9- and 12- month periods ended September 30, 1994, because of increasing short-term interest rates and increasing short- and long-term debt balances.

Income taxes resulted in a credit amount for the nine months ended September 30, 1994, because of the combined effect of low pretax income and tights sands income tax credits. Tight sands income tax credits amounted to $4,224,000 in 1994 compared with $4,411,000 in 1993.
Credits attributable to prior years' production totaled $1,742,000 in 1994 and $1,117,000 in 1993. The effective income tax rate for the nine-month period of 1993 was 18.6%

Effective January 1, 1994, the Company recorded a liability for postemployment disability and health care benefits in compliance with the Statement of Financial Accounting Standards No. 112. This did not have an effect on net income since the $1,538,000 liability was offset with a regulatory asset because the Company expects to include these costs in future rates.

Liquidity and Capital Resources -

Operating Activities:

Net cash provided from operating activities was $39,388,000 in the first nine months of 1994 compared with $51,610,000 for the same period of 1993. The decrease was due to lower net income and a $19,465,000 change in the purchased-gas adjustments account.

Investing Activities:

Capital expenditures were $33,072,000 in the first nine months of 1994, compared with $25,944,000 in the corresponding 1993 period. Capital expenditures for calendar year 1994 are estimated at $51,000,000.
Mountain Fuel transferred a building with a net book value of $8,915,000 to an affiliate in the third quarter of 1994.

Financing Activities:

During the second quarter of 1994, Mountain Fuel borrowed $17,000,000 of
30-year notes with an interest rate of 8.12%.   On July 1, 1994,
Mountain Fuel received a $20,000,000 capital contribution from its parent company. The Company used the proceeds to fund capital expenditures and repay short-term debt borrowed from its parent company.

The Company has short-term line-of-credit arrangements with banks totaling $500,000. In addition, its parent company loans funds to the Company under a short-term borrowing arrangement. As of September 30, 1994, Mountain Fuel had loans outstanding of $18,000,000 payable to its parent company.


                                  PART II
                             OTHER INFORMATION


Item 1.  Legal Proceedings.

     As of the date of this report, the Public Service Commission of Utah (the PSCU) has not issued an order with respect to the issues that were raised by Mountain Fuel Supply Company (Mountain Fuel or the Company) on rehearing of the PSCU's decision in the Company's 1993 general rate case. The issues under review by the PSCU are the 11.0 percent return on equity authorized for Mountain Fuel and the proper handling of unbilled revenues for ratemaking purposes.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MOUNTAIN FUEL SUPPLY COMPANY
                                   (Registrant)



November 10, 1994               /s/ D. N. Rose
     (Date)                     D. N. Rose
                                President and Chief
                                Executive Officer




November 10, 1994               /s/ W. F. Edwards
     (Date)                     W. F. Edwards
                                Vice President and Chief
                                Financial Officer