Form 10-K
period 1994-12-31
MOUNTAIN FUEL SUPPLY CO
filed 1995-03-28
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 OR

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

180 East 1st South, PO Box 45360, Salt Lake City, Utah 84145-0360
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code: (801)534-5555

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                   None
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                   None
       SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:

          Notes:    Medium Term Notes, 7.19% to 8.43%,
                    due 2007 to 2024

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 1995: $0.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 1995: 9,189,626 shares of Common Stock, $2.50 par value. (All shares are owned by Questar Corporation.)

                             TABLE OF CONTENTS

Heading                                                     Page
                                  PART I

Items 1.
and 2.    BUSINESS AND PROPERTIES                           1
             General                                        1
             Gas Distribution                               1
             Gas Supply                                     3
             Competition and Growth                         4
             Regulation                                     7
             Relationships with Affiliates                  9
             Employees                                     11
             Environmental Matters                         12
             Research and Development                      12

Item 3.   LEGAL PROCEEDINGS                                12

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                 13

                                  PART II

Item 5.   MARKET FOR REGISTRANT'S EQUITY
          AND RELATED STOCKHOLDER MATTERS                  13

Item 6.   SELECTED FINANCIAL DATA                          14

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATION                                        15

Item 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA                               19

Item 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                             19

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT                                19

Item 11.  EXECUTIVE COMPENSATION                           20

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                            26

Item 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                                     28

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K                          29

          SIGNATURES                                       59

                                 FORM 10-K

                            ANNUAL REPORT, 1994

                                  PART I

ITEMS 1. and 2.  BUSINESS AND PROPERTIES

General

          Mountain Fuel Supply Company (Mountain Fuel or the Company) is a wholly owned subsidiary of Questar Corporation (Questar), with headquarters in Salt Lake City, Utah, that distributes natural gas to more than 572,000 sales and transportation customers in Utah, southwestern Wyoming, and a small section in southeastern Idaho. The Company, through a predecessor, began distributing natural gas in 1929 when a pipeline was built to transport natural gas from southwestern Wyoming to Salt Lake City, Utah. Between 1929 and the present time, Mountain Fuel gradually expanded the boundaries of its distribution system to include over 90 percent of Utah's population and to capture a market share of 85-95 percent for furnaces and water heaters.

          During 1994, Mountain Fuel added a record number of customers, expanded its market share for natural gas dryers, fireplaces, and ranges in new construction, managed its gas supply costs to decrease its natural gas rates, and renewed its commitment to customer service. The Company continued to capitalize on its two primary competitive advantages--owning natural gas reserves and offering a full range of services to customers.

Gas Distribution

          As of December 31, 1994, Mountain Fuel was serving 572,174 residential, commercial, and industrial customers, a four percent increase from the 550,184 customers served as of the end of 1993. (Customers are defined in terms of active meters.) Mountain Fuel distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Approximately 96 percent of Mountain Fuel's customers are in Utah. The Company also serves the communities of Rock Springs, Green River, and Evanston in southwestern Wyoming and the community of Preston in southeastern Idaho. Mountain Fuel has been granted the necessary regulatory approvals by the Public Service Commission of Utah
(PSCU), the Public Service Commission of Wyoming (PSCW), and the Public Utilities Commission of Idaho (PUCI) to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

          The Company's customer growth in 1994 resulted from new housing, the addition of new customers in central and southwestern Utah, and conversions. The population of Mountain Fuel's service area in Utah continues to grow faster than the national average. Although the Company does not believe that it will duplicate 1994 in terms of customer growth, it does expect to add 15,000 to 18,000 customers per year for the next several years.

          Mountain Fuel's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 decatherms (Dth) per year) uses more than 75 percent of his total gas requirements in the coldest six months of the year. The Company's revenue forecasts used to set rates are based on normal temperatures. Consequently, Mountain Fuel's revenues and resulting net income may be affected by temperature patterns that are below or above normal. As measured in degree days, temperatures in the Company's service area were nine percent warmer than normal in 1994, after being five percent colder than normal in 1993. (See "Regulation" for a discussion of the Company's proposed "weather normalization adjustment.")

          During 1994, Mountain Fuel sold 74,233,000 decatherms
(Dth) of natural gas to residential and commercial customers, compared to 79,369,000 Dth in 1993. (A Dth is an amount of heat energy equal to 10 therms or 1 million Btu. In the Company's system, each thousand cubic feet (Mcf) of gas equals approximately 1.07 Dth.) The decrease was attributable to warmer than normal weather, which was not offset by an expanded customer base. General service sales to residential and commercial customers were responsible for 87 percent of Mountain Fuel's total revenues in 1994.

          Mountain Fuel has designed its distribution system and annual gas supply plan to handle peak-day demand requirements. The Company periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 1994-95 heating season, Mountain Fuel is using a design-day demand of approximately 839,500 Dth. Mountain Fuel's management believes that the distribution system is adequate to meet the demands of its firm customers.

          Mountain Fuel's total industrial deliveries, including both sales and transportation, continued to increase during 1994, expanding from 59,619,000 Dth in 1993 to 60,264,000 Dth in
1994. Sales to industrial users increased for the second year in a row and expanded from 6,514,000 Dth in 1993 to 8,882,000 in 1994. The increase in total industrial deliveries reflects Utah's economic revitalization and the strength of several major industries as well as the success of the Company's marketing efforts.

          The Company's industrial sales increased as some smaller industrial customers moved from interruptible transportation to interruptible sales service on Mountain Fuel's system. The majority of these interruptible sales service customers pay rates based on the Company's weighted average cost of purchased gas, which is periodically lower for some customers than the cost of purchasing volumes directly from producers and
paying transportation rates.   The Company also has an
interruptible sales rate utilizing a dedicated gas portfolio. Mountain Fuel's tariff permits industrial customers to make annual elections for interruptible sales or transportation service.

          Mountain Fuel has been providing transportation service since 1986. The Company has worked diligently to retain its transportation customers and to offer them cost-based rates. Transportation service has been attractive to customers that can buy volumes of gas directly from producers and have such volumes transported at aggregate prices lower than the Company's sales rates.

          Under Mountain Fuel's current rate schedules, a typical interruptible transportation customer pays block rates ranging from $.12 to $.02 per Dth. Mountain Fuel receives demand cost credits from Questar Pipeline Company (Questar Pipeline) for transportation customers who use the Company's released capacity. These credits totaled $9.8 million for the 12-month period ending August 31, 1994.

          During 1994, the Company obtained regulatory approval to offer a firm transportation rate schedule available to industrial customers that transport or are obligated to pay for the transportation of at least 120,000 Dth per year and have firm transportation service on an upstream pipeline. Mountain Fuel currently has 10 firm transportation customers on this schedule.

          Mountain Fuel's largest transportation customers, as measured by revenue contributions, are the Geneva Steel plant in Orem, Utah; Utah Power, an electric utility that uses gas for an electric generating plant in Salt Lake City; the Kennecott copper processing operations, located in Salt Lake County; and the mineral extraction operations of Magnesium Corporation of America in Tooele County west of Salt Lake.

          Mountain Fuel owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 17,468 miles of street mains, service lines, and interconnecting pipelines. The Company owns a new office building adjacent to its warehouse, garage, and operations center in Salt Lake City, Utah. It also owns operations centers, field offices, and service center facilities throughout other parts of its service area. The mains and lines are constructed pursuant to franchise agreements or rights-of-way. The Company has fee title to the properties on which its office building and operation and service centers are constructed.

Gas Supply

          Mountain Fuel owns natural gas producing properties in Wyoming, Utah and Colorado that are operated by Wexpro. The Company's investment in these properties is included in its rate base. Mountain Fuel, as part of its 1993 general rate case, received regulatory approval to reserve "cost-of-service" gas for firm sales customers. During 1994, approximately 53 percent of the Company's total system requirement was satisfied with cost-of-service gas produced from such properties. (As defined, cost-of-service gas includes related royalty gas.) The volumes produced from such properties are transported for Mountain Fuel by Questar Pipeline. See "Relationships with Affiliates."
During 1994, 44,413,000 Dth were delivered from such properties compared to 47,120,000 Dth in 1993. Mountain Fuel estimates that it had reserves of 416,312 million cubic feet (MMcf) as of year-end 1994 compared to 428,238 MMcf as of year-end 1993. (These reserve numbers do not include gas attributed to royalty interest owners.) The average wellhead cost associated with gas volumes produced from Mountain Fuel's cost-of-service reserves was $1.37 per Dth in 1994.

          Some of the wells on Mountain Fuel's producing properties qualify for special tax credits, commonly referred to as "Section 29" or "tight sands" tax credits. During 1994, Mountain Fuel, as the party with the economic interest in the gas produced from such wells, earned $4.7 million in Section 29 tax credits. To qualify for the special tax credits, production must flow from wells that meet specified tight sands criteria and that commenced drilling prior to January 1, 1993. Only gas volumes produced prior to January 1, 2003, qualify for the special tax credit.

          The Company has been directly responsible for its gas acquisition activities since September 1, 1993. Mountain Fuel has a balanced and diversified portfolio of gas supply contracts with field producers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. The Company purchases gas on the spot market and under contracts. The Company's gas purchase contracts have market-based provisions and are either of short-duration or renewable on an annual basis upon agreement of the parties. Mountain Fuel's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In the Company's last semi-annual purchased gas cost filing, Mountain Fuel estimated that its 1995 average wellhead cost of field purchased gas would be $1.83 per Dth. (The actual cost of purchased gas will be below this estimate if current market prices continue.) Although Mountain Fuel has contracts with take-or-pay provisions, it currently has no material take-or-pay liabilities.

Competition and Growth

          Mountain Fuel has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas, has permitted the Company to retain 85-95 percent of the residential space heating and water heating markets in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah. These competitive advantages are responsible for the Company's ability to attract residential users of alternate energy sources to gas in its service areas in central and southwestern Utah even though such users are temporarily required to pay higher rates than their counterparts in the more populated areas of Utah.
(The first group of these customers will begin paying standard rates in 1997.) During 1994, the Company added over 4,400 customers in this area, making a total of approximately 30,360 customers.

          Mountain Fuel, during 1994, continued to expand the size of its customer base in new and existing service areas as Utah's growth rate exceeded the national average. The Company is also focusing marketing efforts to develop incremental load in existing homes and new construction. Most households in Mountain Fuel's service area already use natural gas for space heating and water heating. The Company's market share for other secondary appliances, e.g., ranges and dryers, has historically been less than 20 percent, which is significantly lower than its 85-95 percent market share for furnaces and water heaters.

          Mountain Fuel has marketing campaigns to convince existing customers to take advantage of natural gas's lower prices, favorable environmental qualities, and greater efficiency by converting other appliances to natural gas. The Company also has marketing campaigns to convince contractors to install the necessary lines for gas fireplaces, ranges, and dryers in new homes. Mountain Fuel estimates that approximately 60 percent of the new homes constructed in its service area during 1994 included piping for gas fireplaces and approximately 40 percent of such homes had piping for gas dryers or ranges. As a result of its contacts with appliance dealers, the Company receives information about the sales of gas appliances and has been pleased with the growth of sales for fireplaces, ranges and dryers.

          The Company's average temperature-adjusted sales to residential customers continue to decrease as more efficient furnaces are used in new homes and replace less efficient furnaces in existing homes. The average residential customer used 122 decatherms in 1985, compared to 110 decatherms in 1994 (on a temperature-adjusted basis). This decreased usage makes it even more important for Mountain Fuel to market the advantages of other appliances.

          The Company believes that it must maintain a competitive price advantage in order to retain its residential and commercial customers and to build incremental load by convincing current customers to convert additional secondary appliances to natural gas.

          Mountain Fuel's rates for general service customers in Utah continue to be lower than they were ten years ago. Using rates in effect as of January 1, 1995, the typical residential customer in Utah would have an annual bill of $506.28, compared to an annual bill of $607.07, using rates in effect as of January 1, 1985.

          Historically, Mountain Fuel's competitive position has been strengthened as a result of owning natural gas producing properties and satisfying as much as approximately 50 percent of its system requirements with the cost-of-service gas produced from such properties. Mountain Fuel has developed an annual gas supply plan that provides for a judicious balance between cost-of-service gas and purchased gas. Mountain Fuel believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best short- and long-term interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties. The Company reserves cost-of-service gas for firm sales customers.

          No other distributor markets natural gas sales service in direct competition with the Company in its service area, but marketing firms are arranging direct purchase contracts between large users in the Company's service area and producers. With the Kern River pipeline in place, Questar Pipeline's transmission system is no longer the only pipeline transporting gas to or through the more populated areas of Utah. Both pipelines systems are required to be "open-access" systems. Mountain Fuel's sales rates are competitive when compared to other energy sources, but are periodically higher than the delivered price of spot-market gas volumes transported through the Company's system to large customers.

          The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of the Company's service area and could provide an alternative delivery source to Mountain Fuel's transportation customers. As of the date of this report, Mountain Fuel has lost no industrial load as a result of the Kern River line. The existence of the Kern River pipeline, however, coupled with the open-access status of Questar Pipeline's transmission system, have changed the nature of market conditions for the Company. Large industrial customers in Utah's Wasatch Front area could acquire taps on Kern River's system or could take delivery of gas through a new tap that Mountain Fuel obtained in 1994. This new tap near the Hunter Park in Salt Lake County enables the Company to obtain delivery of additional peak-day supplies to meet increasing demand. The existence and location of the Kern River pipeline system also made it possible for the Company to extend service into new areas in rural Utah and to develop a second source of supply for its central and southern Utah system.

          Within the last several years, the Company has increased its activities to encourage the use of natural gas as a fuel in automobiles, trucks, and buses. Mountain Fuel has expanded the number of its service vehicles using natural gas and has helped convert fleet vehicles owned by several state agencies, municipalities, commercial businesses and others.
There are a total of 74 natural gas refueling stations within the Company's service area, including 23 that are open to the public. Vehicles using natural gas emit less carbon monoxide and other harmful pollutants. Consequently, the Company actively supports federal and state legislation promoting the use of natural gas in vehicles such as the provisions in the Energy Policy Act that provide tax advantages for natural gas vehicles. Mountain Fuel is actively promoting the environmental advantages of natural gas, particularly in the portions of its service area that do not satisfy the ambient air quality standards set by the federal Environmental Protection Agency.

          Although Mountain Fuel is a public utility and has no direct competition from other distributors of natural gas sales for residential and commercial customers, the Company competes with other energy sources. Mountain Fuel continues to monitor its competitive position, in terms of commodity costs and efficiency of usage, with other energy sources on a short-term and long-term basis. PacifiCorp (using the name Utah Power in Utah) is the primary electric utility in the Company's service area. Although its current rates for residential space heating and water heating are more than twice as high on a Btu basis as Mountain Fuel's rates for such service, PacifiCorp provides an ongoing source of competition.

          Mountain Fuel has adopted innovative and cost-cutting measures to deal with competitive pressures during the last several years. One measure of improved efficiency is the number of customers served per employee. In 1988, the Company's ratio of year-end customers to employees was 319 to 1; in 1994, the ratio was 383 to 1. Mountain Fuel's 1995 goal is to increase this ratio to greater than 400 to 1.

          In early 1995, Mountain Fuel announced immediate plans to consolidate some customer service functions such as dispatching, telephone service, engineering and to phase out or significantly reduce the size of 10 customer service offices in Utah and Wyoming. The Company also determined to increase the productivity of service technicians through technological advances such as installing personal computers in vehicles or providing them with paging equipment, thereby eliminating the need to retrieve orders from a central location.

          The Company also announced a special retirement window for 169 employees who will be at least 52 years of age and have five years of credited service as of April 30, 1995. The election period ends April 17, 1995; Mountain Fuel cannot forecast the number of employees that will take advantage of the special program. The Company does expect that the cost associated with offering retirement incentives will be more than offset by expected labor savings. Mountain Fuel does not expect to hire new employees to replace the employees who elect to take advantage of the offer.

          Mountain Fuel intends to maintain a competitive position in an energy marketplace in which there is more gas-on-gas competition and in which some traditional "utility" and "monopoly" services are deregulated. The Company anticipates that the "deregulation" in interstate pipelines, electrical generation and transmission, and telecommunications may be followed by deregulation of some local distribution activities. Mountain Fuel is committed to keeping its costs as low as possible, increasing the productivity of its employees, and emphasizing the importance of providing high quality natural gas service.

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

          On March 3, 1995, the Company filed a general rate case application in Utah. In the rate case, Mountain Fuel requested a return on equity of 12.5 percent, regulatory approval of a new weather normalization adjustment mechanism, and regulatory approval of new rate schedules to collect an annualized revenue deficiency of $9,559,000. The Company based its revenue deficiency on a test year ending December 31, 1995, and estimated that its year-end rate base in Utah would be $372,134,000. This number is approximately $41 million more than its rate base as of September 30, 1993, which was the date used in its last general rate case. Under existing Utah law, the PSCU has 240 days from March 3, 1995, to enter an order in the Company's rate case application.

          Mountain Fuel is currently authorized a return on equity of 11.0 percent and expects return on equity to be one of the primary issues in the case. Other major issues will be the use of a future test year, rather than a historic test year; the growth in rate base; and the requested weather normalization procedure.

          The Company's proposed weather normalization adjustment would adjust the non-gas cost portion of a customer's monthly bill as the actual degree days in the billing cycle are warmer or colder than "normal." Mountain Fuel believes that the proposed adjustment would benefit customers, whose bills would be less variable, and the Company, which would have more stability in its revenues.

          The Company's last general rate case before the PSCU resulted in an authorized return on equity of 11.0 percent and an annualized decrease of $1.6 million in rates. As a result of a stipulation reached by the parties, however, approximately $2.1 million of costs reflected in Mountain Fuel's general rate case were added to its gas balancing account. These rates became effective on January 10, 1994.

          At the current time, the Company does not expect to file a general rate case application with the PSCW in 1995. Mountain Fuel's last Wyoming rate case was settled, with rates that went into effect on August 1, 1993. The stipulation approved by the PSCW included a 10.4 percent return on rate base, but did not specify an authorized return on equity.

          Both the PSCU and the PSCW have authorized the Company to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes on a semi-annual basis. Mountain Fuel's latest semi-annual balancing account applications were approved effective January 1, 1995. The Company's base rates for natural gas service in both Utah and Wyoming were decreased as a result of an overall decrease in the cost of gas and an adjustment to offset the overcollection in its gas balancing account.

          In connection with its last gas-cost application in Utah, Mountain Fuel also obtained regulatory approval to remove approximately $5.6 million of gas costs associated with "unbilled revenues" from the gas balancing account. This accounting adjustment resulted from the PSCU's requirement that the Company recognize revenues on an "as delivered" rather than an "as billed" basis. Making this adjustment had a positive impact on the Company's 1994 net income of approximately $3.5 million.

          Mountain Fuel's responsibility for gas acquisition activities involves inherent risks of regulatory scrutiny. In the past, the Company has been involved in regulatory proceedings in which the prudence of its gas supply activities has been challenged.

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

Questar Corporation
          Questar InfoComm, Inc.
          Entrada Industries, Inc.
             Wexpro Company
             Celsius Energy Company
          MOUNTAIN FUEL SUPPLY COMPANY
          Questar Pipeline Company
          Universal Resources Corporation
          Questar Development Corporation

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

          Effective September 1, 1993, the Company converted its firm capacity entitlements on Questar Pipeline's system to firm transportation service and has reserved approximately 800,000 Dth per day, or approximately 85 percent, of Questar Pipeline's total transmission capacity. Mountain Fuel transports cost-of-service gas and purchased gas on Questar Pipeline's transmission system. (The Company also transports gas volumes on the transmission systems owned by Northwest Pipeline Company and Colorado Interstate Gas Company. As previously mentioned, Mountain Fuel also purchases "city gate" gas supplies from transportation customers on Kern River's system.) The Company also releases its firm transportation capacity, pursuant to capacity release procedures adopted by the Federal Energy Regulatory Commission
(FERC), when it does not need such service for its sales customers. Because Mountain Fuel has sufficient capacity on the system to meet peak demand periods, it has unused capacity for the balance of the year.

          During the 12-month period ending August 31, 1994, Mountain Fuel released an average of 457,395 Dth per day. When the released capacity is coupled with the Company's average sales volume of 255,255 Dth during this same period, Mountain Fuel "used" approximately 61 percent of its reserved capacity on Questar Pipeline's system.

          During 1994, Questar Pipeline transported 75,941,000 Dth of gas for Mountain Fuel. Under Questar Pipeline's "straight fixed-variable" rate schedules, Mountain Fuel is obligated to pay demand charges for firm capacity, regardless of the volumes actually transported. The Company paid approximately $46.3 million in demand charges to Questar Pipeline in 1994 for firm transportation capacity and "no notice" transportation. Questar Pipeline also credits Mountain Fuel with revenues it receives from transportation customers that use the Company's released capacity. During the 12-month period ending August 31, 1994, Mountain Fuel received $9.8 million in revenue credits from Questar Pipeline.

          Questar Pipeline also provides the Company with gathering services under a new gathering agreement that became effective on September 1, 1993, after the FERC approved a joint settlement filed by the parties. Questar Pipeline gathered 32,098,000 Dth for Mountain Fuel during 1994.

          Wexpro Company. Wexpro operates certain properties owned by Mountain Fuel. Under the terms of a settlement agreement, which was approved by the PSCU and PSCW and upheld by the Utah Supreme Court, Mountain Fuel owns gas produced from specified properties that were productive as of August 1, 1981 (the effective date of the settlement agreement). Such gas is reflected in rates at cost-of-service prices based on rates of return established by the settlement agreement. In addition, Wexpro conducts development gas drilling for Mountain Fuel on specified properties and is reimbursed for its costs plus a current rate of return of 22.0 percent (adjusted annually using a specified formula) on its net investment in such properties, adjusted for working capital and deferred taxes, if the wells are successful. Under the terms of the settlement agreement, the costs of unsuccessful wells are borne by Wexpro. The settlement agreement also permits Mountain Fuel to share income from hydrocarbon liquids produced from certain properties operated by Wexpro after Wexpro recovers its expenses and a specified rate of return. The income received by Mountain Fuel from Wexpro is used to reduce natural gas costs to its customers.

          During 1994, Wexpro, in response to demands from other working interest owners, maintained a drilling program in southwestern Wyoming. A total 26,085 MMcf in proved developed reserves were added to Mountain Fuel's net reserves as a result of drilling activities and estimate revisions, but the additional reserves did not offset production. Wexpro's drilling activities decreased significantly during 1994. As a result of the decline in natural gas prices, Wexpro is not currently drilling any wells.

          Other Affiliates. Other significant affiliates of Mountain Fuel include Questar InfoComm, Inc., formerly Questar Service Corporation (Questar InfoComm), Questar Development Corporation (Questar Development), Celsius Energy Company (Celsius), and Universal Resources Corporation (Universal Resources). Questar InfoComm provides data processing and telecommunication services for the Company and other affiliates. It owns and operates a network of microwave facilities, all of which are located in Mountain Fuel's service area or near Questar Pipeline's transmission system. Services are priced to recover operating expenses and a return on investment. Questar InfoComm personnel are currently assisting Mountain Fuel in a major project to develop new customer information systems.

          During 1994, Mountain Fuel sold an office building in Salt Lake City to Interstate Land Corporation, a subsidiary of Questar Development. The Company, however, continues to lease space in this office building for its general headquarters. Questar Development is also a one-third owner of FuelMaker Corporation, a Canadian corporation that designs, manufactures, and markets small compressors to be used when refueling natural gas vehicles at residences or at remote locations.

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

Employees

          As of December 31, 1994, the Company had 1,486 employees. None of these employees is represented under collective bargaining agreements. Mountain Fuel participates in Questar's comprehensive employee benefit plans and pays the share of costs attributable to its employees covered by such plans. Employee relations are generally deemed to be satisfactory.

          The Company offered enhanced retirement benefits to 169 employees under a special retirement program announced on March
1, 1995. To take full advantage of the special offer, employees must retire by April 30, 1995.

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

          Mountain Fuel has an obligation to treat waste water and monitor the effectiveness of an underground slurry wall that was constructed in 1988 at its operations center in Salt Lake City, Utah. The slurry wall was built to contain contaminants from an abandoned coal gasification plant that operated on the site from 1908 to 1929.

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

ITEM 3.  LEGAL PROCEEDINGS

          There are various legal and regulatory proceedings pending that involve the Company and its affiliates. While it is not feasible to predict or determine the outcome of these proceedings, the Company's management believes that the outcome will not have a material adverse effect on the Company's financial position.

          Mountain Fuel, as a result of acquiring Questar Pipeline's gas purchase contracts, is responsible for any judgment rendered against Questar Pipeline in a lawsuit that was tried before a jury in 1994. The jury awarded an independent producer compensatory damages of approximately $6,100,000 and punitive damages of $200,000 on his claims involving take-or-pay, tax reimbursement, contract breach, and tortious interference with a contract. A judgment has not be entered because the presiding judge has not issued a decision concerning the competing forms of judgment entered by the opposing parties. The producer's counterclaims originally exceeded $57,000,000, but were reduced to less than $10,000,000, when the presiding judge dismissed with prejudice some of the claims prior to the jury trial. Mountain Fuel expects that any amounts arising from the breach of contract claims will be included in its gas balancing account and recovered in its rates for natural gas sales service.

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

          In September of 1992, a consent order governing clean-up activities was formally entered by the federal district court judge presiding over the underlying litigation involving the property. This consent order was agreed to by Questar, Entrada, the Company, the Utah Department of Health and the Environmental Protection Agency (the EPA).

          Entrada has obtained approval for a specific design using an in situ vitrification procedure to clean up the Wasatch
Chemical property and began remediation activities during 1994.
The clean-up procedure may take as long as three years.

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

          Utah Power recently filed a lawsuit against Mountain Fuel claiming that the Company is responsible for contamination located on property adjacent to Mountain Fuel's operations center in Salt Lake City. The operations center was the site of an abandoned coal gasification plant. The Company (in its own name or through a predecessor) did not own the property that is the subject of the lawsuit and does not believe that it is responsible for the coal tar found on the property. Cleanup activities on the property are monitored by the EPA, but the property is not a listed "Superfund" site.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of 1994, Mountain Fuel did not submit any matters to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's outstanding shares of common stock, $2.50 par value, are owned by Questar. Information concerning the dividends paid on such stock and the ability to pay dividends is reported in the Statements of Common Shareholder's Equity and the Notes to Financial Statements included in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                                    Year Ended December 31,
                                        1994        1993        1992        1991        1990
                                    (In Thousands)
Revenues                               $378,260    $402,391    $373,047    $416,759    $364,747
Operating expenses
  Natural gas purchases                 210,507     230,139     218,123     253,111     216,396
  Other expenses                        128,432     125,743     110,527     108,761     103,339
    Total operating expenses            338,939     355,882     328,650     361,872     319,735
    Operating income                    $39,321     $46,509     $44,397     $54,887     $45,012

Net income                              $23,352     $25,069     $23,395     $25,074     $21,713

Cash dividends paid on common stock      19,500      18,000      18,000      19,000      18,000

Total assets                            590,275     581,027     490,614     452,139     447,486

Capital expenditures                     53,816      50,658      55,721      36,984      28,809

Capitalization
Long-term debt                         $175,000    $158,000    $150,126    $148,953    $148,872
Redeemable cumulative preferred stoc      6,324       7,525       8,726       9,955      11,155
Common shareholder's equity             205,461     182,200     175,826     171,231     166,061
                                       $386,785    $347,725    $334,678    $330,139    $326,088

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Following is a summary of revenues and operating information for the Company's operations:

                                    Year Ended December 31,
                                        1994        1993        1992
                                    (Dollars In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales     $329,576    $360,210    $330,920
  Industrial sales                       24,395      21,678      19,878
  Industrial transportation               5,665       5,898       6,252
  Other                                  18,624      14,605      15,997
        Total revenues                  378,260     402,391     373,047
Operating expenses
  Natural gas purchases                 210,507     230,139     218,123
  Operating and maintenance              94,094      92,486      79,975
  Depreciation and amortization          24,749      23,244      20,713
  Other taxes                             9,589      10,013       9,839
        Total expenses                  338,939     355,882     328,650
          Operating income              $39,321     $46,509     $44,397

OPERATING STATISTICS
  Natural gas volumes (in Mdth)
    Residential and commercial sales     74,233      79,369      68,635
    Industrial deliveries
      Sales                               8,882       6,514       5,338
      Transportation                     51,382      53,105      51,621
        Total industrial                 60,264      59,619      56,959
        Total deliveries                134,497     138,988     125,594
  Natural gas revenue (per dth)
    Residential and commercial            $4.44       $4.54       $4.82
    Industrial sales                       2.75        3.33        3.72
    Transportation for industrial
     customers                             0.11        0.11        0.12
Natural gas purchase price (per dth)      $2.40       $2.52       $2.83
Heating degree days (normal 5,801)        5,290       6,073       5,235
   Colder (warmer) than normal             (9%)           5%      (10%)
Number of customers at end of period    572,174     550,184     532,109

Natural gas deliveries to residential and commercial customers dropped 6% in 1994 after increasing 16% in 1993. These changes parallel temperatures in Mountain Fuel's service area which were 9% warmer than normal in 1994 after being 5% colder than normal in 1993. Temperatures for the first two months of 1995 have been 23% warmer that normal and 8% warmer than during the same two months of 1994. The number of customers increased by 4.0% in 1994, 3.4% in 1993 and 3.2% in 1992 reflecting record setting growth.

Gas deliveries to industrial customers improved by 1% in 1994 and 5% in 1993. Mountain Fuel's service area has experienced strong economic growth for several successive years. The Company has benefitted from a demand for gas for expanded operations and environmental concerns, especially for electricity generation.

Mountain Fuel's allowed return on equity for Utah operations was reduced from 12.1% to 11% effective January 1, 1994, in a general rate case order from the Public Service Commission of
Utah (PSCU).   In addition, the Company also changed the
accounting for revenues for residential and commercial customers from an "as billed" to an "as delivered" basis. Mountain Fuel began accruing gas-distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the reporting period starting in 1993. The impact of these accruals on the income statement has been deferred and is being recognized at the rate of $2,011,000 per year over a five-year period beginning in 1994 in accordance with a PSCU rate order. This rate order also reduces customer rates by $2,011,000 per year over the same five-year period. In addition Mountain Fuel recorded other income of $5,589,000 for a one-time reduction in gas costs associated with these unbilled revenues. This transaction added about $3.5 million to net income in 1994.

Mountain Fuel filed a general rate case in the State of Utah on March 3, 1995 requesting a $9.6 million increase in revenues, a 12.5% return on equity and a weather normalization
adjustment mechanism.   Management believes the rate increase
is necessary to secure an appropriate allowed rate of return and to recover the costs of record customer growth. Mountain Fuel believes the proposed weather adjustment mechanism would benefit customers, whose bills would be less variable, and the Company, which would have more stability in its revenues.

Mountain Fuel announced plans in early 1995 to reorganize and consolidate several functions in an effort to reduce costs.
In March 1995 Mountain Fuel offered an early retirement opportunity to 169 employees resulting from consolidation of customer service jobs. This restructuring reflects the substantial gains in efficiency the Company is starting to realize from its investment in customer service system
technology.   Mountain Fuel expects labor cost savings will
exceed the cost of the early retirement program. Mountain Fuel also intends to phase out four service centers beginning in 1995, while reorganizing six others. The restructuring and consolidation is intended to improve service to customers while maintaining the Company's position as a low-cost energy provider. Consolidation of sales and marketing activities was also part of the announced restructuring.

Natural gas purchases decreased 9% in 1994 and increased 6% in 1993. These changes were consistent with changes in volumes sold to residential and commercial customers, which were primarily weather related.

Operating and maintenance expenses increased 2% in 1994 and 16% in 1993 primarily because of the costs associated with more customers and an expanded service territory.
Depreciation and amortization expense increased 6% in 1994 and 12% in 1993 due to capital expenditure programs and higher levels of natural gas production.

The Company adopted SFAS No.112, Accounting for Postemployment Benefits, on January 1, 1994, by establishing a liability of $1,538,000 offset by a regulatory asset. This statement requires the Company to recognize the net present value of the liability for postemployment benefits, such as long-term disability benefits and health care and life insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. SFAS No.112 requires the Company to accrue both current and future costs which formerly had been recorded when cash was paid. By December 1994 the total liability had dropped from $1,538,000 to $1,039,000 as a result of designating Medicare as the primary health care provider and increasing the discount rate from 7% to 8.5%. At year-end 1994, Mountain Fuel expensed SFAS No. 112 costs, previously recorded as a regulatory asset, in other income deductions.

The effective income tax rate was 25.3% in 1994, 23.5% in 1993 and 24.2% in 1992. Section 29 income tax credits received from production of gas from certain properties reduced the effective income tax rate. Credits amounted to $4,670,000 in 1994, $5,463,000 in 1993 and $4,281,000 in 1992. The three years include credits recognized for prior years' gas production of $1,742,000 in 1994, $1,174,000 in 1993 and
$1,116,000 in 1992. The 1993 federal income tax rate increased to 35% and the effect of the higher tax rate on deferred income taxes was recorded as income taxes recoverable from customers. The Company has adopted procedures with its regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis.

Mountain Fuel is responsible for a judgment in a lawsuit involving the Company, Questar Pipeline and a gas producer. In March 1994, a jury awarded the gas producer damages of approximately $6.3 million on claims involving take-or-pay, tax reimbursement and breach of contract. Mountain Fuel expects that the judgment will be included in its gas balancing account and recovered through customer rates. The judgment is not expected to have a significant impact on the Company's results of operations, financial position or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities decreased 11% in 1994. Net cash provided from operating activities was $33,143,000 in 1994, $37,139,000 in 1993 and $50,600,000 in
1992. Accounts payable and accrued expenses decreased $16,141,000 in 1994, primarily because of lower gas purchases. Mountain Fuel purchased gas for storage purposes in the last quarter of 1993 when it assumed the gas-purchase function from Questar Pipeline in response to FERC Order No. 636. Inventories increased by $20,869,000 in 1993, primarily for gas stored underground. Changes in the purchased-gas adjustment account used cash of $8,656,000 in 1994 after providing cash of $4,686,000 in 1993 and $4,586,000 in 1992.

The assumption of gas-purchase contracts and the gas-supply purchase activity resulted in several changes to Mountain Fuel's working capital. Mountain Fuel acquired an inventory of gas stored underground to meet customer requirements. Accounts payable to unaffiliated parties increased while accounts payable to affiliates decreased because of direct purchases from gas producers.

Investing Activities

Following is a summary of capital expenditures for 1994 and 1993, and a forecast of 1995 expenditures.

                                        1995
                                     Estimated      1994        1993
                                    (In Thousands)
New-customer service equipment          $23,200     $22,343     $16,749
Distribution system                      12,100       7,085       9,295
Buildings                                 2,800       7,193      10,993
Computer software and hardware            7,200       5,849       4,702
General and other                         4,700      11,346       8,919
                                        $50,000     $53,816     $50,658

Mountain Fuel's capital spending is primarily in response to a record increase in the number of customers, amounting to 21,990 in 1994, 18,075 in 1993 and 16,284 in 1992, due to
population growth and construction activity in its service area. Mountain Fuel extended its system by 539 miles of main,
feeder and service lines in 1994.   The 1995 capital
expenditures anticipate a slightly lower level of customer growth.

Mountain Fuel transferred a building with a net book value of $8,915,000 to an affiliate in the third quarter of 1994.

Financing Activities

The Company funded 1994 capital expenditures with cash provided from operations, a capital contribution and borrowings under a medium-term note program. The 1995 capital expenditures are expected to be financed with cash provided from operations and borrowings from Questar.

The Company has a short-term line-of-credit arrangement with a bank under which it may borrow up to $500,000, below the prime interest rate. The arrangement is renewable on an annual basis. At December 31, 1994, no amounts were borrowed under this arrangement. Questar loans funds to the Company under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $53,500,000 with an interest rate of 6.11% at December 31, 1994.

During the second quarter of 1994 Mountain Fuel issued $17 million of 30-year notes at an 8.12% interest rate. Mountain
Fuel used proceeds from these notes for capital expenditures and operations.

On July 1, 1994, Mountain Fuel received a $20,000,000 capital contribution from Questar.

The Company typically has negative net working capital at the end of the year because of short-term borrowings. These borrowings are seasonal and generally peak at the end of December because of cold-weather gas purchases.

Mountain Fuel has a capital structure of 45% long-term debt, 2% preferred stock and 53% common equity. Moody's and Standard and Poors have rated Mountain Fuel's long-term debt A1 and A+.

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


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors and executive officers is located in the following chart:

                          Business Experience and Positions Held
     Name        Age          With the Company and Affiliates

M. E. Benefield  55  Vice President, Gas Supply, May 1992; Vice
                     President, Planning and Corporate Development, Questar (March 1989 to May 1992.)

R. D. Cash       52  Director, May 1977; Chairman of the Board, May 1985;
                     Director, President and Chief Executive Officer,
                     Questar, May 1984; Chairman of the Board, Questar,
                     May 1985.  Director, Zions First National Bank and
                     Zions Bancorporation and Associated Electric and Gas
                     Insurance Servicing Limited; Trustee, Southern Utah
                     University.

W. F. Edwards    49  Vice President and Chief Financial Officer, May
                     1984; Senior Vice President and Chief Financial
                     Officer, Questar, February 1989; Vice President and
                     Chief Financial Officer, Questar, May 1984 to
                     February 1989.

Susan Glasmann   47  Vice President, Marketing, February 1994; General
                     Manager, Marketing, April 1991 to February 1994;
                     Manager, Corporate Communications, Questar, October
                     1989 to April 1991.

Robert E. Kadlec 61  Director, March 1987; Director, Questar, March 1987;
                     President and Chief Executive Officer, BC Gas Inc. (Vancouver, British Columbia); Director, BC Gas Inc., Trans Mountain Pipe Line Company Ltd., Bank of Montreal, British Pacific Properties Ltd.; and International Forest Products Limited.

Dixie L. Leavitt 65  Director, May 1987; Director, Questar, May 1987;
                     Chairman of the Board, Leavitt Group Agency
                     Association (a group of approximately 45 separate insurance agencies); President and Chairman of entities engaged in dairy, cattle, agriculture, and real estate operations in Utah and southern Nevada; Director, Zions First National Bank.

Gary G. Michael  54  Director, February 1994; Director, Questar, February
                     1994; Chairman and Chief Executive Officer,
                     Albertson's; Director, Albertson's and member of Board of Directors of the Federal Reserve Bank of San Francisco.

D. N. Rose       50  President and Chief Executive Officer, October 1984;
                     Director, May 1984; Director, Questar, May 1984;
                     Director, Key Bank of Utah; Trustee, Westminster
                     College.

G. H. Robinson   44  Vice President and Controller, April 1991; Vice
                     President, Marketing, March 1985 to April 1991.

Roy W. Simmons   79  Director, May 1968; Senior Director, Questar, May
                     1992; Director, Questar, May 1984 to May 1992;
                     Chairman, Zions Bancorporation (commercial bank holding company) and Chairman, Zions First National
                     Bank (commercial bank); Chief Executive Officer,
                     Zions First National Bank to January 1989; Chief
                     Executive Officer, Zions Bancorporation to January
                     1991; Director, Beneficial Life Insurance Company and Ellison Ranching Company.

S. C. Yeager     47  Vice President, Customer Service, April 1991; Vice
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

ITEM 11.  EXECUTIVE COMPENSATION

The following Summary Compensation Table lists annual and long-term compensation earned by Mr. D. N. Rose, the Company's President and Chief Executive Officer, and the other four most highly compensated officers during 1992, 1993, and 1994:

                        Summary Compensation Table

                 Annual Compensation           Long-Term Compensation
Name and                              Restricted
Principal           Base              Stock                    All Other
Position     Year  Salary(4) Bonus($) Awards(4)2  Options(#)3  Comp.($)4
D. N. Rose   1994  $209,500  $36,061   36,053     19,000        21,713
President    1993   200,417   38,572   38,525     19,000        18,786
Chief        1992   190,833   31,388   31,358     19,000        17,002
Executive
Officer

R. D. Cash5  1994    138,337  38,770   38,767     30,000        17,467
Chairman     1993    128,835  37,406   37,406     30,000        14,946
of the       1992    123,553  35,883   35,870     30,000        13,587
Board

M. E.        1994    139,500  15,862   15,850       9,000        9,888
Benefield    1993    134,050  17,163   17,136       9,000        8,743
VP, Gas      1992     98,153  17,415   17,412       8,500        5,187
Supply

G. H.        1994    133,083  15,114   15,084       9,000        9,118
Robinson     1993    127,533  16,223   16,223       9,000        8,107
VP and       1992    121,667  14,426   12,878       8,500        6,794
Controller

S. C. Yeager 1994    133,083  15,114   15,084       9,000        9,118
VP, Customer 1993    127,533  16,223   16,223       9,000        8,031
Service      1992    121,667  12,926   12,878       9,000        6,794

1/Amounts listed under this heading are cash payments earned under the Annual Management Incentive Plans (AMIPs) for the Company and Questar (for Mr. Cash). The amounts listed for Mr. Cash are the amounts allocated to Mountain Fuel.

2/Amounts under this heading include the value (as of the grant date) of any restricted shares of Questar's common stock used in 1993, 1994 and 1995, in lieu of cash, as partial payment of bonuses earned under the Company's Annual Management Incentive Plans and the Company's allocated portion of the value of restricted shares granted to Mr. Cash under Questar's AMIP. All shares of restricted stock vest in two equal, annual installments with the first installment occurring on the first anniversary of the grant date. Dividends are paid on the restricted shares at the same rate dividends are paid on other shares of Questar's common stock. As of year-end 1994, Mr. Rose had 1,766 shares of restricted stock having a market value of $48,565; Mr. Cash had 4,279 shares worth $117,673; Mr. Benefield had 845 shares worth $23,238; Messrs. Robinson and Yeager each had 738 shares worth $20,295.

3/Mountain Fuel's executive officers are granted nonqualified stock options to purchase shares of Questar's common stock under Questar's Long-Term Stock Incentive Plan.

4/Amounts listed under this heading include employer matching and nonmatching contributions, matching "contributions" to the Deferred Share Plan, and directors' fees paid by the Company. The figures opposite Mr. Rose's name include $8,435 in contributions to the Employee Investment Plan for 1994, $12,228 in contributions to the Employee Stock Purchase Plan for 1993, and $10,499 for 1992. They also include directors' fees amounting to $6,100 for 1994, $5,200 for 1993, and $5,600 for 1992, and "contributions" to the Deferred Share Plan of $7,268 for 1994, $1,358 for 1993, and $903 for 1992. The figures opposite Mr. Cash's name include the Company's allocated portion of the matching and nonmatching contributions to the Employee Investment Plan of $3,057 for 1994, $4,334 for 1993, and $3,728 for 1992. They also include directors' fees amounting to $6,200 for 1994, $5,200 for 1993, and $5,600 for 1992, and the Company's allocated portion of "contributions" to the Deferred Share Plan of $8,310 for 1994, $5,412 for 1993, and $4,259 for 1992. The 1994
figure listed opposite Mr. Benefield includes $8,345 in contributions to the Employee Investment Plan and matching "contributions" of $1,543 to the Deferred Share Plan. The 1994 figures for Messrs. Robinson and Yeager include $8,345 in contributions to the Employee Investment Plan and $773 in "matching" contributions to the Deferred Share Plan. The 1992 and 1993 figures opposite the names of Messrs. Benefield, Robinson and Yeager include only the contributions made by (or allocated to) the Company to the Employee Investment Plan (formerly the Employee Stock Purchase Plan) for their respective accounts.

5/Mr. Cash also serves as an executive officer of Questar and other affiliated companies. The base salary shown for Mr. Cash is the combination of the amount directly paid by the Company and the amount allocated to the Company.

6/Mr. Benefield did not become an executive officer of the Company until May 19, 1992. The base salary and the "other compensation" information reported for him for 1992 include the amount that the Company paid directly and the amount allocated to the Company when Mr. Benefield served as an officer of Questar.

The following table lists information concerning the incentive stock options to purchase shares of Questar's common stock that were granted to Mountain Fuel's five highest paid officers during 1994 under Questar's Long-Term Stock Incentive Plan. No stock appreciation rights were granted during 1994.

Option Grants in Last Fiscal Year

                                % of Total
                               Options Granted
                    Options    to Employee    Exercise  Expiration
Name                Granted#1  in Last Fiscal or Base   Date      Grant Date
                                Year           Price($)           Value ($)2
D. N. Rose           19,000       5.0          31.50    2/08/2004 128,678
R. D. Cash           30,000       8.0          31.50    2/08/2004 203,175
M. E. Benefield       9,000       2.4          31.50    2/08/2004  60,953
G. H. Robinson        9,000       2.4          31.50    2/08/2004  60,953
S. C. Yeager          9,000       2.4          31.50    2/08/2004  60,953

  1/These incentive stock options vest in four annual, equal installments, with the first installment exercisable as of August 8, 1994. Participants can use cash or previously-owned shares as consideration for option shares. Options expire when a participant terminates his employment, unless termination is caused by an approved retirement, death, or disability. Options can be exercised for three months following a participant's approved retirement and 12 months following a participant's death or disability.

  2/When calculating the present value of options granted in 1994, Questar used the Black-Scholes option pricing model. Questar assumed a volatility of
22.27 percent, a risk free interest rate of 6.5 percent, a dividend yield of
4.4 percent and a vesting discount of 5.7 percent. The real value of the listed options depends upon the actual performance of Questar stock. There can be no assurance that the values shown in this table will be achieved.

  The following table lists information concerning the incentive stock options to purchase shares of Questar's common stock that were exercised by the officers named above during 1994 and the total options and their value held by each at year-end 1994:

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values

                                     Number of     Value of Unexercised,
                                     Options/SARS     in-the-Money
                  Shares             at Year-End   Options/SARs at Year-End
                 Acquired   Value       (#)2                ($)2
           or exercised Realized1
Name              (#)        ($)    Exer.    Unexer.  Exer.        Unexerc.
D. N. Rose         0          0     26,950   28,500   100,213      37,406
R. D. Cash         0          0     39,373   45,000   132,875      59,063
M. E. Benefield    0          0      6,625   13,375    16,734      16,734
G. H. Robinson     0          0      6,625   13,375    16,734      16,734
S. C. Yeager       0          0      9,000   13,500    17,719      17,719

1/The "value" is calculated by subtracting the fair market value of the shares purchased on the date of exercise minus the option price. The value is equal to the amount of ordinary income recognized by each officer. The current value of the shares may be higher or lower than the aggregate value reported in the table.

2/Stock appreciation rights (SARs) have not been granted since February of 1989. At year-end 1994, there were no SARs outstanding.

Retirement Plan

          Company employees (including executive officers) participate in the employee benefit plans of Questar. The Company has agreed to pay its share of the costs associated with the plans that are described below. Questar maintains a noncontributory Retirement Plan that is funded actuarially and does not involve specific contributions for any one individual. The following table lists the estimated annual benefits payable under the Retirement Plan as of December 31, 1994, and, if necessary, the Supplemental Executive Retirement Plan (described below). The benefits shown are based on earnings and years of service reaching normal retirement age of 65 in 1994 and do not include Social Security benefits. Benefits under the Retirement Plan are not reduced or offset by Social Security benefits.

PENSION PLAN TABLE

Highest Consecutive                     Years of Service
Three-Year Average
Annual Compensation  15       20        25        30        35
$125,000        $33,581  $44,774   $55,968    $59,093  $62,218
150,000          40,706   54,274    67,843     71,593   75,343
175,000          47,831   63,774    79,718     84,093   88,468
200,000          54,956   73,274    91,593     96,593  101,593
225,000          62,081   82,774   103,468    109,093  114,718
250,000          69,206   92,274   115,343    121,593  127,843
275,000          76,331  101,774   127,218    134,093  140,968


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

Effective March 1, 1995, the Retirement Plan was amended to provide an enhanced retirement benefit for Company employees who were at least 52 years of age and had at least five years of service as of April 30, 1995. The enhanced benefits were calculated by adding five years of service and five years of age and increasing the basic benefit factor from 1.30 percent to 1.35 percent. Employees who elect to retire during the window period will also receive a benefit that is not reduced from age 62 for early retirement and have an option to receive the benefits in a lump sum. Mr. Benefield was in the group of eligible employees, but has elected not to retire.

The "final average earnings" (average annual earnings for the last three years) for purposes of calculating retirement benefits for the executive officers named above in the table as of December 31, 1994, is as follows:
$265,082 for Mr. Rose; $165,910 for Mr. Benefield; $155,270 for Mr. Robinson; and $154,770 for Mr. Yeager. (No figure is given for Mr. Cash because his final average earnings for purposes of the Retirement Plan would include compensation paid by the Company's affiliates.) The officer's base salary, cash bonus payments, and value of restricted stock (paid in lieu of cash) reported in the Summary Compensation Table would be included in the calculation of the officer's final average earnings. The amounts reported in the Summary Compensation Table are somewhat different than the final average earnings because the latter figures include cash payments when made, not when earned, and the value of restricted stock when granted, not distributed. Dividends on the restricted shares are also included in the officer's final average earnings, but are not reported in the table. The years of credited service for the individuals listed in the compensation table are: 19 years for Mr. Cash; 26 years for Mr. Rose; 17 years for Mr. Benefield; 21 years for Mr. Robinson; and 19 years for Mr. Yeager.

The Company also participates in Questar's Executive Incentive Retirement Plan (the EIRP). Under the terms of this nonqualified plan, a participant will receive monthly payments upon retirement until death equal to 10 percent of the highest average monthly compensation (excluding incentive compensation) paid to the officer during any period of 36 consecutive months of employment. The plan also provides for a family benefit in the event of the death of an officer. Although not required to do so, Questar and its affiliates have purchased life insurance on the life of each participant, with Questar named as owner and beneficiary. The covered officers have no rights under or to such insurance policies. All of the Company's officers listed in the compensation table have been nominated to participate in the plan, have satisfied the 15 years of service requirement and have a vested right to receive benefits under the EIRP. The annual benefits payable to the named officers under this plan as of December 31, 1994, are as follows: Mr. Rose, $20,025; Mr. Benefield, $13,396 and Messrs. Robinson and Yeager, $12,743.
(No figure is given for Mr. Cash because his compensation for purposes of calculating benefits under the EIRP would include compensation paid by the Company's affiliates.)

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

The dollar amounts payable to the Company's executive officers
(based on current salaries paid by the Company) in the event of termination of employment following a change in control of Questar are as follows: $480,000 to Mr. Rose; $293,000 to Mr. Benefield; and $268,000 each to Messrs. Yeager and Robinson. (The amount payable to Mr. Cash is not given since such amount is based on each officer's total salary.) The Company's executive officers would also receive certain supplemental retirement benefits, welfare benefits, and cash bonuses.

Under the plan, a change in control is defined to include any change in control required to be reported under Item 6(e) of Schedule 14A of the Securities Exchange Act of 1934, as amended. A change in control is also deemed to occur once any person becomes the beneficial owner, directly or indirectly, of securities representing 20 percent or more of Questar's outstanding shares of common stock.

Directors' Fees

  All directors receive an annual fee of $4,800 payable in 12 monthly installments and fees of $500 for each meeting of the Board of Directors that they attend. (The annual fee paid to directors was increased from $3,600 as of June 1, 1994, and the meeting fee was increased from $400 per meeting as of the same date.)

The Company has a Deferred Compensation Plan for Directors under which directors can elect to defer all or any portion of the fees received for service as directors until their retirement from such service and can choose to have the deferred amounts earn interest as if invested in long-term certificates of deposit or be accounted for with "phantom shares" of Questar's common stock. Upon retirement, the phantom shares of stock are "converted" to their fair market cash equivalent. During 1994, several directors of the Company chose to defer receipt of all or a portion of the compensation earned by them for their service. (Any shares of phantom stock credited to directors are not included in the number of shares listed opposite their names below.)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The Company is a direct, wholly owned subsidiary of Questar. The following table sets forth information, as of December 31, 1994, with respect to each person known or believed by Questar to be the beneficial owner of 5 percent or more of its common stock:

                                       Shares and
Name and                                Nature of
Address of                             Beneficial                  Percent
Beneficial Owner                        Ownership                 of Class

First Security Bank of Utah             4,232,694                     10.5
N.A., 79 South Main Street             Trustee for
Salt Lake City, Utah 84111          Company Employee
                                      Benefit Plans
                                        and Bank/1

Delaware Management Company, Inc.       2,441,300                     6.0
1818 Market Street                 Investment Advisor/2
Philadelphia, Pennsylvania 19103


    1/Of this total, First Security beneficially owns 4,122,159 shares in its role as trustee of employee benefit plans sponsored by Questar. Participating employees control the voting of such shares.

    2/In an initial Schedule 13G dated as of December 31, 1994, Delaware Management Company reported sole voting power for 2,322,500 shares, shared voting power for 30,800 shares, and sole dispositive power for 2,341,300 shares and shared dispositive power for 100,000 shares.

    The following table sets forth information, as of March 1, 1995, concerning the shares of Questar's common stock beneficially owned by each of the Company's named executive officers and directors and by the Company's executive officers and directors as a group:

                                Shares Owned       Percent of
      Name of Beneficial Owner  Beneficially  Outstanding Shares

        Directors

        Robert H. Bischoff         8,729              *1
        R. D. Cash2,3,4,5,6      205,279            .51%
        W. Whitley Hawkins7        5,120              *1
        Robert E. Kadlec7,8       15,350              *1
        Dixie L. Leavitt6,7       16,503              *1
        Gary G. Michael7           1,400              *1
        D. N. Rose2,3,4           60,865            .15%
        Roy W. Simmons            14,800              *1

        Nondirector Executive Officers
        M. E. Benefield2,3,4      31,307              *1
        G. H. Robinson2,3,4       21,331              *1
        S. C. Yeager2,3,4         23,965              *1

        All directors and executive              487,904     1.2%1
        officers (13 individuals)/9

    1/Unless otherwise listed, the percentage of shares owned is less than .1 percent. The percentages of beneficial ownership have been calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

     2/The Company's executive officers own shares through their participation in Questar's Employee Investment Plan. The number of shares owned through this plan as of December 31, 1994, is as follows for the named officers: Mr. Benefield, 3,916 shares; Mr. Cash, 27,855 shares; Mr. Robinson, 6,887 shares; Mr. Rose, 14,850 shares; and Mr. Yeager, 7,649 shares.

     3/The Company's executive officers have been granted nonqualified stock options under Questar's Stock Option Plan and Long-Term Stock Incentive Plan. The number of shares listed opposite the named officers attributable to vested options as of March 1, 1995, is as follows: Mr. Benefield, 6,625; Mr. Cash, 39,373 shares; Mr. Robinson, 6,625; Mr. Rose, 26,950 shares; and Mr. Yeager, 9,000 shares.

     4/The Company's executive officers acquired restricted shares of Questar's common stock in partial payment of bonuses earned in the 1993 and 1994 bonus plans. The number of restricted shares beneficially owned by each of the named officers as of March 1, 1995, is as follows: Mr. Benefield, 851 shares; Mr. Cash, 4,683 shares; Mr. Robinson, 808 shares; Mr. Rose, 1,928 shares; and Mr. Yeager, 808 shares.

     5/Mr. Cash is the Chairman of the Board of Trustees of the Questar Corporation Educational Foundation and the Questar Corporation Arts Foundation, two nonprofit corporations that own an aggregate of 55,776 shares of Questar's common stock. As the Chairman, Mr. Cash has voting control for such shares, but disclaims any beneficial ownership of them.

     6/Of the total shares reported for Mr. Cash, 3,270 shares are owned jointly with his wife and 4,720 are controlled by him as custodian for his son. Messrs. Leavitt and Yeager own their shares of record with their respective wives.

     7/Messrs. Hawkins, Kadlec, Leavitt, and Michael, as nonemployee voting directors of Questar, have been granted nonqualified stock options to purchase shares of Questar's common stock as follows: Mr. Hawkins, 4,900 shares; Mr. Kadlec, 11,550 shares; Mr. Leavitt, 10,500 shares, and Mr. Michael, 700 shares. These shares are included in the numbers listed opposite their respective names.

     8/Mr. Kadlec's wife owns 200 shares of common stock. Mr. Kadlec has voting control and investment control over such shares. Such shares are included in the shares listed opposite his name.

     9/The total number of shares reported for this group includes vested options to purchase 171,473 shares of Questar's common stock.

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

     As described above, there are significant business relationships between the Company and its affiliates, particularly Wexpro and Questar Pipeline. Questar, the Company's parent, also provides certain administrative services, e.g., personnel, legal, public relations, financial, tax, and audit to the Company and other members of the consolidated group. The costs of performing such services are allocated to the Company. Questar InfoComm, another affiliate, provides data processing and communication services for the Company; the charges for such services are based on cost of service plus a specified return on assets.

     See Note I to the financial statements for additional information concerning transactions between the Company and its affiliates.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)(2) Financial Statements and Financial Statement Schedules. The financial statements identified in the List of Financial Statements are filed as part of this report.

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

 10.8. 1 Mountain Fuel Supply Company Annual Management Incentive Plan as amended and restated effective February 14, 1995.

 10.9.*1 Mountain Fuel Supply Company Window Period Supplemental Executive
         Retirement Plan effective January 24, 1991. (Exhibit No. 10.9. to Form 10-K Annual Report for 1990.)

 10.10.1 Mountain Fuel Supply Company Deferred Compensation Plan for Directors as amended and restated effective April 30, 1991.

 10.11. Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Pipeline Company effective September 1, 1993.

 25.     Power of Attorney.

 27.     Financial Data Schedule.


 *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

 1 Exhibits so marked are management contracts or compensation plans or arrangements.

 (b) Mountain Fuel did not file any Current Reports on Form 8-K during the last quarter of 1994.

ANNUAL REPORT ON FORM 10-K

ITEM 8. ITEM 14 (a) (1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


YEAR ENDED DECEMBER 31, 1994


MOUNTAIN FUEL SUPPLY COMPANY

SALT LAKE CITY, UTAH

FORM 10-K--ITEM 14 (a) (1) and (2)

MOUNTAIN FUEL SUPPLY COMPANY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following financial statements of Mountain Fuel Supply Company are included in Item 8:

Statements of income -- Years ended December 31, 1994, 1993 and
1992

Balance sheets -- December 31, 1994 and 1993

Statements of common shareholder's equity -- Years ended December
31, 1994, 1993 and 1992

Statements of cash flows -- Years ended December 31, 1994, 1993 and
1992

Notes to financial statements

Financial schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors


Board of Directors
Mountain Fuel Supply Company


We have audited the accompanying balance sheets of Mountain Fuel Supply Company as of December 31, 1994 and 1993, and the related statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Fuel Supply Company at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note H to the financial statements, Mountain Fuel
Supply Company changed its method of accounting for postemployment benefits.


ERNST & YOUNG LLP

Salt Lake City, Utah
February 10, 1995, except for Note G
as to which the date is March 5, 1995

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME

<CAPTIION>
                                          Year Ended December 31,
                                              1994        1993        1992
                                          (In Thousands)
REVENUES - Note I                            $378,260    $402,391    $373,047

OPERATING EXPENSES
  Natural gas purchases
    From affiliates - Note I                  132,889     174,401     210,911
    From unaffiliated parties                  77,618      55,738       7,212
      Total natural gas purchases             210,507     230,139     218,123
  Operating and maintenance - Note I           94,094      92,486      79,975
  Depreciation and amortization                24,749      23,244      20,713
  Other taxes                                   9,589      10,013       9,839

    TOTAL OPERATING EXPENSES                  338,939     355,882     328,650

    OPERATING INCOME                           39,321      46,509      44,397

INTEREST AND OTHER INCOME                       7,820       1,692       1,703

DEBT EXPENSE                                  (15,886)    (15,423)    (15,254)

    INCOME BEFORE INCOME TAXES                 31,255      32,778      30,846

INCOME TAXES - Note E                           7,903       7,709       7,451

    NET INCOME                                $23,352     $25,069     $23,395

See notes to financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
BALANCE SHEETS

ASSETS
<TABLE.
[CAPTION]
                                                        December 31,
                                                          1994        1993
                                                        (In Thousands)
[S]                                                     [C]         [C]
CURRENT ASSETS
  Cash and short-term investments - Note D                 $2,529      $2,312
  Accounts receivable                                      47,146      52,540
  Unbilled gas accounts receivable - Note F                26,456      27,313
  Accounts receivable from affiliates                         618       1,815
  Inventories, at lower of average cost or market
    Gas stored underground                                 21,439      20,239
    Materials and supplies                                  3,502       3,733
      Total inventories                                    24,941      23,972
  Prepaid expenses and deposits                             4,279       4,739
    TOTAL CURRENT ASSETS                                  105,969     112,691

PROPERTY, PLANT AND EQUIPMENT
  Production - Note I                                      97,380      98,076
  Distribution                                            551,461     511,105
  General                                                  75,153      83,995
  Construction in progress                                 15,951      16,924
                                                          739,945     710,100
  Less allowances for depreciation and amortization       280,162     267,314
    NET PROPERTY, PLANT AND EQUIPMENT                     459,783     442,786

OTHER ASSETS
  Income taxes recoverable from customers - Note E         10,578      11,576
  Unamortized costs of reacquired debt                     10,584      11,077
  Other                                                     3,361       2,897
    TOTAL OTHER ASSETS                                     24,523      25,550

                                                         $590,275    $581,027
</TABLE.

LIABILITIES AND SHAREHOLDER'S EQUITY

                                                       December 31,
                                                           1994        1993
                                                       (In Thousands)
CURRENT LIABILITIES
  Notes payable to Questar - Notes B and D                $53,500     $57,800
  Accounts payable and accrued expenses
    Accounts payable                                       22,566      27,207
    Accounts payable to affiliates                         11,677      19,010
    Federal income taxes payable                            1,649       1,186
    Other taxes                                                36       5,684
    Accrued interest                                        3,730       3,377
    Other                                                   9,412       8,284
      Total accounts payable and accrued expenses          49,070      64,748
  Purchased-gas adjustments                                17,071      25,727
    TOTAL CURRENT LIABILITIES                             119,641     148,275

LONG-TERM DEBT - Notes B and D                            175,000     158,000

OTHER LIABILITIES
  Unbilled gas revenues - Note F                           20,721      26,489
  Other                                                       562         674
    TOTAL OTHER LIABILITIES                                21,283      27,163

DEFERRED INVESTMENT TAX CREDITS                             7,541       7,941

DEFERRED INCOME TAXES - Note E                             55,025      49,923

COMMITMENTS AND CONTINGENCIES - Note F

REDEEMABLE CUMULATIVE PREFERRED STOCK
  - Notes C and D                                           6,324       7,525

COMMON SHAREHOLDER'S EQUITY
  Common stock - par value $2.50 per share;
    authorized 50,000,000 shares; issued and
    outstanding 9,189,626 shares                           22,974      22,974
  Additional paid-in capital                               41,875      21,875
  Retained earnings                                       140,612     137,351
    TOTAL COMMON SHAREHOLDER'S EQUITY                     205,461     182,200

                                                         $590,275    $581,027

See notes to financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

                                                       Additional
                                             Common     Paid-in     Retained
                                             Stock      Capital     Earnings
                                             (In Thousands)
Balances at January 1, 1992                   $22,974     $21,875    $126,382
  1992 net income                                                      23,395
  Payment of dividends
    Preferred stock                                                      (800)
    Common stock                                                      (18,000)
Balances at December 31, 1992                  22,974      21,875     130,977
  1993 net income                                                      25,069
  Payment of dividends
    Preferred stock                                                      (695)
    Common stock                                                      (18,000)
Balances at December 31, 1993                  22,974      21,875     137,351
  Capital contribution                                     20,000
  1994 net income                                                      23,352
  Payment of dividends
    Preferred stock                                                      (591)
    Common stock                                                      (19,500)
Balances at December 31, 1994                 $22,974     $41,875    $140,612

See notes to financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF CASH FLOWS

                                           Year Ended December 31,
                                              1994        1993        1992
                                           (In Thousand)
OPERATING ACTIVITIES
  Net income                                  $23,352     $25,069     $23,395
  Depreciation and amortization                27,337      25,492      22,922
  Deferred income taxes                         5,102      (1,906)      2,973
  Deferred investment tax credits                (400)       (412)       (453)
                                               55,391      48,243      48,837
  Changes in operating assets
    and liabilities
    Accounts receivable                         7,448          38       5,045
    Inventories                                  (969)    (20,869)        903
    Prepaid expenses and deposits                 460         336        (888)
    Accounts payable and accrued expenses     (16,141)     10,668      (5,581)
    Federal income taxes                          463       1,706         525
    Purchased-gas adjustments                  (8,656)      4,686       4,586
    Other                                      (4,853)     (7,669)     (2,827)
    Net cash provided from
      operating activities                     33,143      37,139      50,600

INVESTING ACTIVITIES
  Capital expenditures                        (53,816)    (50,658)    (55,721)
  Proceeds from disposition and transfer
    of property, plant and equipment            9,482         991         915
    Cash used in investing activities         (44,334)    (49,667)    (54,806)

FINANCING ACTIVITIES
  Capital contribution                         20,000
  Redemption of preferred stock                (1,201)     (1,201)     (1,229)
  Issuance of long-term debt                   17,000      91,000      67,000
  Redemption of long-term debt                            (99,126)    (49,827)
  Change in notes payable to Questar           (4,300)     38,900       5,900
  Payment of dividends                        (20,091)    (18,695)    (18,800)
    Cash provided from financing
     activities                                11,408      10,878       3,044
    Change in cash and short-term
     investments                                  217      (1,650)     (1,162)
Beginning cash and short-term investments       2,312       3,962       5,124

  Ending cash and short-term investments       $2,529      $2,312      $3,962

NONCASH TRANSACTION
  Recording of unbilled revenues                          $27,313

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

Revenue Recognition:   Revenues are recognized in the period that
services are provided or products are delivered.   In 1993,
Mountain Fuel began accruing gas distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. Mountain Fuel periodically collect revenues subject to possible refunds pending final orders from regulatory agencies. In these situations the Company establishes reserves for revenues collected subject to refund.

Purchased-Gas Adjustments: Mountain Fuel accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and PSCW whereby purchased-gas costs that are different from those provided for in the present rates are accumulated and recovered or credited through future rate changes.

Credit Risk: The Company's primary market area is the Rocky Mountain region of the United States. The Company's exposure to credit risk may be impacted by the concentration of customers in this region due to changes in economic or other conditions. The Company's customers include individuals and numerous industries that may be affected differently by changing conditions. The Company believes that it has adequately reserved for expected credit-related losses and that the carrying amount of trade receivables approximates fair value.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. The provision for depreciation and amortization is based upon rates which will amortize costs of assets over their estimated useful lives. The costs of natural gas distribution property, plant and equipment, excluding gas wells, are amortized using the straight-line method. The costs of gas wells were amortized using the unit-of-production method at $.17 per Mcf of natural gas production during 1994.

Income Taxes: On January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109. The deferred tax balances represent the temporary differences between book and taxable income multiplied by the effective income tax rates. These temporary differences relate primarily to depreciation, unbilled revenues and purchased-gas adjustments. The Company uses the deferral method to account for investment tax credits as required by regulatory commissions.

Reacquisition of Debt: Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the life of the replacement debt in order to match regulatory treatment.

Allowance for Funds Used During Construction: The Company capitalizes the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities. This amounted to $397,000 in 1994, $528,000 in 1993 and $588,000 in 1992.

Cash and Short-Term Investments: Short-term investments consist principally of Euro-time deposits and repurchase agreements with maturities of three months or less.

Note B - Debt

The Company has a short-term line-of-credit arrangement with a bank under which it may borrow up to $500,000, below the prime interest rate. The arrangements are renewable on an annual basis. At December 31, 1994, no amounts were borrowed under this arrangement. Questar loans funds to the Company under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $53,500,000 with an interest rate of 6.11% at December 31, 1994. Outstanding short-term notes payable to Questar totaled $57,800,000 with an interest rate of 3.59% at December 31, 1993.

Mountain Fuel's long-term debt consists of medium-term notes with interest rates ranging from 7.19% to 8.43%, due 2007 to 2024. The balances at December 31 were $175 million in 1994 and $158 million in 1993. During the second quarter of 1994 Mountain Fuel issued $17 million of 30-year notes at an 8.12% interest rate. Mountain Fuel used proceeds from these notes for capital expenditures and operations.

There are no maturities of long-term debt for the five years following December 31, 1994 nor long-term debt provisions restricting the payment of dividends. Cash paid for interest was $15,290,000 in 1994, $14,698,000 in 1993 and $15,970,000 in 1992.

Note C - Redeemable Cumulative Preferred Stock

Mountain Fuel has authorized 4,000,000 shares of nonvoting redeemable cumulative preferred stock with no par value. The two current outstanding issues of stock have a stated and redemption value of $100 per share.

                                             8% Series   $8.625 Series
                                             (In Thousands)
Balance at January 1, 1992                     $5,155      $4,800
1992 redemption of stock                          (29)     (1,200)
1993 redemption of stock                           (1)     (1,200)
1994 redemption of stock                           (1)     (1,200)
Balance at December 31, 1994                   $5,124      $1,200

Redemption requirements for the five years following December 31, 1994, are as follows:

                                          (In Thousands)

    1995                                         $685
    1996                                          780
    1997                                          180
    1998                                          180
    1999                                          180

Note D - Financial Instruments

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                          December 31, 1994       December 31, 1993
                                            Carrying   Estimated    Carrying   Estimated
                                             Amount    Fair Value    Amount    Fair Value
                                                      (In Thousands)
Financial assets
    Cash and short-term investments            $2,529      $2,529      $2,312      $2,312
Financial liabilities
    Short-term loans                           53,500      53,500      57,800      57,800
    Long-term-debt                            175,000     163,952     158,000     175,825
    Redeemable cumulative preferred stock       6,324       6,377       7,525       7,654

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments - the carrying amount approximates fair value; (2) Short-term loans - the carrying amount approximates fair value; (3) Long-term debt - the fair value of the medium-term notes is based on the discounted present value of cash flows using the Company's current borrowing rates; (4) Redeemable cumulative preferred stock - the fair value is based on the discounted present value of cash flows using current preferred stock rates. Fair value is calculated at a point in time and does not represent what the Company would pay to retire the debt securities.

Note E - Income Taxes

The Company's operations are consolidated with those of Questar and its subsidiaries for income tax purposes. The income tax arrangement between Mountain Fuel and Questar provides that amounts paid to or received from Questar are substantially the same as would be paid or received by the Company if it filed a separate return. Mountain Fuel also receives payment for tax benefits used in the consolidated tax return even if such benefits would not have been usable had the Company filed a separate return.

Mountain Fuel records cumulative increases in deferred taxes as income taxes recoverable from customers. The Company has adopted procedures with its regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis.

The components of income taxes were as follows:

<CAPTIO>
                                             Year Ended December 31,
                                              1994        1993        1992
                                              (In Thousands)
Federal
  Current                                      $2,717      $9,301      $4,037
  Deferred                                      4,527      (2,739)      2,581
State
  Current                                         484       1,428         894
  Deferred                                        575         131         392
Deferred investment tax credits                  (400)       (412)       (453)
                                               $7,903      $7,709      $7,451

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate to income before income taxes is explained as follows:

                                             Year Ended December 31,
                                              1994        1993        1992
                                             (In Thousands)
Income before income taxes                    $31,255     $32,778     $30,846

Federal income taxes at statutory rate        $10,939     $11,472     $10,488
State income taxes, net of federal income
    tax benefit                                   890       1,059         849
Tight-sands gas production credits             (4,670)     (5,463)     (4,281)
Investment tax credits                           (400)       (412)       (453)
Deferred taxes related to regulated assets
 for which deferred taxes were not
   provided in prior years                        921         921         921
Other                                             223         132         (73)
    Income tax expense                         $7,903      $7,709      $7,451

Effective income tax rate                        25.3%       23.5%       24.2%

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                             December 31,
                                              1994        1993
                                             (In Thousands)
Deferred tax liabilities
  Property, plant and equipment               $70,496     $67,530
  Unamortized debt reacquisition costs          4,022       4,211
  Pension costs                                   360       1,242
  Income taxes recoverable from customers       3,430       4,428
  Other                                         3,023       3,347
    Total deferred tax liabilities             81,331      80,758
Deferred tax assets
  Purchased-gas adjustments                     8,486      11,477
  Unbilled revenues                             7,574       9,780
  Deferred investment tax credits               2,874       3,274
  Alternative minimum tax and production
    credit carryovers                           5,701       4,035
  Other                                         1,671       2,269
    Total deferred tax assets                  26,306      30,835
       Net deferred tax liabilities           $55,025     $49,923

Cash paid for income taxes was $6,404,000 in 1994, $8,631,000 in 1993 and $6,805,000 in 1992.

Note F - Rate Matters, Litigation and Commitments

The PSCU issued a rate order in January 1994 granting Mountain Fuel a $1.6 million decrease in general rates and a $2.1 million increase in costs allowed through the purchase-gas adjustment account for a net increase in rates of $500,000. The PSCU allowed a return on equity of 11%, required Mountain Fuel to reduce rates over a five-year period for unbilled revenues, and disallowed rate coverage for certain incentive compensation and advertising costs. Mountain Fuel requested rehearing of the PSCU's decision regarding return on equity and unbilled revenues. In a ruling issued December 1, 1994, the PSCU reaffirmed its position on the allowed return on equity and the treatment of unbilled revenues.

In 1993 Mountain Fuel began accruing revenues for gas delivered to residential and commercial customers but not billed at the end of the year. The impact of these accruals on the income statement has been deferred and is being recognized at the rate of $2,011,000 per year over a five-year period beginning in 1994 in accordance with a rate order received from the PSCU. This rate order also reduces customer rates by $2,011,000 per year over the same five-year period. In addition, Mountain Fuel recorded other income of $5,589,000 for a one-time reduction of gas costs associated with these unbilled revenues. This transaction added about $3.5 million to net income in 1994.

Each year Mountain Fuel purchases significant quantities of natural gas under numerous gas- purchase contracts with varying terms and conditions. Purchases under these agreements totalled $73,682,000 in 1994, $85,909,000 in 1993 and $104,032,000 in 1992. Some of the
agreements have terms that obligate Mountain Fuel to purchase specific quantities on a periodic basis into the future, while a few contracts have take-or-pay provisions that obligate Mountain Fuel to take delivery of a minimum amount of gas on an annual basis.

Projected natural gas purchase commitments for the next five years are reported in the table below. These commitments are based upon current market conditions. Future changes will occur as a result of negotiations with suppliers and changes in market conditions.


                                          (In Millions)

    1995                                    $24.4
    1996                                      9.6
    1997                                      5.4
    1998                                      3.3
    1999                                      3.1

The Company has received notice that it may be partially liable in several environmental clean-up actions on sites that involve numerous other parties. Management believes that the Company's responsibility for remediation will be minor and that any potential liability will not be significant to the results of operations or its financial position.

Mountain Fuel is responsible for a judgment in a lawsuit involving the Company, Questar Pipeline and a gas producer. In March 1994, a jury awarded the gas producer damages of approximately $6.3 million on claims involving take-or-pay, tax reimbursement and breach of contract. Mountain Fuel expects that the judgment will be included in its gas balancing account and recovered through customer rates. The judgment is not expected to have a significant impact on the Company's results of operations, financial position or liquidity.

There are various legal proceedings against the Company. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Note G - Subsequent Event

Mountain Fuel filed a general rate case in the State of Utah on March 3, 1995 requesting a $9.6 million increase in revenues, a 12.5% return on equity and a weather normalization adjustment
mechanism.   Management believes the rate increase is necessary to
secure an appropriate allowed rate of return and to recover the costs of record customer growth. Mountain Fuel believes the proposed weather adjustment mechanism would benefit customers, whose bills would be less variable, and the Company, which would have more stability in its revenues.

Note H - Employee Benefits

Substantially all Company employees are covered by Questar's defined benefit pension plan. Benefits are generally based on years of service and the employee's 36-month period of highest earnings during the ten years preceding retirement. It is Questar's policy to make contributions to the plan at least sufficient to meet the minimum funding requirements of applicable laws and regulations. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. Pension cost was $2,962,000 in 1994, $3,251,000 in 1993 and $2,991,000 in 1992.

Mountain Fuel's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 1994, Questar's fair value of plan assets exceeded the accumulated benefit obligation.

The Company participates in Questar's Employee Investment Plan, which allows the majority of employees to purchase Questar stock or other investments with payroll deductions. The Company makes contributions to the plan of approximately 75% of the employee's purchases. The Company's expense and contribution to the plan was $1,274,000 in 1994, $1,167,000 in 1993 and $1,194,000 in 1992.

The Company participates in a Questar program that pays a portion of the health-care costs and all the life insurance costs for retired employees. Questar's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, corporate and U.S. government debt obligations, and insurance company general accounts.

The Company adopted the provisions of SFAS No. 106 on Employer's Accounting for Postretirement Benefits Other than Pensions effective January 1, 1993. This statement requires the Company to expense the costs of postretirement benefits, principally health-care benefits, over the service life of employees using an accrual method. Questar is amortizing the transition obligation over a 20-year period. Total costs of postretirement benefits other than pensions under SFAS No. 106 was $3,584,000 in 1994 and $3,350,000 in 1993 compared with the cost based on cash payments to retirees totaling $876,000 in 1992.

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

The Company adopted SFAS No.112, Accounting for Postemployment Benefits, on January 1, 1994, by establishing a liability of $1,538,000 offset by a regulatory asset. This statement requires the Company to recognize the net present value of the liability for postemployment benefits, such as long-term disability benefits and health care and life insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. SFAS No.112 requires the Company to accrue both current and future costs which formerly had been recorded when cash was paid. By December 1994 the total liability had dropped from $1,538,000 to $1,039,000 as a result of designating Medicare as the primary health care provider and increasing the discount rate from 7% to 8.5%. At year-end 1994, Mountain Fuel expensed SFAS No. 112 costs previously recorded as a regulatory asset.

Note I - Related Party Transactions

The Company receives a portion of Wexpro's income from oil operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues, was $3,391,000 in 1994, $1,028,000 in 1993 and $3,389,000 in 1992.

The Company paid Wexpro for the operation of Company-owned gas properties. These costs are included in natural gas purchases and amounted to $57,870,000 in 1994, $49,595,000 in 1993 and
$43,324,000 in 1992.

Mountain Fuel purchased gas from Questar Pipeline amounting to $81,813,000 in 1993 and $135,779,000 in 1992. The Company did not
purchase gas from Questar Pipeline subsequent to September 1, 1993 when Questar Pipeline began operating in accordance with FERC Order No. 636. Also included in natural gas purchases are amounts paid to Questar Pipeline for the transportation, storage and gathering of Company-owned gas and purchased gas. These costs were $70,945,000 in 1994, $38,862,000 in 1993 and $31,808,000 in 1992.
Mountain Fuel began paying for storage as a separate service subsequent to the implementation of FERC Order No. 636.

Mountain Fuel has reserved transportation capacity on Questar Pipeline's system of approximately 800,000 decatherms per day and pays an annual demand charge of approximately $46.3 million for this reservation. Mountain Fuel releases excess capacity to its industrial transportation or other customers and receives a credit from Questar Pipeline for the released-capacity revenues and a portion of Questar Pipeline's interruptible-transportation revenues.

Questar InfoComm Inc. is an affiliated company that provides data processing and communication services to Mountain Fuel. The
Company paid Questar InfoComm $15,996,000 in 1994, $14,847,000 in
1993 and $12,437,000 in 1992.

Questar charges Mountain Fuel for certain administrative functions amounting to $5,814,000 in 1994, $5,609,000 in 1993 and $5,517,000
in 1992. These costs are included in operating and maintenance expenses and are allocated based on each affiliated company's proportional share of revenues less gas costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

The Company received interest income from affiliated companies of $225,000 in 1994, $327,000 in 1993, and $740,000 in 1992. The
Company had debt expense to affiliated companies of $134,000 in 1994, $21,000 in 1993, and $39,000 in 1992.

Note J - Oil and Gas Producing Activities (Unaudited)

The following information discusses the Company's oil and gas producing activities. All of the properties are cost-of-service properties with the return on investment established by state regulatory agencies. Mountain Fuel has not incurred any costs for oil and gas producing activities for the three years ended December 31, 1993. Wexpro develops and produces gas reserves owned by the Company. See Note I for the amounts paid by Mountain Fuel to Wexpro.

Estimated Quantities of Proved Oil and Gas Reserves: The following estimates were made by Questar's reservoir engineers. Reserve estimates are based on a complex and highly interpretive process which is subject to continuous revision as additional production and development drilling information becomes available. The quantities are based on existing economic and operating conditions using current prices and operating costs. All oil and gas reserves reported are located in the United States. Mountain Fuel does not have any long-term supply contracts with foreign governments or reserves of equity investees. No estimates are available for proved undeveloped reserves that may exist.

                                          Natural Gas     Oil
                                          (In Million (In Thousands
                                          Cubic Feet) of Barrels)
  Proved Developed Reserves
    Balance at January 1, 1992                379,771         814
      Revisions of estimates                    5,891          68
      Extensions and discoveries               43,682           5
      Sale of reserves in place                   (34)
      Production                              (29,699)       (100)
    Balance at December 31, 1992              399,611         787
      Revisions of estimates                   (1,158)         57
      Extensions and discoveries               65,293           9
      Production                              (35,508)        (81)
    Balance at December 31, 1993              428,238         772
      Revisions of estimates                     (576)        (13)
      Extensions and discoveries               26,085          13
      Production                              (37,435)        (65)
    Balance at December 31, 1994              416,312         707

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1995.

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


  /s/ D. N. Rose                   President and Chief Executive
  D. N. Rose                       Officer;  Director (Principal
                                   Executive Officer)


  /s/ W. F. Edwards                Vice President and Chief
  W. F. Edwards                    Financial Officer (Principal
                                   Financial Officer)


  /s/ G. H. Robinson               Vice President and Controller
  G. H. Robinson                   (Principal Accounting Officer)


*Robert H. Bischoff                Director
*R. D. Cash                        Chairman of the Board
*W. Whitley Hawkins                Director
*Robert E. Kadlec                  Director
*Dixie L. Leavitt                  Director
*Gary G. Michael                   Director
*D. N. Rose                        Director



March 28, 1995                     *By  /s/ D. N. Rose
  Date                                  D. N. Rose, Attorney in
                                        Fact

                               EXHIBIT INDEX

Exhibit
Number   Exhibit

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

          10.8. 1 Mountain Fuel Supply Company Annual Management Incentive Plan as amended and restated effective February 14, 1995.

          10.9.* 1   Mountain Fuel Supply Company Window Period
                     Supplemental Executive Retirement Plan effective January 24, 1991. (Exhibit No. 10.9. to Form 10-K Annual Report for 1990.)

          10.10. 1 Mountain Fuel Supply Company Deferred Compensation Plan for Directors as amended and restated effective April 30, 1991.

          10.11. Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Pipeline Company effective September 1, 1993.

          25.        Power of Attorney.

          27.        Financial Data Schedule.


          *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

          1 Exhibits so marked are management contracts or compensation plans or arrangements.