Form 10-Q
period 1995-03-31
MOUNTAIN FUEL SUPPLY CO
filed 1995-05-12
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

                Class                      Outstanding as of April 30, 1995
Common Stock, $2.50 par value                     9,189,626 shares

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                    3 Months Ended          12 Months Ended
                                     March 31,               March 31,
                                      1995        1994        1995       1994
                                    (In Thousands)
REVENUES                             $140,815    $149,015    $370,060   $373,423

OPERATING EXPENSES
  Natural gas purchases                81,345      88,029     203,823    209,148
  Operating and maintenance            24,763      23,741      95,116     92,937
  Depreciation                          6,873       5,959      25,663     23,634
  Other taxes                           3,357       3,510       9,436     10,153
    TOTAL OPERATING EXPENSES          116,338     121,239     334,038    335,872

    OPERATING INCOME                   24,477      27,776      36,022     37,551

INTEREST AND OTHER INCOME                 701         633       7,888      2,096

DEBT EXPENSE                           (4,167)     (4,221)    (15,832)   (15,690)

    INCOME BEFORE INCOME TAXES         21,011      24,188      28,078     23,957

INCOME TAXES                            7,950       9,090       6,763      4,255

    NET INCOME                        $13,061     $15,098     $21,315    $19,702

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                    March 31,              December 31,
                                      1995        1994        1994
                                    (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                  $1,118      $2,529
  Accounts receivable                 $69,993      77,111      74,220
  Inventories                          21,769      15,738      24,941
  Other current assets                  4,463       4,276       4,279
    Total current assets               96,225      98,243     105,969

Property, plant and equipment         745,361     716,122     739,945
Less allowances for depreciation      287,332     273,527     280,162
    Net property, plant and
      equipment                       458,029     442,595     459,783

Other assets                           22,327      25,264      24,523

                                     $576,581    $566,102    $590,275

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                      $1,539
  Notes payable to Questar
    Corporation                        12,300     $27,300     $53,500
  Accounts payable and
    accrued expenses                   54,892      60,622      49,070
  Purchased-gas adjustments            37,082      42,468      17,071
    Total current liabilities         105,813     130,390     119,641

Long-term debt                        175,000     158,000     175,000
Other liabilities and
  deferred credits                     21,296      26,525      21,283
Deferred income taxes and
  investment tax credits               54,754      51,394      62,566
Redeemable cumulative
  preferred stock                       6,324       7,524       6,324
Common shareholder's equity
  Common stock                         22,974      22,974      22,974
  Additional paid-in capital           41,875      21,875      41,875
  Retained earnings                   148,545     147,420     140,612
    Total common shareholder's
       equity                         213,394     192,269     205,461

                                     $576,581    $566,102    $590,275

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                3 Months Ended
                                                March 31,
                                                  1995        1994
                                                (In Thousands)
OPERATING ACTIVITIES
  Net income                                      $13,061     $15,098
  Depreciation                                      7,504       6,524
  Deferred income taxes and investment
    investment tax credits                         (7,812)     (6,470)
                                                   12,753      15,152
  Change in operating assets and
    liabilities                                    35,257      25,517
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                     48,010      40,669

INVESTING ACTIVITIES
  Capital expenditures                             (6,843)     (6,244)
  Proceeds from (costs of) disposition of
     property, plant and equipment                  1,093         (89)
        CASH USED IN INVESTING
          ACTIVITIES                               (5,750)     (6,333)

FINANCING ACTIVITIES
  Redemption of preferred stock                                    (1)
  Decrease in notes payable
     to Questar Corporation                       (41,200)    (30,500)
  Checks outstanding in excess of
    cash balances                                   1,539
  Payment of dividends                             (5,128)     (5,029)
        CASH USED IN FINANCING
          ACTIVITIES                              (44,789)    (35,530)
        CHANGE IN CASH AND
          SHORT-TERM INVESTMENTS                  ($2,529)    ($1,194)

MOUNTAIN FUEL SUPPLY COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 1995
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

MOUNTAIN FUEL SUPPLY COMPANY
MANAGEMENT'S ANALYSIS
March 31, 1995

Operating Results --

Following is a summary of operating information for the Company:

                                      3 Months Ended          12 Months Ended
                                      March 31,               March 31,
                                      1995        1994        1995       1994
Natural gas volumes (in thousands of
  decatherms)
    Residential and commercial
       sales                           29,578      30,138      73,673     73,074
    Industrial sales                    3,185       2,217       9,850      6,993
    Transportation for industrial
      customers                        17,609      13,271      55,720     49,362
      Total deliveries                 50,372      45,626     139,243    129,429
  Natural gas revenue (per decatherm)
    Residential and commercial          $4.31       $4.54       $4.35      $4.53
    Industrial sales                     2.59        3.23        2.59       3.11
    Transportation for industrial
      customers                          0.10        0.12        0.10       0.12
  Heating degree days
    Actual                              2,217       2,307       5,200      5,213
    Normal                              2,743       2,743       5,801      5,583
       Warmer than normal                  19%         16%         10%         7%
  Number of customers at end of
    period                            575,424     553,507

Temperatures were 19% warmer than normal in the first quarter of 1995 and 4% warmer than temperatures reported in the first quarter of 1994. This resulted in a 2% decrease in natural gas volumes sold to residential and commercial customers. The effect of warmer weather was partially offset by a 4.0% increase in the number of customers. Revenue from the sale of natural gas to residential and commercial customers was $9,344,000 lower in the 1995 quarter.

Volumes delivered to industrial customers increased 34% in the first quarter of 1995 compared with the same quarter of 1994 resulting in $1,189,000 more revenues. Natural gas demand was higher for customers in the metals, electric generation and chemical industries. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Mountain Fuel filed a general rate case in the state of Utah on March 3, 1995 requesting a $9.6 million increase in revenues and a 12.5% return on equity based on a $372 million rate base and a future test year. Management believes the rate increase is necessary to secure an appropriate allowed rate of return and to recover the costs of record customer growth.

The Public Service Commission of Utah subsequently ruled that a future test year was inappropriate and ordered Mountain Fuel to adjust its rate case accordingly. On April 13, 1995, Mountain Fuel submitted a compliance filing showing an $11.4 million increase in revenues based on a 1994 historical test year with a $354 million rate base and a 12.5% return on equity.

Mountain Fuel's plans to consolidate and restructure operations continue. Of the 169 eligible employees 109 accepted the Company's offer of an early retirement effective April 30, 1995. The labor savings are expected to exceed the costs of the early retirement program. Mountain Fuel is proceeding with plans to close four regional offices and reduce functions at six other offices. Mountain Fuel predicts that its investment in customer information system technology will enable it to increase its efficiency in serving customers with fewer employees and offices.

Mountain Fuel's natural gas purchases were lower in the 3- and 12-month periods of 1995 compared with the same periods of 1994 primarily due to lower natural gas purchase prices. The lower gas purchase prices were reflected in semiannual gas cost adjustments filed in February each year, which included gas costs of $2.46 per decatherm in 1995 compared with $2.69 in 1994. Operating and maintenance expenses were slightly higher in the 1995 periods because of the costs of serving more customers and inflation. Depreciation expense was 15% higher in the first quarter of 1995 and 9% higher in the 12-month period ended March 31, 1995 when compared to the same periods in the prior year as a result of increased production of cost-of-service gas reserves, a 6% increase in the unit-of-production depreciation rate and capital spending.

Interest and other income for the 12-month period ended March 31, 1995 includes a $5,589,000 one-time reduction of gas costs recorded in the fourth quarter of 1994.

The effective income tax rate was 37.8% in the first quarter of 1995, compared with 37.6% in the first quarter of 1994. The Company recognized $902,000 of tight-sands gas-production credits in the first quarter of 1995 and $999,000 in the first quarter of 1994.

Liquidity and Capital Resources -

Operating Activities:

Net cash provided from operating activities was $48,010,000 in the first three months of 1995 compared with $40,669,000 for the same period of 1994. The increase was due to lower gas costs partially offset by lower net income.

Investing Activities:

Capital expenditures were $6,843,000 in the first three months of 1995, compared with $6,244,000 in the corresponding 1994 period. Capital expenditures for calendar year 1995 are estimated at $50,000,000.

Financing Activities:

Financing activities in the first quarters of 1995 and 1994 largely included repayment of loans to Questar Corporation from net cash provided from operations. 1995 capital expenditures will be financed from cash flow from operations and borrowings from Questar Corporation.

The Company has short-term line-of-credit arrangements with banks totaling $500,000. In addition, its parent company loans funds to the Company under a short-term borrowing arrangement. As of March 31, Mountain Fuel had loans outstanding of $12,300,000 in 1995 and $27,300,000 in 1994 payable to Questar Corporation. No amounts were borrowed under the short-term line-of-credit arrangement at March 31, 1995.

                                  PART II

                             OTHER INFORMATION


Item 1.  Legal Proceedings.

     On April 13, 1995, Mountain Fuel Supply Company (Mountain Fuel or the Company) made a "compliance" filing in its general rate case application before the Public Service Commission of Utah (the PSCU). The Company made this filing in response to the PSCU's order issued April 10, 1995, requiring Mountain Fuel to use a historic, rather than a future, test year. The compliance filing reflects an annualized revenue deficiency of $11,389,000, compared to $9,559,000 in the original application, and a 1994 average rate base of $354,006,000, compared to the 1995 average rate base of $372,134,000. (The increase in the revenue deficiency reflected in Mountain Fuel's compliance filing is primarily attributable to the labor cost savings to be realized in 1995 as a result of the Company's organizational restructuring and early retirement program, which were reflected in Mountain Fuel's original application.) The Company, in its compliance filing, did not modify its earlier requests for a return on equity of 12.5 percent and regulatory approval of a new weather normalization adjustment mechanism.

     Public hearings to consider Mountain Fuel's general rate case application are scheduled to begin on August 9, 1995.

Item 5.  Other Information.

     Mountain Fuel's enhanced retirement offer was accepted by 109 employees who retired on or before April 30, 1995. The Company does not expect to hire new employees to replace the employees who elected to take advantage of the offer and does expect its total workforce to decrease from 1486 (at year end
1994) to approximately 1375.

     The Company is consolidating some customer service functions such as dispatching, telephone service, sales, and engineering and currently plans to phase out or significantly reduce the size of 10 customer service offices in Utah and Wyoming.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MOUNTAIN FUEL SUPPLY COMPANY
                                   (Registrant)



May 12, 1995                    /s/ D. N. Rose
    (Date)                      D. N. Rose
                                President and Chief
                                Executive Officer



May 12, 1995                    /s/ W. F. Edwards
    (Date)                      W. F. Edwards
                                Vice President and Chief
                                Financial Officer