Form 10-Q
period 1995-06-30
MOUNTAIN FUEL SUPPLY CO
filed 1995-08-14
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1995

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


Registrant's telephone number, including area code:(801) 534-5555


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

                Class             Outstanding as of July 31, 1995
Common Stock, $2.50 par value           9,189,626 shares

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                  3 Months Ended          6 Months Ended          12 Months Ended
                                    June 30,                June 30,                June 30,
                                      1995        1994        1995        1994        1995        1994
                                  (In Thousands)
REVENUES                              $67,296     $54,885    $208,111    $203,900    $382,471    $357,231

OPERATING EXPENSES
  Natural gas purchases                33,930      26,550     115,275     114,579     211,203     197,762
  Operating and maintenance            23,807      23,985      48,570      47,726      94,938      94,556
  Depreciation                          5,924       6,168      12,797      12,127      25,419      24,458
  Other taxes                           2,821       3,177       6,178       6,687       9,080      10,339
    TOTAL OPERATING EXPENSES           66,482      59,880     182,820     181,119     340,640     327,115

    OPERATING INCOME (LOSS)               814      (4,995)     25,291      22,781      41,831      30,116

INTEREST AND OTHER INCOME               1,019         643       1,720       1,276       8,264       2,467

DEBT EXPENSE                           (3,992)     (3,732)     (8,159)     (7,953)    (16,092)    (15,658)

    INCOME (LOSS) BEFORE
      INCOME TAXES                     (2,159)     (8,084)     18,852      16,104      34,003      16,925

INCOME TAXES (CREDIT)                  (2,311)     (4,235)      5,639       4,855       8,687       3,222

    NET INCOME (LOSS)                    $152     ($3,849)    $13,213     $11,249     $25,316     $13,703

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                    June 30,              December 31,
                                      1995        1994        1994
                                  (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                  $1,347      $2,529
  Accounts receivable                 $40,315      38,622      74,220
  Inventories                          19,590      18,249      24,941
  Other current assets                  5,026       4,734       4,279
    Total current assets               64,931      62,952     105,969

Property, plant and equipment         755,633     727,672     739,945
Less allowances for depreciation      293,512     278,793     280,162
    Net property, plant and
      equipment                       462,121     448,879     459,783

Other assets                           22,375      25,211      24,523

                                     $549,427    $537,042    $590,275

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                      $2,406
  Notes payable to Questar
    Corporation                         8,400     $16,900     $53,500
  Accounts payable and accrued
    expenses                           38,052      42,833      49,070
  Purchased-gas adjustments            32,372      26,106      17,071
    Total current liabilities          81,230      85,839     119,641

Long-term debt                        175,000     175,000     175,000
Other liabilities and deferred
  credits                              21,126      27,110      21,283
Deferred income taxes and
  investment tax credits               57,436      58,178      62,566
Redeemable cumulative
  preferred stock                       6,218       7,524       6,324
Common shareholder's equity
  Common stock                         22,974      22,974      22,974
  Additional paid-in capital           41,875      21,875      41,875
  Retained earnings                   143,568     138,542     140,612
    Total common shareholder's
      equity                          208,417     183,391     205,461

                                     $549,427    $537,042    $590,275

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              6 Months Ended
                                                June 30,
                                                  1995        1994
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                      $13,213     $11,249
  Depreciation                                     14,132      13,323
  Deferred income taxes and investment
    tax credits                                    (5,130)        314
                                                   22,215      24,886
  Change in operating assets and
    liabilities                                    44,783      27,524
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                     66,998      52,410

INVESTING ACTIVITIES
  Capital expenditures                            (16,952)    (19,075)
   Proceeds from (costs of) the
   deposition of property, plant
    and equipment                                     482        (341)
        CASH USED IN INVESTING
              ACTIVITIES                          (16,470)    (19,416)

FINANCING ACTIVITIES
  Issuance of long-term debt                                   17,000
  Redemption of preferred stock                      (106)         (1)
  Decrease in notes payable
     to Questar Corporation                       (45,100)    (40,900)
  Checks outstanding in excess
    of cash balances                                2,406
  Payment of dividends                            (10,257)    (10,058)
        CASH USED IN FINANCING
             ACTIVITIES                           (53,057)    (33,959)
        DECREASE IN CASH AND
            SHORT-TERM INVESTMENTS                ($2,529)      ($965)

MOUNTAIN FUEL SUPPLY COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 1995
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-and six-month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

MOUNTAIN FUEL SUPPLY COMPANY
MANAGEMENT'S ANALYSIS
June 30, 1995

Operating Results --

Following is a summary of operating information for the Company:

                                  3 Months Ended          6 Months Ended          12 Months Ended
                                    June 30,                June 30,                June 30,
                                      1995        1994        1995        1994        1995        1994

Natural gas volumes (in thousands of
  decatherms)
    Residential and commercial sales   13,935       9,768      43,513      39,906      77,840      68,840
    Industrial sales                    2,068       1,692       5,253       3,909      10,226       7,321
    Transportation for industrial
      customers                        13,952      10,020      31,561      23,291      59,652      47,558
      Total deliveries                 29,955      21,480      80,327      67,106     147,718     123,719

  Natural gas revenue (per decatherm)
    Residential and commercial          $3.97       $4.55       $4.20       $4.54       $4.25       $4.55
    Industrial sales                     2.49        2.65        2.55        2.98        2.56        3.01
    Transportation for industrial
      customers                          0.10        0.12        0.10        0.12        0.10        0.11
  Heating degree days
    Actual                                895         523       3,112       2,830       5,272       4,786
    Normal                                741         741       3,484       3,484       5,801       5,282
       Colder (warmer) than normal         21%      (29%)       (11%)       (19%)        (4%)        (9%)
  Number of customers at end of
    period                            575,450     553,350

Revenues were higher in the 1995 periods when compared with the 1994 periods because of colder temperatures, a 4% increase in the number of customers, and increased sales and transportation to industrial customers. The colder temperatures, although warmer than normal for the 6- and 12-month periods ended June 30, 1995, caused an increase in the volumes of gas sold to residential and commercial customers, primarily for space heating purposes.

Volumes delivered to industrial customers increased 35% in the first half of 1995 compared with the same period of 1994 resulting in $2,019,000 more revenues. Natural gas demand was higher for customers in the metals, chemical and electric generation industries. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Mountain Fuel's natural gas purchases were higher in the 1995 periods when compared to the 1994 periods because increased volumes sold more than offset the effect of lower gas prices. Operating and maintenance expenses were 1% lower in the second quarter of 1995 compared to the second quarter of 1994 primarily due to lower labor costs as a result of an early retirement program. Operating and maintenance expenses were 2% higher in the first half of 1995 compared to the same period in 1994 because of the costs of serving more customers and inflation more than offset lower labor cost savings from the early retirement program, which occurred April 30, 1995.

Depreciation expense was 4% lower in the second quarter of 1995 because lower production of cost-of-service gas reserves reduced depreciation expense enough to offset the added depreciation from increased capital spending. Depreciation expense was higher in the 6- and 12-month periods of 1995 when compared to the same periods in the prior year as a result of increased production of cost-of-service gas reserves and capital spending.

Interest and other income increased in the 3- and 6-month periods of 1995 as a result of a carrying charge earned on an increasing volume of stored gas. Interest and other income for the 12-month period ended June 30, 1995 includes a $5,589,000 one-time reduction of gas costs recorded in the fourth quarter of 1994.

The effective income tax rate was 29.9% for the first half of 1995, compared with 30.1% for the first half of 1994. The effective income tax rate was lower than the statutory income tax rate because of income tax credits. The Company recognized $2,258,000 of tight-sands gas-production credits in the first half of 1995 and $2,049,000 in the first half of 1994.

On August 11, 1995, the Public Service Commission of Utah approved a settlement of Mountain Fuel's general rate case subject to issuance of a final order. Mountain Fuel originally requested a $9.6 million increase in rates. The settlement, which is scheduled to be in effect September 1, will allow the Company to implement a weather normalization adjustment and will provide about $3.7 million in additional revenue through a new-premise fee and changes in the way capacity release revenues are recorded. The settlement does not specify an authorized return on equity, but increases Mountain Fuel's allowed return on rate base from 10.08% to between 10.22% and 10.34%.

Mountain Fuel continues to consolidate and restructure operations. Of the 169 eligible employees, 109 accepted the Company's offer of an early retirement effective April 30, 1995. The labor savings are to expected to average $400,000 per month. Mountain Fuel is proceeding with plans to close four regional offices and reduce functions at six other offices. The Company predicts that its investment in customer information system technology will enable it to increase efficiency in serving customers with fewer employees and offices.

Liquidity and Capital Resources -

Operating Activities:

Net cash provided from operating activities was $66,998,000 in the first half of 1995 compared with $52,410,000 for the same period of 1994. The increase was due to the effect of lower gas costs on the purchased gas cost adjustment account and higher net income.

Investing Activities:

Capital expenditures were $16,952,000 in the first half of 1995, compared with $19,075,000 in the corresponding 1994 period. Capital expenditures for calendar year 1995 are estimated at $50,000,000.

Financing Activities:

Primary financing activities in the first half of both 1995 and 1994 were the repayment of loans to Questar Corporation from net cash provided from operations. 1995 capital expenditures will be financed from cash flow from operations and borrowings from Questar Corporation. During the second quarter of 1994 Mountain Fuel borrowed $17,000,000 of 30-year notes.

The Company has a short-term line-of-credit arrangement with a bank totaling $500,000. No amounts were borrowed under the short-term line-of-credit arrangement at June 30, 1995. In addition, its parent company loans funds to the Company under a short-term borrowing arrangement.

                                     PART II
                                OTHER INFORMATION


Item 5.  Other Information.
     a. On June 1, 1995, Mountain Fuel Supply Company (Mountain Fuel or the Company) filed a semi-annual application with the Public Service Commission of Wyoming (the PSCW) under the purchased gas adjustment provisions of the Company's Wyoming tariff. In the application, the Company requested authorization to reflect $7,983,790 of costs in its Wyoming rates, reflecting an annualized revenue decrease of approximately 528,000 to core customers. Mountain Fuel cited a decrease in the cost of field-purchased gas and an increase in the level of Company-owned production as the two factors responsible for the overall decrease. The PSCW authorized Mountain Fuel to reflect the decreased costs in its rates to core customers as of July 1, 1995. The Company was also authorized to remove a negative surcharge from its rates and to make an appropriate credit or refund of overcollections in its gas cost balancing account in its year-end purchased gas adjustment filing.
     b. The Company filed a comparable application with the Public Service Commission of Utah (the PSCU) on June 16, 1995. In this application, Mountain Fuel requested authorization to reflect $188,688,007 of costs in its Utah rates, reflecting an annualized revenue decrease of approximately $10,778,000. The Company also requested approval to terminate the gas cost credit reflected in customers' current rates and proposed, on a preliminary basis, to return the credit to customers directly (rather than through a annual amortization procedure). Finally, Mountain Fuel requested regulatory approval to reflect specified litigation expenses in its gas cost balancing account.
           Under the terms of an interim order issued by the PSCU, the Company was authorized to reflect the requested decrease in its rates effective July 1, 1995. A public hearing has been set for September 6, 1995, to consider some issues raised in the case. Neither the Division of Public Utilities nor the Committee of Consumer Services--two state agencies involved in Mountain Fuel's rate cases--has raised any objections about Mountain Fuel's proposals.
     c. On August 11, 1995, the PSCU approved, subject to a final order, a settlement agreement to resolve the issues raised in Mountain Fuel's general rate case. Under the terms of the settlement agreement, which is expected to be effective September 1, 1995, the Company's annualized revenue deficiency is $3.7 million. Approximately $2 million of the $3.7 million will be collected through new premise charges, with the remaining $1.7 million attributable to a change in the method for crediting revenues collected when the Company "releases" pipeline capacity. The settlement agreement also permits Mountain Fuel to incorporate a weather normalization adjustment mechanism on a phased-in basis. (The Company estimates that approximately one-half of its general service load will be subject to the weather normalization adjustment during the 1994-95 heating season.) The settlement agreement does not specify an authorized return on equity, but increases Mountain Fuel's allowed return on rate base from 10.08 percent to a range of
10.22 to 10.34 percent.
     The Company is pleased that the settlement agreement addresses two major problems--the impact of weather variations on its revenues and resulting net income and the costs associated with adding new customers--and also provides for an increase in allowed return.
                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                 MOUNTAIN FUEL SUPPLY COMPANY
                                      (Registrant)



August 11, 1995                    /s/D. N. Rose
    (Date)                         D. N. Rose
                                   President and Chief
                                   Executive Officer




August 11, 1995                    /s/W. F. Edwards
    (Date)                         W. F. Edwards
                                   Vice President and Chief
                                   Financial Officer