Form 10-Q
period 1995-09-30
MOUNTAIN FUEL SUPPLY CO
filed 1995-11-13
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1995

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

                Class          Outstanding as of October 31, 1995
Common Stock, $2.50 par value           9,189,626 shares

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                  September 30,           September 30,           September 30,
                                      1995        1994        1995        1994        1995        1994
                                  (In Thousands)
REVENUES                              $39,831     $39,866    $247,942    $243,766    $382,436    $356,657

OPERATING EXPENSES
  Natural gas purchases                16,524      17,816     131,799     132,395     209,911     197,264
  Operating and maintenance            22,763      23,124      71,333      70,850      94,577      94,521
  Depreciation                          5,847       6,064      18,644      18,191      25,202      25,222
  Other taxes                           2,191       2,752       8,369       9,439       8,519      10,484
    TOTAL OPERATING EXPENSES           47,325      49,756     230,145     230,875     338,209     327,491

    OPERATING INCOME (LOSS)            (7,494)     (9,890)     17,797      12,891      44,227      29,166

INTEREST AND OTHER INCOME               1,853         757       3,573       2,033       9,360       3,099

DEBT EXPENSE                           (3,998)     (3,781)    (12,157)    (11,734)    (16,309)    (15,631)

    INCOME (LOSS) BEFORE
      INCOME TAXES                     (9,639)    (12,914)      9,213       3,190      37,278      16,634

INCOME TAXES (CREDITS)                 (4,714)     (7,166)        925      (2,311)     11,139       1,793
    NET INCOME (LOSS)                 ($4,925)    ($5,748)     $8,288      $5,501     $26,139     $14,841

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                  September 30,           December 31,
                                      1995        1994        1994
                                  (In Thousands)
ASSETS

Current assets
  Cash and short-term investments        $295        $624      $2,529
  Federal income taxes receivable       4,510      10,343
  Accounts receivable                  23,829      22,389      74,220
  Inventories                          24,698      27,489      24,941
  Other current assets                  4,662       5,170       4,279
    Total current assets               57,994      66,015     105,969

Property, plant and equipment         769,398     722,467     739,945
Less allowances for depreciation      300,028     276,567     280,162
    Net property, plant
      and equipment                   469,370     445,900     459,783

Other assets                           23,982      25,593      24,523

                                     $551,346    $537,508    $590,275

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
  Notes payable to
    Questar Corporation               $32,700     $18,000     $53,500
  Accounts payable and
    accrued expenses                   36,686      44,635      49,070
  Purchased-gas adjustments            16,537       6,262      17,071
    Total current liabilities          85,923      68,897     119,641

Long-term debt                        175,000     175,000     175,000
Other liabilities and
  deferred credits                     21,169      27,116      21,283
Deferred income taxes and
  investment tax credits               64,678      66,358      62,566
Redeemable cumulative
  preferred stock                       6,211       7,524       6,324
Common shareholder's equity
  Common stock                         22,974      22,974      22,974
  Additional paid-in capital           41,875      41,875      41,875
  Retained earnings                   133,516     127,764     140,612
    Total common shareholder's
      equity                          198,365     192,613     205,461

                                     $551,346    $537,508    $590,275

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              9 Months Ended
                                              September 30,
                                                  1995        1994
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                       $8,288      $5,501
  Depreciation                                     20,709      20,073
  Deferred income taxes and
    investment tax credits                          2,112       8,494
                                                   31,109      34,068
  Change in operating assets
    and liabilities                                33,249       5,320
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                     64,358      39,388

INVESTING ACTIVITIES
  Capital expenditures                            (30,505)    (33,072)
  Proceeds from the disposition of
   property, plant and equipment                      209       9,885
        CASH USED IN INVESTING
              ACTIVITIES                          (30,296)    (23,187)

FINANCING ACTIVITIES
  Capital contribution                                         20,000
  Issuance of long-term debt                                   17,000
  Redemption of preferred stock                      (113)         (1)
  Decrease in notes payable
     to Questar Corporation                       (20,800)    (39,800)
  Payment of dividends                            (15,383)    (15,088)
        CASH USED IN FINANCING
             ACTIVITIES                           (36,296)    (17,889)
        DECREASE IN CASH AND
            SHORT-TERM INVESTMENTS                ($2,234)    ($1,688)

MOUNTAIN FUEL SUPPLY COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 1995
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-and nine-month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

MOUNTAIN FUEL SUPPLY COMPANY
MANAGEMENT'S ANALYSIS
September 30, 1995

Operating Results --

Following is a summary of financial results and operating information for the Company:

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                  September 30,           September 30,           September 30,
                                      1995        1994        1995        1994        1995        1994
                                  (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers       $38,842     $38,594    $244,649    $240,294    $378,595    $352,477
    From affiliates                       989       1,272       3,293       3,472       3,841       4,180
      Total revenues                  $39,831     $39,866    $247,942    $243,766    $382,436    $356,657
  Operating income (loss)             ($7,494)    ($9,890)    $17,797     $12,891     $44,227     $29,166
  Net income (loss)                    (4,925)     (5,748)      8,288       5,501      26,139      14,841

OPERATING STATISTICS
Natural gas volumes (in thousands
  of decatherms)
 Natural gas volumes (in Mdth)
  Residential and commercial sales      6,826       5,969      50,339      45,875      78,697      68,331
    Industrial sales                    1,736       1,743       6,989       5,652      10,219       7,744
    Transportation for industrial
      customers                        13,585      12,031      45,146      35,322      61,206      49,457
      Total deliveries                 22,147      19,743     102,474      86,849     150,122     125,532

 Natural gas revenue (per dth)
  Residential and commercial sales      $4.57       $4.92       $4.25       $4.59       $4.20       $4.55
  Industrial sales                       2.27        2.56        2.48        2.85        2.50        2.91
  Transportation for industrial
      customers                          0.10        0.12        0.10        0.12        0.10        0.12
  Heating degree days
    Actual                                 77          24       3,189       2,854       5,625       4,720
    Normal                                110         110       3,594       3,594       5,801       5,332
       Warmer than normal                  30%         78%         11%         21%          3%         11%
  Number of customers at end of
    period                            579,352     558,734

Revenues were higher in the 9- and 12-month periods of 1995 when compared with the 1994 periods because of colder temperatures, a 3.7% increase in the number of customers, and increased sales and transportation to industrial customers. The colder temperatures, although warmer than normal for the 1995 periods ended September 30, 1995, caused an increase in the volumes of gas sold to residential and commercial customers, primarily for space heating purposes. Revenues were flat in a comparison of third quarter 1995 with the third quarter of 1994 as lower gas costs in rates offset an 11% increase in the volumes sold.

Volumes of gas delivered to industrial customers increased 27% in the first nine months of 1995 compared with the same period of 1994 resulting in $1,717,000 more revenues. Natural gas demand was higher for customers in the chemical, metals and electric generation industries. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Mountain Fuel's natural gas purchases were lower in the 3- and 9-month periods of 1995 when compared to the 1994 periods because the effect of lower gas prices more than offset the effect of increased volumes purchased. A comparison of natural gas purchases for the 12 months ended September 30, 1995 with the same period in 1994 includes the fourth quarter of 1994 which posted temperatures that were 10% colder than normal. Operating and maintenance expenses were 2% lower in the third quarter of 1995 compared to the third quarter of 1994 primarily due to lower labor costs as a result of an early retirement program. Operating and maintenance expenses were 1% higher in the first nine months of 1995 compared to the same period in 1994 because of the costs of serving more customers and inflation more than offset lower labor cost savings from the early retirement program, which occurred April 30, 1995.

Depreciation expense was 4% lower in the third quarter of 1995, primarily as the result of transferring an office building to an affiliated company. Depreciation expense was 2% higher in the nine-month period of 1995 when compared to the same period in the prior year primarily because of increased spending for distribution assets.

Interest and other income increased in the 3- and 9-month periods of 1995 as a result of recording a regulatory asset for the health and salary costs of long-term disabled employees that amounted to about $1 million and carrying charges earned on an increasing volume of stored gas. Interest and other income for the 12-month period ended September 30, 1995, includes a $5,589,000 one-time reduction of gas costs recorded in the fourth quarter of 1994.

The effective income tax rate was 10% for the first nine months of 1995, primarily because of tight-sands income tax credits. Income taxes were a credit in the first nine months of 1994 because of the combined effect of a low pretax income and tight-sands income tax credits. The Company recognized $3,227,000 of tight-sands income tax credits in the first nine months of 1995 and $4,224,000 in the first nine months of 1994.

On August 11, 1995, the Public Service Commission of Utah approved a settlement of Mountain Fuel's general rate case. Mountain Fuel received a $3.7 million increase in revenues. The settlement, which became effective September 1, allows the Company to implement a weather normalization adjustment, provides about $2 million in additional revenues through a new-premise fee and adds about $1.7 million from sharing capacity-release revenues. The settlement does not specify an authorized return on equity, but Mountain Fuel's allowed return on rate base increased from 10.08% to between 10.22% and 10.34%. These rate changes did not have a material effect on year-to-date 1995 revenues.

Mountain Fuel has closed four regional offices and reduced functions at six other offices in an effort to consolidate and restructure operations. In addition, the Company's offer of early retirement was accepted by 109 employees effective April 30, 1995. The labor savings are expected to average $400,000 per month. The Company predicts that its investment in customer information system technology will continue to enable it to increase efficiency in serving customers.

Both Moody's and Standard & Poors plan to reevaluate debt ratings of Mountain Fuel's senior unsecured debt as a result of Questar Pipeline's bid for a 50% ownership in the Kern River pipeline.

Liquidity and Capital Resources -

Operating Activities:

Net cash provided from operating activities was $64,358,000 in the first nine months of 1995 compared with $39,388,000 for the same period of 1994. The increase was due to the effect of lower gas costs on the purchased-gas-cost-adjustment account and higher net income. Instead of a normal third and fourth quarter amortization of the 1994 balance in the purchased-gas-cost-adjustment account, customers will receive a one-time credit early in 1996.

Investing Activities:

Capital expenditures were $30,505,000 in the first nine months of 1995, compared with $33,072,000 in the corresponding 1994 period. Capital expenditures are estimated at $50,000,000 for 1995 and $55,000,000 for 1996. Mountain Fuel transferred a building with a net book value of $8,915,000 to an affiliate in the third quarter of 1994.

Financing Activities:

Financing activities in the first nine months of 1995 included the funding of capital expenditures and repayment of loans to Questar Corporation from the proceeds of net cash provided from operations. In the 1994 nine-month period, Mountain Fuel applied cash flow from operations, a capital contribution and an issuance of 30-year notes toward funding of capital expenditures and repayment of debt from Questar Corporation. Estimated 1995 capital expenditures of $50 million will be financed from cash flow from operations and borrowings from Questar Corporation. In October 1995, Mountain Fuel redeemed the remaining balance of $1.2 million of its 8.625% preferred stock.

The Company has a short-term line-of-credit arrangement with a bank totaling $500,000. No amounts were borrowed under the short-term line-of-credit arrangement at September 30, 1995. In addition, its parent company loans funds to the Company under a short-term borrowing arrangement.

                                  PART II
                             OTHER INFORMATION
     Mountain Fuel Supply Company has nothing to disclose in this section of the report.

                                 SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              MOUNTAIN FUEL SUPPLY COMPANY
                                   (Registrant)



November 8, 1995                /s/D. N. Rose
    (Date)                      D. N. Rose
                                President and Chief
                                Executive Officer




November 8, 1995                /s/W. F. Edwards
    (Date)                      W. F. Edwards
                                Vice President and Chief
                                Financial Officer