Form 10-K
period 1995-12-31
MOUNTAIN FUEL SUPPLY CO
filed 1996-03-28
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                       Commission File No. 1-935
                     MOUNTAIN FUEL SUPPLY COMPANY
        (Exact name of registrant as specified in its charter)

      State of Utah                                        87-0155877
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification No.)

180 East First South, P.O. Box 45360, Salt Lake City, Utah  84145-360
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:    (801) 534-5555

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                 None
      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 None
     SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:
                 Notes:  Medium Term Notes, 7.19% to 8.43%,
                        due 2007 to 2024

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 22, 1996: $0.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 22, 1996: 9,189,626 shares of Common Stock, $2.50 par value. (All shares are owned by Questar Corporation.)

                            TABLE OF CONTENTS


Heading                                                             Page

                                 PART I

Items 1.
and 2.     BUSINESS AND PROPERTIES....................................
              General.................................................
              Gas Distribution........................................
              Gas Supply..............................................
              Competition, Growth and Unbundling......................
              Regulation and Deregulation.............................
              Relationships with Affiliates...........................
              Employees.................................................
              Environmental Matters.....................................
              Research and Development..................................

Item 3.    LEGAL PROCEEDINGS............................................

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS.............................................

                                 PART II

Item 5.    MARKET FOR REGISTRANT'S EQUITY
           AND RELATED STOCKHOLDER MATTERS..............................

Item 6.    SELECTED FINANCIAL DATA......................................

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATION....................................................

Item 8.    FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA...........................................

Item 9.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.........................................

                                PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS
           OF THE REGISTRANT............................................

Item 11.   EXECUTIVE COMPENSATION.......................................

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT........................................

Item 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS.................................................

                                 PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K......................................

SIGNATURES

                                FORM 10-K
                           ANNUAL REPORT, 1995
                                 PART I
ITEMS 1. and 2.  BUSINESS AND PROPERTIES

General

      Mountain Fuel Supply Company (Mountain Fuel or the Company) is a wholly owned subsidiary of Questar Corporation (Questar), with headquarters in Salt Lake City, Utah, that distributes natural gas to more than 592,700 sales and transportation customers in Utah, southwestern Wyoming, and a small section in southeastern Idaho. The Company, through a predecessor, began distributing natural gas in 1929 when a pipeline was built to transport natural gas from southwestern Wyoming to Salt Lake City, Utah. Between 1929 and the present time, Mountain Fuel gradually expanded the boundaries of its distribution system to include over 90 percent of Utah's population and to capture a market share of 85-95 percent for furnaces and water heaters.

      During 1995, Mountain Fuel added over 20,500 customers while it consolidated its operations, reduced labor costs, and improved its customer service ratings. Mountain Fuel has traditionally capitalized on two competitive advantages, owning natural gas reserves and offering a full-range of services to customers at reasonable prices. The Company intends to maintain its competitive position in its traditional service area and to take advantage of opportunities created by the unbundling of retail distribution activities in other areas.

Gas Distribution

      As of December 31, 1995, Mountain Fuel was serving 592,738 residential, commercial, and industrial customers, a 3.6 percent increase from the 572,174 customers served as of the end of 1994. (Customers are defined in terms of active meters.) Mountain Fuel distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Approximately 96 percent of Mountain Fuel's customers are in Utah. The Company also serves the communities of Rock Springs, Green River, and Evanston in southwestern Wyoming and the community of Preston in southeastern Idaho. Mountain Fuel has been granted the necessary regulatory approvals by the Public Service Commission of Utah
(PSCU), the Public Service Commission of Wyoming (PSCW), and the Public Utilities Commission of Idaho (PUCI) to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

      Mountain Fuel added almost 20,600 customers in 1995, almost equalling its record growth of 22,000 customers in 1994. Most of the customer growth was attributable to new housing, although the Company continues to add customers in its traditional and new service areas that are converting to natural gas. The population of Mountain Fuel's service area in Utah continues to grow faster than the national average. The Company expects to add 19,000-20,000 customers in 1996 and to add 15,000-18,000 customers per year for the remainder of the century.

      Mountain Fuel's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 decatherms (Dth) per year) uses more than 75 percent of his total gas requirements in the coldest six months of the year.
The Company's revenue forecasts used to set rates are based on normal temperatures. Consequently, Mountain Fuel's revenues and resulting net income may be affected by temperature patterns that are below or above normal. As measured in degree days, temperatures in the Company's service area were 13 percent warmer than normal in 1995, after being 9 percent warmer than normal in 1994. (See "Regulation" for a discussion of the Company's "weather normalization adjustment" approved during 1995 that will ameliorate the effect of temperature variations.)

      During 1995, Mountain Fuel sold 73,950 thousand decatherms (Mdth) of natural gas to residential and commercial customers, compared to 74,233 Mdth in 1994. (A Dth is an amount of heat energy equal to 10 therms or 1 million Btu. In the Company's system, each thousand cubic feet (Mcf) of gas equals approximately 1.07 Dth.) The effect of 1995's warmer weather was almost completely offset by an expanded customer base. General service sales to residential and commercial customers were responsible for 87 percent of Mountain Fuel's total revenues in 1995.

      Mountain Fuel has designed its distribution system and annual gas supply plan to handle design-day demand requirements. The Company periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 1995-96 heating season, Mountain Fuel is using a design-day demand of 851,906 Dth. Mountain Fuel's management believes that the distribution system is adequate to meet the demands of its firm customers.

      Mountain Fuel's total industrial deliveries, including both sales and transportation, continued to increase during 1995, expanding from 60,264 Mdth in 1994 to 68,779 Mdth in 1995. Sales to industrial users increased for the third consecutive year and expanded from 8,882 Mdth in 1994 to 9,210 Mdth in 1995. The increase in total industrial deliveries reflects Utah's economic prosperity and the strength of several major industries as well as the success of the Company's marketing efforts.

      The Company's industrial sales increased as some smaller industrial customers continued to move from interruptible transportation to interruptible sales service on Mountain Fuel's system. The majority of these interruptible sales service customers pay rates based on the Company's weighted average cost of purchased gas, which is periodically lower for some customers than the cost of purchasing volumes directly
from producers and paying transportation rates.   The Company also has
an interruptible sales rate utilizing a dedicated gas portfolio. Mountain Fuel's tariff permits industrial customers to make annual elections for interruptible sales or transportation service.

      Mountain Fuel has been providing transportation service since 1986. Under Mountain Fuel's current rate schedules, a typical interruptible transportation customer pays block rates ranging from $.12 to $.02 per Dth. Mountain Fuel receives demand cost credits from Questar Pipeline Company (Questar Pipeline) for transportation customers who use the Company's released capacity. These credits totaled approximately $13.0 million for the 12-month period ending August 31, 1995.

      Mountain Fuel's largest transportation customers, as measured by revenue contributions, are the Geneva Steel plant in Orem, Utah; Utah Power, an electric utility that uses gas for an electric generating plant in Salt Lake City; the Kennecott copper processing operations, located in Salt Lake County; and the mineral extraction operations of Magnesium Corporation of America in Tooele County west of Salt Lake. Some transportation customers significantly reduced their volumes during late-1995 when the spot prices for electricity were lower than the cost of electricity generated by using natural gas.

      Mountain Fuel owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 18,027 miles of street mains, service lines, and interconnecting pipelines.
The Company owns an office building adjacent to its warehouse, garage, and operations center in Salt Lake City, Utah. Mountain Fuel, during 1995, closed two large operation centers in Sandy and Layton, Utah, and two smaller offices in Brigham City and Tooele, Utah. The Company continues to own field offices and service center facilities in other parts of its service area. The mains and lines are constructed pursuant to franchise agreements or rights-of-way. The Company has fee title to the properties on which its office building and operation and service centers are constructed.

Gas Supply

      Mountain Fuel owns natural gas producing properties in Wyoming, Utah and Colorado that are operated by Wexpro Company (Wexpro) and uses the gas produced from these properties for its base-load demand. The Company's investment in these properties is included in its rate base. Mountain Fuel, as part of its 1993 general rate case, received regulatory approval to reserve "cost-of-service" gas for firm sales customers. During 1995, approximately 64 percent of the Company's total system requirement was satisfied with cost-of-service gas produced from over 550 wells in more than 40 fields. (As defined, cost-of-service gas includes related royalty gas.) The volumes produced from such properties are transported for Mountain Fuel by Questar Pipeline. See "Relationships with Affiliates." During 1995, 53,476 Mdth of storage gas were delivered from such properties, compared to 44,413 Mdth in 1994. Mountain Fuel estimates that it had reserves of 389,440 million cubic feet (MMcf) of natural gas as of year-end 1995 compared to 416,312 MMcf as of year-end 1994. (These reserve numbers do not include gas attributed to royalty interest owners. Reserve numbers are typically reported in volumetric units, such as MMcf, that don't reflect heating values.) The average wellhead cost associated with gas volumes produced from Mountain Fuel's cost-of-service reserves was $1.25 per Dth in 1995.

      Some of the wells on Mountain Fuel's producing properties qualify for special tax credits, commonly referred to as "Section 29" or "tight sands" tax credits. During 1995, Mountain Fuel, as the party with the economic interest in the gas produced from such wells, earned $4.4 million in Section 29 tax credits. To qualify for the special tax credits, production must flow from wells that meet specified tight sands criteria and that commenced drilling prior to January 1, 1993. Only gas volumes produced prior to January 1, 2003, qualify for the special tax credit.

      Mountain Fuel stores up to 12.5 billion cubic feet of gas at Clay Basin, a base-load storage facility owned and operated by Questar
Pipeline. Company-owned gas is stored at Clay Basin during the summer and withdrawn during the heating season.

      The Company has been directly responsible for its gas acquisition activities since September 1, 1993. Mountain Fuel has a balanced and diversified portfolio of approximately 45 gas supply contracts with more than 35 suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. The Company purchases gas on the spot market and under contracts, primarily during the heating season. Mountain Fuel's gas purchase contracts have market-based provisions and are either of short-duration or renewable on an annual basis upon agreement of the parties. Mountain Fuel's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In the Company's last semi-annual purchased gas cost filing, it estimated that its 1996 average wellhead cost of field purchased gas would be $1.34 per Dth. Although Mountain Fuel has contracts with take-or-pay provisions, it currently has no material take-or-pay liabilities.

Competition, Growth, and Unbundling

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

      Mountain Fuel, during 1995, continued to expand the size of its customer base in new and existing service areas as Utah's growth rate exceeded the national average. The Company plans to extend service to Ogden Valley, an area east of Ogden, Utah, during 1996. The Company is also focusing marketing efforts to develop incremental load in existing homes and new construction. Most households in Mountain Fuel's service area already use natural gas for space heating and water heating. The Company's market share for other secondary appliances, e.g., ranges and dryers, has historically been less than 20 percent, which is significantly lower than its 85-95 percent market share for furnaces and water heaters.

      Mountain Fuel has marketing campaigns to convince existing customers to take advantage of natural gas's lower prices, favorable environmental qualities, and greater efficiency by converting other appliances to natural gas. The Company also has marketing campaigns to convince contractors to install the necessary lines for gas fireplaces, ranges, and dryers in new homes. Mountain Fuel estimates that approximately 40 percent of the new homes constructed in its service area during 1995 included piping for gas fireplaces and approximately 40-50 percent of such homes had piping for gas dryers or ranges. As a result of its contacts with appliance dealers, the Company receives information about the sales of gas appliances and has been pleased with the growth of sales for fireplaces, ranges and dryers.

      The Company believes that it must maintain a competitive price advantage in order to retain its residential and commercial customers and to build incremental load by convincing current customers to convert additional secondary appliances to natural gas. Mountain Fuel's rates for general service customers in Utah continue to be lower now than they were 10-11 years ago. Using rates in effect as of January 1, 1996, the typical residential customer in Utah would have an annual bill of $490.42, compared to an annual bill of $607.07, using rates in effect as of January 1, 1985.

      Historically, Mountain Fuel's competitive position has been strengthened as a result of owning natural gas producing properties and satisfying as much as approximately 64 percent of its system requirements with the cost-of-service gas produced from such properties. Mountain Fuel has developed an annual gas supply plan that provides for a judicious balance between cost-of-service gas and purchased gas. The Company believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best short- and long-term interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties. Mountain Fuel reserves cost-of-service gas for firm sales customers.

      No other distributor markets natural gas sales service in direct competition with the Company in its service area, but marketing firms are arranging direct purchase contracts between large users in the Company's service area and producers. These customers can take advantage of the open-access status of either Questar Pipeline's or Kern River's open-access pipelines and can use the existence of the Kern River line to obtain discounted transportation charges. Mountain Fuel's sales rates are competitive when compared to other energy sources, but are periodically higher than the delivered price of spot-market gas volumes transported through its system to large customers.

      The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of the Company's service area and can provide an alternative delivery source to transportation customers. As of the date of this report, Mountain Fuel has lost no industrial load as a result of the Kern River line. The existence of the Kern River pipeline, however, coupled with the open-access status of Questar Pipeline's transmission system, have changed the nature of market conditions for the Company. Large industrial customers in Utah's Wasatch Front area can acquire taps on Kern River's system or can take delivery of gas through a new tap that Mountain Fuel obtained in 1994. This Hunter Park tap in Salt Lake County enables the Company to obtain delivery of additional peak-day supplies to meet increasing demand. The existence and location of the Kern River pipeline system also made it possible for the Company to extend service into new areas in rural Utah and to develop a second source of supply for its central and southern Utah system.

      Within the last several years, the Company has increased its activities to encourage the use of natural gas as a fuel in automobiles, trucks, buses, and forklifts. Mountain Fuel has expanded the number of its service vehicles using natural gas and has helped convert fleet vehicles owned by several state agencies, municipalities, commercial businesses and others. There are nearly 1,800 natural gas vehicles in the Company's service territory and there are a total of 86 natural gas refueling stations within the Company's service area, including 23 that are open to the public. Vehicles using natural gas emit less carbon monoxide and other harmful pollutants. Consequently, the Company actively supports federal and state legislation promoting the use of natural gas in vehicles. Mountain Fuel is actively promoting the environmental advantages of natural gas, particularly in the portions of its service area that do not satisfy the ambient air quality standards set by the Environmental Protection Agency.

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

      Mountain Fuel has adopted innovative and productivity-enhancing measures to deal with competitive pressures during the last several years. One measure of improved efficiency is the number of customers served per employee. This ratio has improved from 388 customers per employee for 1994 to 423 customers per employee for 1995. Mountain Fuel intends to increase this ratio to greater than 440 customers per employee in 1996.

      The significant improvement in this ratio resulted from the Company's 1995 consolidation activities. Mountain Fuel closed four offices and reduced the size of six additional offices as it consolidated customer service functions such as dispatching, telephone service and engineering. The productivity of service technicians was increased as new computer technology and paging equipment eliminated the need for them to personally obtain service orders from a central location.

      The Company's workforce decreased from 1,486 employees at year-end 1994 to 1,373 employees at year-end 1995. A special retirement program was accepted by 109 of the 169 eligible employees and became effective April 30, 1995.

      Mountain Fuel and all local distribution companies are faced with the challenges and opportunities posed by the unbundling and restructuring of traditional utility services. As a local distribution company, Mountain Fuel owns and controls the lines through which gas is delivered, is the only supplier of natural gas to residential customers, measures the consumption of gas used by its customers, and bills for consumption and related services. The services provided by Mountain Fuel are packaged and priced as a "bundle." Most "unbundling" discussions focus on extending to residential and commercial customers the same choices provided to industrial customers, i.e., allowing them to separate the commodity supply from the transportation service.

      Mountain Fuel has been reviewing the opportunities associated with unbundling. The Company believes that it is well-positioned to succeed in a competitive environment. It has extensive gas-supply and marketing experience that may allow the Company to secure and manage gas supplies for groups of customers and sophisticated customer information systems that may allow it to perform billing and dispatch services for other companies. Mountain Fuel is an efficient natural gas company, a statement that is supported by such statistics as an operating and maintenance expense of $158 per customer, a customer to employee ratio of 423 to 1, and an overall customer satisfaction rating of 91.3 percent. In addition, the Company's operating efficiency is buttressed by owning the reserves to meet over 60 percent of its current demand. Mountain Fuel intends to maintain its competitive position within its own service area and to take advantage of opportunities in new markets.

Regulation and Deregulation

      Mountain Fuel and all retail distribution companies have been subject to governmental regulation, as a substitute for competition. Other regulated industries; airline, trucking, telecommunication, financial service and interstate pipeline, have been and are being deregulated, and competitive market forces are forcing these industries to place more emphasis on operating efficiency. The substitution of competition for regulation will cause Mountain Fuel and other distribution companies to review their costs and levels of service.

      The PSCW asked Mountain Fuel and other Wyoming gas utilities to review the unbundling of transportation and commodity services. One Wyoming utility, KN Energy, Inc., recently obtained regulatory approval to unbundle sales service to a portion of its Wyoming customers. Mountain Fuel was involved in the regulatory proceedings involving KN Energy and is currently reviewing the advisability of offering unbundled services in Wyoming.

      The PSCU recently opened an informal docket to review the restructuring of electric utility services, but has not taken a similar action with gas utilities.

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

      During 1995, Mountain Fuel filed and settled a general rate case in Utah. Under the terms of the settlement, which was the Company's first Utah general rate case settlement in more than a decade and which became effective September 1, 1995, Mountain Fuel's approved revenue deficiency was $3.7 million, compared to the requested revenue deficiency of $11.4 million. Approximately $2 million of the $3.7 million will be recovered through new premise charges, with the remaining $1.7 million recovered through a change in the method for crediting revenues collected when the Company "releases" pipeline capacity. The settlement agreement also permitted Mountain Fuel to incorporate a weather normalization mechanism on a phased-in basis. During the 1995-96 heating season, the mechanism is being used with the Company's commercial customers and equal payment residential customers, or approximately 40-45 percent of its general service load. The mechanism adjusts the non-gas cost portion of a customer's monthly bill as the actual degree days in the billing cycle are warmer or colder than normal. Mountain Fuel can apply the mechanism to the remainder of its residential customers as early as the fall of 1996, but these customers can choose, on an individual basis, to opt-out of the program.

      The settlement did not specify an authorized return on equity, but increased Mountain Fuel's allowed return on rate base from 10.08 percent to a range of 10.22 to 10.34 percent. As a result of the PSCU's use of an historic test year, Mountain Fuel was also permitted to retain the cost savings associated with reducing its labor force and consolidating its operations. These cost savings amounted to approximately $3.5 million in 1995 and will amount to about $5 million on an annualized basis in 1996.

      Both the PSCU and the PSCW have authorized the Company to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes on a semi-annual basis. Mountain Fuel's latest semi-annual balancing account applications become effective January 1, 1996. The Company's base rates for natural gas service in both Utah and Wyoming were decreased as a result of an overall decrease in the cost of gas and an adjustment to offset the overcollection in its gas balancing account. Mountain Fuel also received regulatory approval in both states to implement a one-time credit on its customers' February 1996 gas bills to return a portion of the overcollected balance.

      Mountain Fuel's Utah pass-through application was approved on an interim basis. In connection with the application, the Utah Division of Public Utilities has raised issues about the continued propriety of treating gathering costs as pass-through costs and about the reasonableness of such costs. The Company believes that its gathering costs are reasonable. The Committee of Consumer Services has requested additional information concerning a gas imbalance and may decide to raise the issue in the proceedings.

      Mountain Fuel does not expect to file a general rate case application with the PSCU or PSCW in 1996. It did not file a general rate case application with the PSCW in 1995. Under a 1993 order issued by the PSCW, the Company is allowed to earn a return on rate base of
10.4 percent.

      Mountain Fuel's responsibility for gas acquisition activities involves inherent risks of regulatory scrutiny. In the past, the Company has been involved in regulatory proceedings in which the prudence of its gas supply activities has been challenged, but Mountain Fuel has successfully defended its activities and has not incurred any significant disallowance of gas costs.

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


Questar Corporation
  Questar Energy Services, Inc.
  Universal Resources Corporation
  Entrada Industries Inc.
    Wexpro Company
    Celsius Energy Company
  Mountain Fuel Supply Company
  Questar InfoComm Inc.
  Questar Pipeline Company
    Questar Gas Management Company
  Questar Development Corporation


      The Company's relationships with its primary affiliates are described below.

      Questar Pipeline Company. Questar Pipeline owns a two-pronged transmission system running from southwestern Wyoming into Mountain Fuel's Utah service area. Questar Pipeline's historic function as the Company's supplier ended September 1, 1993, when Questar Pipeline's gas purchase contracts were transferred to Mountain Fuel and when the Company converted its firm capacity entitlements to firm transportation service. Mountain Fuel has reserved about 800,000 Dth per day or approximately 79 percent of Questar Pipeline's total transmission capacity.

      Mountain Fuel transports both cost-of-service gas and purchased gas on Questar Pipeline's transmission system. (The Company also transports gas volumes on the transmission systems owned by Northwest Pipeline Company and Colorado Interstate Gas Company. Mountain Fuel purchases "city gate" gas supplies from transportation customers on Kern River's system.) The Company releases its firm transportation capacity, pursuant to capacity release procedures adopted by the Federal Energy Regulatory Commission (FERC), when it does not need such service for its sales customers. Because Mountain Fuel has sufficient capacity on the system to meet peak-demand periods, it has unused capacity for the balance of the year.

      During the 12-month period ending August 31, 1995, Mountain Fuel released an average of 632,867 Dth per day. When the released capacity is coupled with the Company's average sales volume of 270,337 Dth during this same period, Mountain Fuel "used" approximately 72 percent of its reserved capacity on Questar Pipeline's system.

      During 1995, Questar Pipeline transported 79,872 Mdth of gas for Mountain Fuel, compared to 75,941 Mdth in 1994. Under Questar Pipeline's "straight fixed-variable" rate schedules, Mountain Fuel is obligated to pay demand charges for firm capacity, regardless of the volumes actually transported. The Company paid approximately $49.4 million in demand charges to Questar Pipeline in 1995 for firm transportation capacity and "no notice" transportation. Questar Pipeline also credits Mountain Fuel with revenues it receives from transportation customers that use the Company's released capacity. During the 12-month period ending August 31, 1995, Mountain Fuel received $13.0 million in revenue credits from Questar Pipeline.

      Mountain Fuel purchases storage capacity at Clay Basin, a large base-load storage facility operated by Questar Pipeline, and also has peaking storage capacity at three additional storage reservoirs owned by Questar Pipeline. The Company paid Questar Pipeline $13.5 million in demand charges during 1995 in connection with storage services.

      Prior to March 1, 1996, Questar Pipeline provided the Company with gathering services under a gathering agreement that became effective on September 1, 1993, when the FERC approved a joint settlement filed by the parties. Questar Pipeline gathered 31,691 Mdth for Mountain Fuel during 1995, compared to 32,098 Mdth in 1994. This agreement was transferred to Questar Gas Management as of March 1, 1996. Under the terms of the agreement, Questar Gas Management will gather gas volumes produced from cost-of-service properties for the life of such properties. The Company's obligation to use Questar Gas Management to gather purchased gas terminates in 1997.

      Wexpro Company. Wexpro operates certain properties owned by Mountain Fuel. Under the terms of a settlement agreement, which was approved by the PSCU and PSCW and upheld by the Utah Supreme Court, Mountain Fuel owns gas produced from specified properties that were productive as of August 1, 1981 (the effective date of the settlement agreement). Such gas is reflected in rates at cost-of-service prices based on rates of return established by the settlement agreement. In addition, Wexpro conducts development gas drilling for Mountain Fuel on specified properties and is reimbursed for its costs plus a current rate of return of 22.03 percent (adjusted annually using a specified formula) on its net investment in such properties, adjusted for working capital and deferred taxes, if the wells are successful. Under the terms of the settlement agreement, the costs of unsuccessful wells are borne by Wexpro. The settlement agreement also permits Mountain Fuel to share income from hydrocarbon liquids produced from certain properties operated by Wexpro after Wexpro recovers its expenses and a specified rate of return. The income received by Mountain Fuel from Wexpro is used to reduce natural gas costs to its customers.

      Wexpro only conducts drilling activities in response to the needs of Mountain Fuel or the demands from other working interest owners. The significant decrease in Rocky Mountain wellhead prices resulted in the near cessation of Wexpro's drilling activities. Only 9,760 MMcf in proved development reserves were added to Mountain Fuel's net reserves in 1995, compared to 36,632 MMcf in production.

      Other Affiliates. Other significant affiliates of Mountain Fuel include Questar InfoComm, Inc., Questar Development Corporation (Questar Development), Celsius Energy Company (Celsius), and Universal Resources Corporation (Universal Resources). Questar InfoComm provides data processing and telecommunication services for the Company and other affiliates. It owns and operates a network of microwave facilities, all of which are located in Mountain Fuel's service area or near Questar Pipeline's transmission system. Services are priced to recover operating expenses and a return on investment. Questar InfoComm personnel have assisted Mountain Fuel with the development of new customer information systems that facilitated the Company's consolidation of customer service activities.

      Mountain Fuel leases some space in an office building located in Salt Lake City, that is owned by Interstate Land Corporation (a subsidiary of Questar Development). Mountain Fuel expects to continue leasing space in this building, which is currently being enlarged and remodeled.

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

Employees

      As of December 31, 1995, the Company had 1,373 employees, compared to 1,486 at year-end 1994. A special early retirement offer was accepted by 109 employees (of 169 eligible employees) in the spring of 1995. None of these employees was replaced. Mountain Fuel's employees are nonunion employees who are not represented under collective bargaining agreements. Mountain Fuel participates in Questar's comprehensive employee benefit plans and pays the share of costs attributable to its employees covered by such plans. Employee relations are generally deemed to be satisfactory.

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

      Mountain Fuel, as a result of acquiring Questar Pipeline's gas purchase contracts, is responsible for any judgment rendered against Questar Pipeline in a lawsuit that was tried before a jury in 1994. The jury awarded an independent producer compensatory damages of approximately $6,100,000 and punitive damages of $200,000 on his claims involving take-or-pay, tax reimbursement, contract breach, and tortious interference with a contract. A judgment has not been entered because the presiding judge has still not issued a decision concerning the competing forms of judgment entered by the opposing parties. The producer's counterclaims originally exceeded $57,000,000, but were reduced to less than $10,000,000, when the presiding judge dismissed with prejudice some of the claims prior to the jury trial. Under existing PSCU rulings, any payments resulting from this judgment will be included in Mountain Fuel's gas balancing account and recovered in its rates for natural gas sales service.

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

      During 1995, Entrada completed soil remediation activities on the property, using an in situ vitrification procedure. It is continuing to conduct ground water remediation activities.

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

      Mountain Fuel recently settled a lawsuit in which Utah Power claimed that the Company was responsible for contamination located on property that is next to Mountain Fuel's operations center in Salt Lake City. The operations center was the site of an abandoned coal gasification plant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 1995, Mountain Fuel did not submit any matters to a vote of security holders.


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

ITEM 6. SELECTED FINANCIAL DATA

                                    Year Ended December 31,
                                        1995        1994        1993        1992        1991
                                    (In Thousands)
Revenues                               $362,769    $378,260    $402,391    $373,047    $416,759
Operating expenses
  Natural gas purchases                 190,606     210,507     230,139     218,123     253,111
  Other expenses                        128,441     128,432     125,743     110,527     108,761
    Total operating expenses            319,047     338,939     355,882     328,650     361,872
    Operating income                    $43,722     $39,321     $46,509     $44,397     $54,887

Net income                              $23,668     $23,352     $25,069     $23,395     $25,074

Cash dividends paid on common stock      20,000      19,500      18,000      18,000      19,000

Total assets                            600,261     590,275     581,027     490,614     452,139

Capital expenditures                     51,413      53,816      50,658      55,721      36,984

Capitalization
  Long-term debt                       $175,000    $175,000    $158,000    $150,126    $148,953
  Redeemable cumulative preferred
    stock                                 4,957       6,324       7,525       8,726       9,955
  Common shareholder's equity           208,645     205,461     182,200     175,826     171,231
                                       $388,602    $386,785    $347,725    $334,678    $330,139

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Following is a summary of revenues and operating information for the Company's operations:

                                           Year Ended December 31,
                                        1995        1994        1993
                                           (Dollars In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales     $315,458    $329,576    $360,210
  Industrial sales                       22,479      24,395      21,678
  Industrial transportation               6,127       5,665       5,898
  Other                                  18,705      18,624      14,605
        Total revenues                  362,769     378,260     402,391

Operating expenses
  Natural gas purchases                 190,606     210,507     230,139
  Operating and maintenance              93,384      94,094      92,486
  Depreciation and amortization          25,469      24,749      23,244
  Other taxes                             9,588       9,589      10,013
        Total expenses                  319,047     338,939     355,882
          Operating income              $43,722     $39,321     $46,509

OPERATING STATISTICS
  Natural gas volumes (in Mdth)
    Residential and commercial sales     73,950      74,233      79,369
    Industrial deliveries
      Sales                               9,210       8,882       6,514
      Transportation                     59,569      51,382      53,105
        Total industrial                 68,779      60,264      59,619
        Total deliveries                142,729     134,497     138,988
  Natural gas revenue (per dth)
    Residential and commercial            $4.27       $4.44       $4.54
    Industrial sales                       2.44        2.75        3.33
    Transportation for industrial
        customers                          0.10        0.11        0.11
Natural gas purchase price (per dth)      $2.16       $2.40       $2.52
Heating degree days (normal 5,801)        5,047       5,290       6,073
   Colder (warmer) than normal             (13%)        (9%)          5%
Number of customers at end of period    592,738     572,174     550,184

Revenues, net of gas costs, increased $4,410,000 in 1995 when compared with 1994 after decreasing $4,499,000 in 1994 when compared with 1993. The positive influences derived from a general rate case settlement, a 3.6% increase in the number of customers, an increase in transportation volumes for industrial customers and productivity improvement measures offset the effect of temperatures that were 5% warmer than were experienced in 1994.

On August 11, 1995, the Public Service Commission of Utah (PSCU) approved a settlement of Mountain Fuel's general rate case filed April 13, 1995. Mountain Fuel received a $3.7 million increase in revenues. The settlement allowed the Company to implement a weather normalization adjustment, provided about
$2 million in additional revenues through a new-premises fee and added about $1.7 million from sharing capacity-release revenues. The settlement did not specify an authorized return on equity, but Mountain Fuel's allowed return on rate base
increased from 10.08% to between 10.22% and 10.34%.   A
weather-normalization adjustment applied to about 40% of Mountain Fuel's weather sensitive volumes for the last quarter of 1995 and reduced the net income effect caused by warmer-than-normal temperatures by about $1.3 million.
Mountain Fuel pays for firm-transportation capacity and sells unused firm-transportation capacity as capacity-release service. Under the rate settlement, Mountain Fuel is allowed to credit 20% of capacity-release revenues, which amounted to $676,000 in 1995, to earnings.

Natural gas deliveries to residential and commercial customers were largely unchanged in 1995 when compared with 1994. Both years experienced warmer-than-normal temperatures and a near
4% increase in the number of customers.   Sales volumes
dropped 6% in 1994 after increasing 16% in 1993 due to 1994 being 13% warmer than 1993. The number of customers increased by 3.6% in 1995, 4.0% in 1994 and 3.4% in 1993.

Gas deliveries to industrial customers increased by 14% in 1995 and 1% in 1994. Mountain Fuel's service area has experienced strong economic growth for several successive years. The Company has benefitted from a higher gas demand for expanded operations and environmental reasons.

Mountain Fuel closed four regional offices and reduced functions at six other offices in an effort to consolidate and restructure operations. In addition, the Company's offer of early retirement was accepted by 109 employees effective April 30, 1995. The cost reductions associated with these changes averaged $400,000 per month or about $3.2 million for 1995. The early retirement program did not cause a material increase in pension expense. Mountain Fuel is depending on its investment in customer information system technology to provide increased efficiency in serving customers. Mountain Fuel's customers satisfaction rating continued to increase reaching a record 91.3% in 1995.

Starting in 1993, Mountain Fuel began accruing gas-distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the reporting period. The impact of these accruals on the income statement has been deferred and is being recognized at the rate of $2,011,000 per year over a five-year period beginning in 1994, in accordance with a PSCU rate order. This rate order also reduces customer rates by $2,011,000 per year over the same five-year period. In addition in 1994, Mountain Fuel recorded other income of $5,589,000 for a one-time reduction in gas costs associated with these unbilled revenues. This transaction added about $3.5 million to net income in 1994.

Natural gas purchases decreased 4% in 1995 when compared with 1994 primarily due to lower prices for natural gas. Natural gas purchases decreased 9% in 1994 when compared with 1993 largely the result of a reduction in volumes sold.

Operating and maintenance expenses decreased 1% in 1995 primarily because of productivity improvement measures implemented in 1995. Operating and maintenance expenses were 2% higher in 1994 when compared to 1993 because of the costs associated with more customers and an expanded service territory. Depreciation and amortization expense increased 3% in 1995 and 6% in 1994 as a result of capital expenditures.

The effective income tax rate was 24.6% in 1995, 25.3% in 1994 and 23.5% in 1993 primarily due to income tax credits received from production of gas from certain properties. These credits amounted to $4,376,000 in 1995, $4,670,000 in 1994 and
$5,463,000 in 1993.

Mountain Fuel, as a result of acquiring Questar Pipeline's gas purchase contracts, is responsible for any judgment rendered against Questar Pipeline in a lawsuit that was tried before a jury in 1994. The jury awarded an independent producer compensatory damages of approximately $6.1 million and punitive damages of $200,000 on his claims. The producer's counterclaims originally exceeded $57 million, but were reduced to less than $10 million, when the presiding judge dismissed with prejudice some of the claims prior to the jury trial. Under existing PSCU rulings, any payments resulting from this judgment will be included in Mountain Fuel's gas balancing account an recovered in its rates for natural gas service.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, that becomes effective for the Company January 1, 1996. Statement No. 121 requires the Company to review for impairment, assets that are held and used whenever events or changes in circumstances indicate that an asset's carrying value may not be recoverable. If impairment is indicated, the Company must reduce the carrying value of the asset in question. The Company will adopt Statement No. 121 in 1996 and does not expect a significant effect to either operating results or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities increased 107% in 1995. Net cash provided from operating activities was $68,546,000 in 1995, $33,143,000 in 1994 and $37,139,000 in
1993. The increase in 1995 was largely due to the collection of accounts receivable and lower gas purchase costs.

Investing Activities

Following is a summary of capital expenditures for 1995 and 1994, and a forecast of 1996 expenditures.

                                        1996
                                     Estimated      1995        1994
                                                (In Thousands)
New-customer service equipment          $27,700     $24,950     $22,343
Distribution system                      11,300       9,981       7,085
Buildings                                 1,500       3,473       7,193
Computer software and hardware            6,600       5,121       5,849
General and other                         7,900       7,888      11,346
                                        $55,000     $51,413     $53,816

Mountain Fuel's capital spending is primarily in response to a rapid increase in the number of customers, amounting to 20,564 in 1995, 21,990 in 1994 and 18,075 in 1993 due to population growth and construction activity in its service area.
Mountain Fuel extended its system by 559 miles of main, feeder and service lines in 1995.

Mountain Fuel transferred a building with a net book value of $8,915,000 to an affiliate in the third quarter of 1994.

Financing Activities

The Company funded 1995 capital expenditures and cash dividends with cash provided from operations and borrowings from Questar. Forecasted 1996 capital expenditures of $55 million are expected to be financed with cash provided from operations and borrowings from Questar.

The Company has a short-term line-of-credit arrangement with a bank under which it may borrow up to $500,000. The line has interest rates generally below the prime interest rate and is renewable on an annual basis. No amount was borrowed under this arrangement at either December 31, 1995 or 1994. Questar loans funds to the Company under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $56,100,000 with an interest rate of 6.01% at December 31, 1995 and $53,500,000 with an interest rate of 6.11% at December 31, 1994.

Mountain Fuel has a capital structure of 45% long-term debt, 1% preferred stock and 54% common equity. Moody's and Standard and Poor's have rated Mountain Fuel's long-term debt A-1 and A+.


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


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the Company's directors and executive officers is located in the following chart:

                               Business Experience and Positions Held
     Name          Age             With the Company and Affiliates

M. E. Benefield    56     Vice President, Gas Supply, May 1992; Vice
                          President, Planning and Corporate Development,
                          Questar (March 1989 to May 1992.)

R. D. Cash         53     Director, May 1977; Chairman of the Board, May
                          1985; Director, President and Chief Executive
                          Officer, Questar, May 1984; Chairman of the
                          Board, Questar, May 1985.  Director, Zions
                          First National Bank and Zions Bancorporation,
                          Associated Electric and Gas Insurance Services
                          Limited, and a member of the Board of
                          Directors of the Federal Reserve Bank (Salt
                          Lake branch) of San Francisco; Trustee,
                          Southern Utah University.

Susan Glasmann     48     Vice President, Marketing, February 1994;
                          General Manager, Marketing, April 1991 to
                          February 1994; Manager, Corporate
                          Communications, Questar, October 1989 to April
                          1991.

Robert E. Kadlec   62     Director, March 1987; Director, Questar, March
                          1987; President and Chief Executive Officer,
                          BC Gas Inc. (Vancouver, British Columbia) to
                          December 1995; founder of Kadlec Holdings
                          (investment and consulting firm); Director, BC
                          Gas Inc., Trans Mountain Pipe Line Company
                          Ltd., British Pacific Properties Ltd., and
                          International Forest Products Limited, and
                          Advisory Director, Andersen Consulting.

Dixie L. Leavitt   66     Director, May 1987; Director, Questar, May
                          1987; founder and Chairman of the Board, Leavitt Group Agency Association (a group of approximately 54 separate insurance agencies);
                          President and Chairman of entities engaged in dairy, cattle, agriculture, and real estate operations in Utah and southern Nevada;
                          Director, Zions First National Bank.

Gary G. Michael    55     Director, February 1994; Director, Questar,
                          February 1994; Chairman and Chief Executive
                          Officer, Albertson's; Director, Albertson's and of the Federal Reserve Bank of San
                          Francisco.

S. E. Parks        44     Vice President, Treasurer and Chief Financial
                          Officer, Mountain Fuel and Questar, February
                          1996; Treasurer, Questar and Mountain Fuel,
                          May 1984.

D. N. Rose         51     President and Chief Executive Officer, October
                          1984; Director, May 1984; Executive Vice
                          President, Questar, February 1996; Director,
                          Questar, May 1984; Director, Key Bank of Utah;
                          Trustee, Westminster College.

G. H. Robinson     45     Vice President and Controller, April 1991;
                          Vice President, Marketing, March 1985 to April
                          1991.

S. C. Yeager       48     Vice President, Customer Service, April 1991;
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

ITEM 11.  EXECUTIVE COMPENSATION

      The following Summary Compensation Table lists annual and long-term compensation earned by Mr. D. N. Rose, the Company's President and Chief Executive Officer, and the other four most highly compensated officers during 1993, 1994, and 1995:


                          Summary Compensation Table

                       Annual Compensation         Long-Term Compensation

Name and                                            Restricted                All
Other                       Base                    Stock                     Other
Principal           Year    Salary($)1   Bonus($)2  Awards($)3  Options(#) 4 Compensation($) 5
D. N. Rose          1995    235,167       27,852    27,808       19,000       29,064
President and Chief 1994    209,500       36,061    36,053       19,000       21,713
Executive Officer   1993    200,417       38,572    38,525       19,000       18,786

R. D. Cash 6        1995    138,597       9,682       9,670      30,000       21,516
Chairman of the     1994    138,337      38,770      38,767      30,000       17,467
Board               1993    128,835      37,406      37,406      30,000       14,946

M. E. Benefield     1995    145,483      11,567      11,533       9,000       10,384
Vice President,     1994    139,500      15,862      15,850       9,000        9,888
Gas Supply          1993    134,050      20,163      17,136       9,000        8,743

G. H. Robinson      1995    140,000      12,081      11,029       9,000        9,882
Vice President and  1994    133,083      15,114      15,084       9,000        9,118
Controller          1993    127,533      16,223      16,223       9,000        8,107

S. C. Yeager        1995    140,000      14,081      11,029       9,000       12,459
Vice President,     1994    133,083      15,114      15,084       9,000        9,118
Customer Service    1993    127,533      16,223      16,223       9,000        8,031

      1/ Base salary amounts listed for Messrs. Robinson and Yeager for 1995 include lump-sum merit payouts that were received in lieu of base salary increases.

      2/ Amounts listed under this heading are cash payments earned and discretionary bonuses awarded under the Annual Management Incentive Plans (AMIP) for the Company and Questar (for Mr. Cash). The amounts listed for Mr. Cash are the amounts allocated to Mountain Fuel.

      3/ Amounts under this heading include the value (as of the grant date) of any restricted shares of Questar's common stock used in 1994, 1995 and 1996, in lieu of cash, as partial payment of bonuses earned under the Company's AMIP and the Company's allocated portion of the value of restricted shares granted to Mr. Cash under Questar's AMIP. All shares of restricted stock vest in two equal, annual installments occurring on the first business day in February of the first and second years following the grant date. Dividends are paid on the restricted shares at the same rate dividends are paid on other shares of Questar's common stock. As of year-end 1995, Mr. Rose had 1,928 shares of restricted stock having a market value of $64,558; Mr. Cash had 4,683 shares worth $156,881; Mr. Benefield had 851 shares worth $28,509; Messrs. Robinson and Yeager each had 808 shares worth $27,608.

      4/ Mountain Fuel's executive officers are granted stock options to purchase shares of Questar's common stock under Questar's Long-Term Stock Incentive Plan.

      5/ Amounts listed under this heading include employer matching and nonmatching contributions, matching contributions to the Deferred Share Plan, and directors' fees paid by the Company, and, for 1995 only, vacation buy-back pay. The figure opposite Mr. Rose's name for 1995 include $8,795 in contributions to the Employee Investment Plan, $8,853 in matching contributions to the Deferred Share Plan, $6,800 in director's fees, and $4,616 for unused vacation. The 1995 figure for Mr. Cash includes the Company's allocated portion of contributions to the Employee Investment Plan of $3,882, $6,800 in directors' fees paid by the Company, and the Company's allocated portion of contributions to the Deferred Share Plan of $10,834. The 1995 figure listed for Mr. Benefield includes $8,795 in contributions to the Employee Investment Plan and $1,589 in matching contributions to the Deferred Share Plan. The 1995 figure for Mr. Robinson includes $8,795 in contributions to the Employee Investment Plan and $1,087 in matching contributions to the Deferred Share Plan. The 1995 figure for Mr. Yeager includes $8,795 in contributions to the Employee Investment Plan, $1,087 in matching contributions to the Deferred Share Plan and $2,577 for unused vacation.

      6/ Mr. Cash also serves as an executive officer of Questar and other affiliated companies. The base salary shown for Mr. Cash is the combination of the amount directly paid by the Company and the amount allocated to the Company.

      The following table lists information concerning the stock options to purchase shares of Questar's common stock that were granted to Mountain Fuel's five highest paid officers during 1995 under Questar's Long-Term Stock Incentive Plan. No stock appreciation rights were granted during 1995.


                    Option Grants in Last Fiscal Year

                             % of Total
                             Options Granted
                 Options     to Employee in   Exercise or       Expiration    Grant Date
Name             Granted #1/ Last Fiscal Year Base Price ($)    Date          Value ($)2/
D. N. Rose       19,000          5.0          27.375            2/14/2005     134,710
R. D. Cash       30,000          7.8          27.375            2/14/2005     212,700
M. E. Benefield   9,000          2.3          27.375            2/14/2005      63,810
G. H. Robinson    9,000          2.3          27.375            2/14/2005      63,810
S. C. Yeager      9,000          2.3          27.375            2/14/2005      63,810

      1/ These stock options vest in four annual, equal installments, with the first installment exercisable as of August 14, 1995. Participants can use cash or previously-owned shares as consideration for option shares. Options expire when a participant terminates his employment, unless termination is caused by an approved retirement, death, or disability. Options can be exercised for three months following a participant's approved retirement and 12 months following a participant's death or disability.

      2/ When calculating the present value of options as of the date granted (February 14, 1995), Questar used the Black-Scholes option pricing model. Questar assumed a volatility of 20.81 percent, a risk free interest rate of 7.7 percent, a dividend yield of 4.16 percent and a vesting discount of 5.7 percent. The real value of the listed options depends upon the actual performance of Questar stock. There can be no assurance that the values shown in this table will be achieved.

      The following table lists information concerning the options to purchase shares of Questar's common stock that were exercised by the officers named above during 1995 and the total options and their value held by each at year-end 1995:


           Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values

                                                                  Value of Unexercisable
               Shares                   Number of Unexercisable   in-the-Money
               Acquired     Value       Options/SARs at Year-End  Options/SARs at Year-End
Name               (#)      ($)         Exercisable Unexercisable Exercisable Unexercisable
D. N. Rose     17,450       195,342     28,500       28,500       114,000     128,250
R. D. Cash          0             0     69,373       45,000       518,175     202,500
M. E. Benefield     0             0     15,500       13,500       102,563      60,750
G. H. Robinson      0             0     15,500       13,500       102,563      60,750
S. C. Yeager        0             0     20,250       13,500       147,656      60,750

      1/ The "value" is calculated by subtracting the fair market value of the shares purchased on the date of exercise minus the option price. The value is equal to the amount of ordinary income recognized by each officer. The current value of the shares may be higher or lower than the aggregate value reported in the table.

      2/ Stock appreciation rights (SARs) have not been granted since February of 1989. At year-end 1995, there were no SARs outstanding.

Retirement Plan

      Company employees (including executive officers) participate in the employee benefit plans of Questar. The Company has agreed to pay its share of the costs associated with the plans that are described below. Questar maintains a noncontributory Retirement Plan that is funded actuarially and does not involve specific contributions for any one individual. The following table lists the estimated annual benefits payable under the Retirement Plan as of December 31, 1995, and, if necessary, the Supplemental Executive Retirement Plan (the SERP). The benefits shown are based on earnings and years of service reaching normal retirement age of 65 in 1995 and do not include Social Security benefits. Benefits under the Retirement Plan are not reduced or offset by Social Security benefits.

                    PENSION PLAN TABLE

Highest Consecutive            Years of Service
Three-Year Average
Annual Compensation  15         20         25         30         35
 $150,000            $40,417    $53,890    $67,362    $71,112    $74,862
  175,000             47,542     63,390     79,237     83,612     87,987
  200,000             54,667     72,890     91,112     96,112    101,112
  225,000             61,792     82,390    102,987    108,612    114,237
  250,000             68,917     91,890    114,862    112,112    127,362
  275,000             76,042    101,390    126,737    133,612    140,487
  300,000             83,167    110,890    138,612    146,112    153,612

      Questar's Retirement Plan has a "step rate/excess" benefit formula. The formula provides for a basic benefit that is calculated by multiplying the employee's final average earnings by a specified base benefit factor and by subsequently multiplying such sum by the employee's years of service (up to a maximum of 25). This basic benefit is increased for each year of service in excess of 25 and is reduced for retirement prior to age 62. Employees also receive a supplemental benefit calculated by multiplying the difference between the employee's final average earnings and his "covered compensation" by a supplemental factor that varies by age. (The term covered compensation refers to the 35-year average Social Security wage base tied to year of an employee's birth.) Employees who retire prior to age 62 also receive a temporary supplement that is tied to years of service until they are eligible to receive Social Security benefits at age 62.

      Federal tax laws impose limits on the amount of annual compensation that can be used when calculating benefits under qualified plans and on the amount of benefits that can be paid from such plans. The SERP, a nonqualified plan, was adopted in 1987 to compensate officers who are affected by these limits; it provides for retirement benefits equal to the difference between the benefits payable under the qualified Retirement Plan and the benefits that would be payable absent such limits. All of the officers listed in the table earn annual compensation in excess of the current cap of $150,000 and all of them have vested benefits under the SERP.

      The "final average earnings" (average annual earnings for the last three years) for purposes of calculating retirement benefits for the executive officers named above in the table as of December 31, 1995, is as follows: $283,605 for Mr. Rose; $174,552 for Mr. Benefield; $162,750 for Mr. Robinson; and $162,250 for Mr. Yeager. (No figure is given for Mr. Cash because his final average earnings for purposes of the Retirement Plan and SERP would include compensation paid by the Company's affiliates.) (Mr. Benefield was eligible to participate in the early retirement program offered by the Company in the spring of 1995. As an eligible participant, he is eligible to receive the higher of his frozen benefit as of April 30, 1995, or his benefit earned under the Retirement Plan and SERP, when he does retire.) The officer's base salary, cash bonus payments, and value of restricted stock (paid in lieu of cash) reported in the Summary Compensation Table would be included in the calculation of the officer's final average earnings. The amounts reported in the Summary Compensation Table are somewhat different than the final average earnings because the latter figures include cash payments when made, not when earned, and the value of restricted stock when granted, not distributed. Dividends on the restricted shares are also included in the officer's final average earnings, but are not reported in the table. The years of credited service for the individuals listed in the compensation table are: 20 years for Mr. Cash; 27 years for Mr. Rose; 18 years for Mr. Benefield; 22 years for Mr. Robinson; and 20 years for Mr. Yeager.

      The Company also participates in Questar's Executive Incentive Retirement Plan (the EIRP). Under the terms of this nonqualified plan, a participant will receive monthly payments upon retirement until death equal to 10 percent of the highest average monthly compensation (excluding incentive compensation) paid to the officer during any period of 36 consecutive months of employment. The plan also provides for a family benefit in the event of the death of an officer. Although not required to do so, Questar and its affiliates have purchased life insurance on the life of each participant, with Questar named as owner and beneficiary. The covered officers have no rights under or to such insurance policies. All of the Company's officers listed in the compensation table have been nominated to participate in the plan, have satisfied the 15 years of service requirement and have a vested right to receive benefits under the EIRP. The annual benefits payable to the named officers under this plan as of December 31, 1995, are as follows:
Mr. Rose, $21,503; Mr. Benefield, $13,968 and Messrs. Robinson and Yeager, $13,154. (No figure is given for Mr. Cash because his compensation for purposes of calculating benefits under the EIRP would include compensation paid by the Company's affiliates.)

      Any benefits payable under the SERP are offset against payments from the EIRP. Consequently, an officer would not receive any benefits for the SERP unless his benefit under the EIRP was less than the difference between what he could be paid under Questar's Retirement Plan at the date of retirement and what he had earned under such plan absent federal tax limitations. Given this relationship between the two nonqualified plans, the amounts listed in the table above do not include benefits payable under the EIRP.

Executive Severance Compensation Plan

      Questar has an Executive Severance Compensation Plan that covers the Company's executive officers. Under this plan, participants, following a change in control of Questar, are eligible to receive compensation equal to up to two years' salary and miscellaneous benefits upon a voluntary or involuntary termination of their employment, provided that they have continued working or agree to continue working for six months following a potential change in control of Questar. This plan was originally adopted in 1983 by Mountain Fuel and was assumed by Questar as of October 2, 1984. The plan also contains a provision that limits compensation and benefits payable under the plan to amounts that can be deducted under Section 280G of the Internal Revenue Code of 1986.

      The dollar amounts payable to the Company's executive officers (based on current salaries paid by the Company) in the event of termination of employment following a change in control of Questar are as follows: $525,200 to Mr. Rose; $305,400 to Mr. Benefield; and $279,400 each to Messrs. Yeager and Robinson. (The amount payable to Mr. Cash is not given since such amount is based on each officer's total salary.) The Company's executive officers would also receive certain supplemental retirement benefits, welfare benefits, and cash bonuses.

      Under the plan, a change in control is defined to include any change in control of Questar required to be reported under Item 6(e) of
Schedule 14A of the Securities Exchange Act of 1934, as amended. A change in control is also deemed to occur once any person becomes the beneficial owner, directly or indirectly, of securities representing 15 percent or more of Questar's outstanding shares of common stock.

Directors' Fees

      All directors receive an annual fee of $4,800 payable in 12 monthly installments and fees of $500 for each meeting of the Board of Directors that they attend.

      The Company has a Deferred Compensation Plan for Directors under which directors can elect to defer all or any portion of the fees received for service as directors until their retirement from such service and can choose to have the deferred amounts earn interest as if invested in long-term certificates of deposit or be accounted for with "phantom shares" of Questar's common stock. Upon retirement, the phantom shares of stock are "converted" to their fair market cash equivalent. During 1995, several directors of the Company chose to defer receipt of all or a portion of the compensation earned by them for their service. (Any shares of phantom stock credited to directors are not included in the number of shares listed opposite their names below.)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The Company is a direct, wholly owned subsidiary of Questar. The following table sets forth information, as of December 31, 1995, with respect to each person known or believed by Questar to be the beneficial owner of 5 percent or more of its common stock:

                                   Shares and
Name and                            Nature of
Address of                         Beneficial               Percent
Beneficial Owner                    Ownership              of Class

First Security Bank of Utah         4,072,485                10.0
N.A., 79 South Main Street         Trustee for
Salt Lake City, Utah 84111      Company Employee
                                  Benefit Plans
                                    and Bank1


    1/ Of this total, First Security beneficially owns 3,971,820 shares in its role as trustee of employee benefit plans sponsored by Questar. Participating employees control the voting of such shares.

    The following table sets forth information, as of March 1, 1996, concerning the shares of Questar's common stock beneficially owned by each of the Company's named executive officers and directors and by the Company's executive officers and directors as a group:


                                    Shares Owned        Percent of
         Name of Beneficial Owner   Beneficially   Outstanding Shares1

         Directors
         Robert H. Bischoff           3,279               *
         R. D. Cash2,3,4,5,6        223,211            .55%
         W. Whitley Hawkins7          7,370               *
         Robert E. Kadlec7,8         14,750               *
         Dixie L. Leavitt6,7         18,863               *
         Gary G. Michael7             3,400               *
         D. N. Rose2,3,4             65,886            .16%

         Named Executive Officers
         M. E. Benefield2,3,4        33,977              *1
         G. H. Robinson2,3,4         30,339              *1
         S. C. Yeager2,3,4           30,655              *1

         All directors and executive503,645           1.2%1
         officers (12 individuals)9

    1/ Unless otherwise listed, the percentage of shares owned is less than .1 percent. The percentages of beneficial ownership have been calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

      2/ The Company's executive officers own shares through their participation in Questar's Employee Investment Plan. The number of shares owned through this plan as of December 31, 1995, is as follows for the named officers: Mr. Benefield, 4,631; Mr. Cash, 29,550; Mr. Robinson, 7,747; Mr. Rose, 15,814; and Mr. Yeager, 8,551.

      3/ The Company's executive officers have been granted nonqualified stock options under Questar's Stock Option Plan and Long-Term Stock Incentive Plan. The number of shares listed opposite the named officers attributable to vested options as of March 1, 1996, is as follows: Mr. Benefield, 15,500; Mr. Cash, 69,373; Mr. Robinson, 15,500; Mr. Rose, 28,500; and Mr. Yeager, 13,500.

      4/ The Company's executive officers acquired restricted shares of Questar's common stock in partial payment of bonuses earned in the 1994 and 1995 bonus plans. The number of restricted shares beneficially owned by each of the named officers as of March 1, 1996, is as follows:
Mr. Benefield, 632; Mr. Cash, 2,327; Mr. Robinson, 603; Mr. Rose, 1,485; and Mr. Yeager, 603.

      5/ Mr. Cash is the Chairman of the Board of Trustees of the Questar Corporation Educational Foundation and the Questar Corporation Arts Foundation, two nonprofit corporations that own an aggregate of 42,596 shares of Questar's common stock. As the Chairman, Mr. Cash has voting control for such shares, but disclaims any beneficial ownership of them.

      6/ Of the total shares reported for Mr. Cash, 3,270 shares are owned jointly with his wife and 4,899 are controlled by him as custodian for his son. Messrs. Leavitt and Yeager own their shares of record with their respective wives.

      7/ Messrs. Hawkins, Kadlec, Leavitt, and Michael, as nonemployee voting directors of Questar, have been granted nonqualified stock options to purchase shares of Questar's common stock as follows: Mr. Hawkins, 7,150 shares; Mr. Kadlec, 11,150 shares; Mr. Leavitt, 7,000 shares, and Mr. Michael, 2,100 shares. These shares are included in the numbers listed opposite their respective names.

      8/ Mr. Kadlec's wife owns 200 shares of common stock. Mr. Kadlec has voting control and investment control over such shares. Such shares are included in the shares listed opposite his name.

      9/ The total number of shares reported for this group includes vested options to purchase 207,648 shares of Questar's common stock.

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

      See Note H to the financial statements for additional information concerning transactions between the Company and its affiliates.


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

  10.8.1 Mountain Fuel Supply Company Annual Management Incentive Plan as amended and restated effective February 13, 1996.

  10.9.*1 Mountain Fuel Supply Company Window Period Supplemental Executive Retirement Plan effective January 24, 1991.
           (Exhibit No. 10.9. to Form 10-K Annual Report for 1990.)

  10.10.1 Mountain Fuel Supply Company Deferred Compensation Plan for Directors as amended and restated effective February 13, 1996.

  10.11.* Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Pipeline Company effective September 1, 1993.

  25.      Power of Attorney.

  27.      Financial Data Schedule.
_______________________
    *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

    1 Exhibits so marked are management contracts or compensation plans or arrangements.

    (b) Mountain Fuel did not file any Current Reports on Form 8-K during the last quarter of 1995.

ANNUAL REPORT ON FORM 10-K

ITEM 8. ITEM 14 (a) (1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


YEAR ENDED DECEMBER 31, 1995

MOUNTAIN FUEL SUPPLY COMPANY

SALT LAKE CITY, UTAH

FORM 10-K--ITEM 14 (a) (1) and (2)

MOUNTAIN FUEL SUPPLY COMPANY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following financial statements of Mountain Fuel Supply Company are included in Item 8:

Statements of income -- Years ended December 31, 1995, 1994 and
1993

Balance sheets -- December 31, 1995 and 1994

Statements of common shareholder's equity -- Years ended December
31, 1995, 1994 and 1993

Statements of cash flows -- Years ended December 31, 1995, 1994 and
1993

Notes to financial statements

Financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors


Board of Directors
Mountain Fuel Supply Company

We have audited the balance sheets of Mountain Fuel Supply Company as of December 31, 1995 and 1994, and the related statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Fuel Supply Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note G to the financial statements, Mountain Fuel
Supply Company changed its method of accounting for postemployment benefits in 1994.


ERNST & YOUNG LLP

Salt Lake City, Utah
February 9, 1996

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME

                                                 Year Ended December 31,
                                              1995        1994        1993
                                                     (In Thousands)
REVENUES - Note H                            $362,769    $378,260    $402,391

OPERATING EXPENSES
  Natural gas purchases
    From affiliates - Note H                  129,781     132,889     174,401
    From unaffiliated parties                  60,825      77,618      55,738
      Total natural gas purchases             190,606     210,507     230,139
  Operating and maintenance - Note H           93,384      94,094      92,486
  Depreciation and amortization                25,469      24,749      23,244
  Other taxes                                   9,588       9,589      10,013

    TOTAL OPERATING EXPENSES                  319,047     338,939     355,882

    OPERATING INCOME                           43,722      39,321      46,509

INTEREST AND OTHER INCOME                       4,232       7,820       1,692

DEBT EXPENSE                                  (16,580)    (15,886)    (15,423)

    INCOME BEFORE INCOME TAXES                 31,374      31,255      32,778

INCOME TAXES - Note E                           7,706       7,903       7,709

    NET INCOME                                $23,668     $23,352     $25,069

See notes to financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
BALANCE SHEETS

ASSETS

                                                            December 31,
                                                          1995        1994
                                                            (In Thousands)
CURRENT ASSETS
  Cash and short-term investments - Note D                 $1,466      $2,529
  Accounts receivable                                      36,864      47,146
  Unbilled gas accounts receivable -
    Note F                                                 25,149      26,456
  Accounts receivable from affiliates                       1,658         618
  Federal income taxes receivable                           3,971
  Inventories, at lower of average
     cost or market
    Gas stored underground                                 16,310      21,439
    Materials and supplies                                  4,605       3,502
      Total inventories                                    20,915      24,941
  Prepaid expenses and deposits                             3,843       4,279
    TOTAL CURRENT ASSETS                                   93,866     105,969

PROPERTY, PLANT AND EQUIPMENT
  Production - Note H                                      97,870      97,380
  Distribution                                            587,128     551,461
  General                                                  79,871      75,153
  Construction in progress                                 19,597      15,951
                                                          784,466     739,945
  Less allowances for depreciation
   and amortization                                       302,619     280,162
    NET PROPERTY, PLANT AND EQUIPMENT                     481,847     459,783

OTHER ASSETS
  Income taxes recoverable from
    customers - Note E                                      8,214      10,578
  Unamortized costs of reacquired debt                     10,090      10,584
  Other                                                     6,244       3,361
    TOTAL OTHER ASSETS                                     24,548      24,523

                                                         $600,261    $590,275

LIABILITIES AND SHAREHOLDER'S EQUITY

                                                            December 31,
                                                          1995        1994
                                                           (In Thousands)
CURRENT LIABILITIES
  Notes payable to Questar - Notes B and D                $56,100     $53,500
  Accounts payable and accrued expenses
    Accounts payable                                       21,794      22,566
    Accounts payable to affiliates                         16,283      11,677
    Customer refund - Note F                               11,886
    Federal income taxes payable                                        1,649
    Other taxes                                             4,762          36
    Accrued interest                                        3,676       3,730
    Other                                                   3,399       9,412
      Total accounts payable and
        accrued expenses                                   61,800      49,070
  Purchased-gas adjustments                                 9,182      17,071
    TOTAL CURRENT LIABILITIES                             127,082     119,641

LONG-TERM DEBT - Notes B and D                            175,000     175,000

OTHER LIABILITIES
  Unbilled gas revenues - Note F                           15,541      20,721
  Other                                                       488         562
    TOTAL OTHER LIABILITIES                                16,029      21,283

DEFERRED INVESTMENT TAX CREDITS                             7,157       7,541

DEFERRED INCOME TAXES - Note E                             61,391      55,025

COMMITMENTS AND CONTINGENCIES - Note F

REDEEMABLE CUMULATIVE PREFERRED STOCK
  - Notes C and D                                           4,957       6,324

COMMON SHAREHOLDER'S EQUITY
  Common stock - par value $2.50 per
   share; authorized 50,000,000 shares;
   issued and outstanding 9,189,626 shares                 22,974      22,974
  Additional paid-in capital                               41,875      41,875
  Retained earnings                                       143,796     140,612
    TOTAL COMMON SHAREHOLDER'S EQUITY                     208,645     205,461

                                                         $600,261    $590,275

See notes to financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

                                                       Additional
                                             Common     Paid-in     Retained
                                             Stock      Capital     Earnings
                                                      (In Thousands)
Balances at January 1, 1993                   $22,974     $21,875    $130,977
  1993 net income                                                      25,069
  Payment of dividends
    Preferred stock                                                      (695)
    Common stock                                                      (18,000)
Balances at December 31, 1993                  22,974      21,875     137,351
  Capital contribution                                     20,000
  1994 net income                                                      23,352
  Payment of dividends
    Preferred stock                                                      (591)
    Common stock                                                      (19,500)
Balances at December 31, 1994                  22,974      41,875     140,612
  1995 net income                                                      23,668
  Payment of dividends
    Preferred stock                                                      (483)
    Common stock                                                      (20,000)
  Redemption cost                                                          (1)
Balances at December 31, 1995                 $22,974     $41,875    $143,796

See notes to financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                              1995        1994        1993
                                                     (In Thousand)
OPERATING ACTIVITIES
  Net income                                  $23,668     $23,352     $25,069
  Depreciation and amortization                28,295      27,337      25,492
  Deferred income taxes                         6,366       5,102      (1,906)
  Deferred investment tax credits                (384)       (400)       (412)
                                               57,945      55,391      48,243
  Changes in operating assets and liabilities
    Accounts receivable                        10,549       7,448          38
    Inventories                                 4,026        (969)    (20,869)
    Prepaid expenses and deposits                (722)        460         336
    Accounts payable and accrued expenses      14,379     (16,141)     10,668
    Federal income taxes                       (5,620)        463       1,706
    Purchased-gas adjustments                  (7,889)     (8,656)      4,686
    Other                                      (4,122)     (4,853)     (7,669)
    NET CASH PROVIDED FROM
       OPERATING ACTIVITIES                    68,546      33,143      37,139

INVESTING ACTIVITIES
  Capital expenditures                        (51,413)    (53,816)    (50,658)
  Proceeds from disposition and transfer
    of property, plant and equipment            1,054       9,482         991
     CASH USED IN INVESTING
       ACTIVITIES                             (50,359)    (44,334)    (49,667)

FINANCING ACTIVITIES
  Capital contribution                                     20,000
  Redemption of preferred stock                (1,367)     (1,201)     (1,201)
  Issuance of long-term debt                               17,000      91,000
  Redemption of long-term debt                                        (99,126)
  Change in notes payable to Questar            2,600      (4,300)     38,900
  Payment of dividends                        (20,483)    (20,091)    (18,695)
    CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                    (19,250)     11,408      10,878
    Change in cash and short-term
      investments                              (1,063)        217      (1,650)
Beginning cash and short-term investments       2,529       2,312       3,962
    ENDING CASH AND SHORT-TERM
       INVESTMENTS                             $1,466      $2,529      $2,312

NONCASH TRANSACTION
  Recording of unbilled revenues                                      $27,313

See notes to financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
NOTES TO FINANCIAL STATEMENTS

Note A - Summary of Accounting Policies

Mountain Fuel Supply Company (the Company or Mountain Fuel) is a wholly-owned subsidiary of Questar Corporation (Questar).

Business and Regulation: The Company's business consists of natural gas distribution operations for residential, commercial and industrial customers. Mountain Fuel is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). While Mountain Fuel also serves a small area of southeastern Idaho, the Idaho Public Service Commission has deferred to the PSCU for rate oversight of this area. These regulatory agencies establish rates for the sale and transportation of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service including, a rate of return on investment.

The financial statements are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of nonregulated businesses because of cost-allocation methods used in establishing rates.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying
notes.   Actual results could differ from those estimates.

Revenue Recognition:   Revenues are recognized in the period that
services are provided or products are delivered.   Mountain Fuel
accrues gas distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. Mountain Fuel periodically collects revenues subject to possible refund pending final orders from regulatory agencies. In these situations the Company establishes reserves for revenues collected subject to refund.

Purchased-Gas Adjustments: Mountain Fuel accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and PSCW whereby purchased-gas costs that are different from those provided for in the present rates are accumulated and recovered or credited through future rate changes.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. The provision for depreciation and amortization is based upon rates which will amortize costs of assets over their estimated useful lives. The costs of natural gas distribution property, plant and equipment, excluding gas wells, are amortized using the straight-line method ranging from 3% to 33% per year and averaging 3.9% in 1995. The costs of gas wells were amortized using the units-of-production method at $.17 per Mcf of natural gas production during 1995. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company will adopt Statement No. 121 in 1996 and does not expect a significant effect to either operating results or financial postion.

Credit Risk: The Company's primary market area is the Rocky Mountain region of the United States. The Company's exposure to credit risk may be impacted by the concentration of customers in this region due to changes in economic or other conditions. The Company's customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves and customer deposits have adequately provided for usual and customary credit-related losses. The carrying amount of trade receivables approximates fair value.

Income Taxes: Mountain Fuel records cumulative increases in deferred taxes as income taxes recoverable from customers. The Company has adopted procedures with its regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis. Mountain Fuel uses the deferral method to account for investment tax credits as required by regulatory commissions. The Company's operations are consolidated with those of Questar and its subsidiaries for income tax purposes. The income tax arrangement between Mountain Fuel and Questar provides that amounts paid to or received from Questar are substantially the same as would be paid or received by the Company if it filed a separate return. Mountain Fuel also receives payment for tax benefits used in the consolidated tax return even if such benefits would not have been usable had the Company filed a separate return.

Reacquisition of Debt: Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the life of the replacement debt in order to match regulatory treatment.

Allowance for Funds Used During Construction: The Company capitalizes the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities. This amounted to $391,000 in 1995, $397,000 in 1994 and $528,000 in 1993.

Cash and Short-Term Investments: Short-term investments consist principally of Euro-time deposits and repurchase agreements with maturities of three months or less.


Note B - Debt

The Company has a short-term line-of-credit arrangement with a bank under which it may borrow up to $500,000. The line has interest rates generally below the prime interest rate and is renewable on an annual basis. No amount was borrowed under this arrangement at either December 31, 1995 or 1994. Questar loans funds to the Company under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $56,100,000 with an interest rate of 6.01% at December 31, 1995 and $53,500,000 with an interest rate of 6.11% at December 31, 1994.

Mountain Fuel's long-term debt consists of medium-term notes with interest rates ranging from 7.19% to 8.43%, due 2007 to 2024. There are no maturities of long-term debt for the five years following December 31, 1995 and no long-term debt provisions restricting the payment of dividends. Cash paid for interest was $16,458,000 in 1995, $15,290,000 in 1994 and $14,698,000 in 1993.


Note C - Redeemable Cumulative Preferred Stock

Mountain Fuel has authorized 4,000,000 shares of nonvoting redeemable cumulative preferred stock with no par value, but a stated and redemption value of $100 per share. During 1995, the remaining shares of the $8.625 series were fully redeemed.

                                           8% Series  $8.625 Series
                                               (In Thousands)
Balance at January 1, 1993                     $5,126      $3,600
1993 redemption of stock                           (1)     (1,200)
1994 redemption of stock                           (1)     (1,200)
1995 redemption of stock                         (167)     (1,200)
Balance at December 31, 1995                   $4,957      -

Redemption requirements for the five years following
December 31, 1995, are as follows:
                                          (In Thousands)

    1996                                          $97
    1997                                          180
    1998                                          180
    1999                                          180
    2000                                          180


Note D - Financial Instruments

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                            December 31, 1995       December 31, 1994
                                            Carrying   Estimated    Carrying   Estimated
                                             Amount    Fair Value    Amount    Fair Value
                                                      (In Thousands)
Financial assets
    Cash and short-term investments            $1,466      $1,466      $2,529      $2,529
Financial liabilities
    Short-term loans                           56,100      56,100      53,500      53,500
    Long-term debt                            175,000     184,577     175,000     163,952
    Redeemable cumulative preferred stock       4,957       5,006       6,324       6,377

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


Note E - Income Taxes

The components of income taxes were as follows:

                                                 Year Ended December 31,
                                              1995        1994        1993
                                                   (In Thousands)
Federal
  Current                                       ($294)     $2,717      $9,301
  Deferred                                      7,099       4,527      (2,739)
State
  Current                                         302         484       1,428
  Deferred                                        983         575         131
Deferred investment tax credits                  (384)       (400)       (412)
                                               $7,706      $7,903      $7,709

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate to income before income taxes is explained as follows:

                                                 Year Ended December 31,
                                              1995        1994        1993
                                                    (In Thousands)
Income before income taxes                    $31,374     $31,255     $32,778

Federal income taxes at statutory rate        $10,981     $10,939     $11,472
State income taxes, net of federal income
    tax benefit                                 1,179         890       1,059
Tight-sands gas production credits             (4,376)     (4,670)     (5,463)
Investment tax credits                           (384)       (400)       (412)
Reduction in deferred income tax rate            (571)
Deferred taxes related to regulated assets
    for which deferred taxes were not
    provided in prior years                       921         921         921
Other                                             (44)        223         132
    Income tax expense                         $7,706      $7,903      $7,709

Effective income tax rate                        24.6%       25.3%       23.5%

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                December 31,
                                              1995        1994
                                               (In Thousands)
Deferred tax liabilities
  Property, plant and equipment               $73,200     $70,496
  Unamortized debt reacquisition costs          3,859       4,022
  Income taxes recoverable from customers       3,368       3,430
  Pension costs                                 1,291         360
  Other                                           893       3,023
    Total deferred tax liabilities             82,611      81,331

Deferred tax assets
  Purchased-gas adjustments                     3,489       8,486
  Alternative minimum tax and production
    credit carryovers                           6,562       5,701
  Unbilled revenues                             5,905       7,574
  Deferred investment tax credits               2,720       2,874
  Other                                         2,544       1,671
    Total deferred tax assets                  21,220      26,306
       Net deferred tax liabilities           $61,391     $55,025

Cash paid for income taxes was $7,333,000 in 1995, $6,404,000 in 1994 and $8,631,000 in 1993.

Note F - Rate Matters, Litigation and Commitments

On August 11, 1995, the PSCU approved a settlement of Mountain Fuel's general rate case filed April 13, 1995. Mountain Fuel received a $3.7 million increase in revenues. The settlement, which became effective September 1, allowed the Company to implement a weather normalization adjustment, provided about $2 million in additional revenues through a new-premises fee and added about $1.7 million from sharing capacity-release revenues. The settlement did not specify an authorized return on equity, but Mountain Fuel's allowed return on rate base increased from 10.08% to between 10.22% and 10.34%.

In December 1995, Mountain Fuel requested approval from the PSCU to make a lump sum refund of gas costs to Utah customers. The PSCU agreed with the procedure and the refund appeared as a credit on customers' February 1996 gas bills. A surplus of gas costs collected in 1995 led to the refund. The lump-sum refund was chosen as a mechanism to more quickly credit customers' accounts. Normally, amortization of either over-or under-collected gas costs requires about 12 months.

Mountain Fuel's Utah gas cost pass-through application was approved on an interim basis effective January 1, 1996. In connection with the application, the Utah Division of Public Utilities has raised issues about continuing to treat gathering costs as pass-through costs and about the reasonableness of such costs. The Company believes that its gathering costs are reasonable. The Committee of Consumer Services has requested additional information concerning a gas imbalance and may decide to raise the issue in the proceedings.

In 1993, Mountain Fuel began accruing revenues for gas delivered to residential and commercial customers but not billed at the end of the year. The impact of these accruals on the income statement has been deferred and is being recognized at the rate of $2,011,000 per year over a five-year period beginning in 1994 in accordance with a rate order received from the PSCU. This rate order also reduces customer rates by $2,011,000 per year over the same five-year period. In addition, Mountain Fuel recorded other income of $5,589,000 for a one-time reduction of gas costs associated with these unbilled revenues. This transaction resulted in additional net income of about $3.5 million in 1994.

Each year, Mountain Fuel purchases significant quantities of natural gas under numerous gas- purchase contracts with varying terms and conditions. Purchases under these agreements totalled $44,892,000 in 1995, $73,682,000 in 1994 and $85,909,000 in 1993.
Some of the agreements have terms that obligate Mountain Fuel to purchase specific quantities on a periodic basis into the future, while a few contracts have take-or-pay provisions that obligate Mountain Fuel to take delivery of a minimum amount of gas on an annual basis.

Projected natural gas purchase commitments for the next five years are reported in the table below.
These commitments are based upon current market conditions. Future changes will occur as a result of negotiations with suppliers and changes in market conditions.

                                          (In Millions)

    1996                                     $17.0
    1997                                      2.0
    1998                                      2.0
    1999                                      2.1
    2000                                      2.2

The Company has received notice that it may be partially liable in several environmental clean-up actions on sites that involve numerous other parties. Management believes that the Company's responsibility for remediation will be minor and that any potential liability will not be significant to its results of operations, financial position or liquidity.

Mountain Fuel, as a result of acquiring Questar Pipeline's gas purchase contracts, is responsible for any judgment rendered against Questar Pipeline in a lawsuit that was tried before a jury in 1994. The jury awarded an independent producer compensatory damages of approximately $6.1 million and punitive damages of $200,000 on his claims. The producer's counterclaims originally exceeded $57 million, but were reduced to less than $10 million, when the presiding judge dismissed with prejudice some of the claims prior to the jury trial. Under existing PSCU rulings, any payments resulting from this judgment will be included in Mountain Fuel's gas balancing account an recovered in its rates for natural gas service.

There are various legal proceedings against the Company. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's results of operations, financial position or liquidity.


Note G - Employee Benefits

Pension Plan: Substantially all Company employees are covered by Questar's defined benefit pension plan. Benefits are generally based on years of service and the employee's 36-month period of highest earnings during the ten years preceding retirement. It is Questar's policy to make contributions to the plan at least sufficient to meet the minimum funding requirements of applicable laws and regulations. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. Pension cost was $3,352,000 in 1995, $2,962,000 in 1994 and
$3,251,000 in 1993.

Mountain Fuel's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 1995, Questar's fair value of plan assets exceeded the accumulated benefit obligation.

Postretirement Benefits Other Than Pensions: The Company pays a portion of the health-care costs and all the life insurance costs for employees who retired prior to January 1, 1993. The plan was changed for employees retiring after January 1, 1993, to link the health-care benefit to years of service and to limit the Company's monthly health-care contribution per individual to 170% of the 1992 contribution. Employees hired after December 31, 1996, will not qualify for benefits under this plan. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, corporate and U.S. government debt obligations, and insurance company general accounts. The Company is amortizing the transition obligation over a 20-year period. Total costs of postretirement benefits other than pensions were $3,183,000 in 1995, $3,584,000 in 1994 and
$3,350,000 in 1993. Both the PSCU and the PSCW allowed Mountain Fuel to recover future costs if the amounts are funded in an external trust.

The Company's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health care and life insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. The PSCU and the PSCW have allowed Mountain Fuel to recover postemployment costs through December 31, 1994 in future rates. At December 31, 1995, the Company had a $935,000 regulatory asset that it is amortizing over the next nine years.

Employee Investment Plan: The Company participates in Questar's Employee Investment Plan (ESOP), which allows eligible employees to purchase Questar Corporation common stock or other investments through payroll deduction. The Company makes contributions of Questar Corporation common stock to the ESOP of approximately 75% of the employees' purchases and contributes an additional $200 of
common stock in the name of each eligible employee.   The Company's
expense and contribution to the plan was $1,622,000 in 1995, $1,542,000 in 1994 and $1,435,000 in 1993.


Note H - Related Party Transactions

Wexpro, an affiliated company, operates certain properties owned by Mountain Fuel under the terms of the Wexpro Settlement Agreement. The Company receives a portion of Wexpro's income from oil operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues, was $3,400,000 in 1995, $3,391,000 in 1994 and $1,028,000 in 1993.
The Company paid Wexpro for the operation of Company-owned gas properties. These costs are included in natural gas purchases and amounted to $59,831,000 in 1995, $57,870,000 in 1994 and
$49,595,000 in 1993.

Mountain Fuel purchased gas from Questar Pipeline amounting to $81,813,000 in 1993. The Company did not purchase gas from Questar Pipeline subsequent to September 1, 1993 when Questar Pipeline began operating in accordance with FERC Order No. 636. Also included in natural gas purchases are amounts paid to Questar Pipeline for the transportation, storage and gathering of Company-owned gas and purchased gas. These costs were $69,950,000 in 1995, $70,945,000 in 1994 and $38,862,000 in 1993.

Mountain Fuel has reserved transportation capacity on Questar Pipeline's system of approximately 800,000 decatherms per day and pays an annual demand charge of approximately $49.4 million for this reservation. Mountain Fuel releases excess capacity to its industrial transportation or other customers and receives a credit from Questar Pipeline for the released-capacity revenues and a portion of Questar Pipeline's interruptible-transportation revenues.

Questar InfoComm Inc. is an affiliated company that provides data processing and communication services to Mountain Fuel. The
Company paid Questar InfoComm $15,781,000 in 1995, $15,996,000 in
1994 and $14,847,000 in 1993.

Questar charges Mountain Fuel for certain administrative functions amounting to $5,283,000 in 1995, $5,814,000 in 1994 and $5,609,000
in 1993.   These costs are included in operating and maintenance
expenses and are allocated based on each affiliated company's proportional share of revenues less gas costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

The Company received interest income from affiliated companies of $10,000 in 1995, $225,000 in 1994 and $327,000 in 1993. The
Company had debt expense to affiliated companies of $1,273,000 in 1995, $134,000 in 1994, and $21,000 in 1993.


Note I - Oil and Gas Producing Activities (Unaudited)

The following information discusses the Company's oil and gas producing activities. All of the properties are cost-of-service properties with the return on investment established by state regulatory agencies. Mountain Fuel has not incurred any costs for oil and gas producing activities for the three years ended December 31, 1995. Wexpro develops and produces gas reserves owned by the Company. See Note I for the amounts paid by Mountain Fuel to Wexpro.

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

                                          Natural Gas     Oil
                                          (In Million     (In Thousands
                                          Cubic Feet)     of Barrels)
Proved Developed Reserves
Balance at January 1, 1993                    399,611         787
      Revisions of estimates                   (1,158)         57
      Extensions and discoveries               65,293           9
      Production                              (35,508)        (81)
Balance at December 31, 1993                  428,238         772
      Revisions of estimates                     (576)         13
      Extensions and discoveries               26,085         (13)
      Production                              (37,435)        (65)
Balance at December 31, 1994                  416,312         707
      Revisions of estimates                     (831)         10
      Extensions and discoveries               10,591           2
      Production                              (36,632)        (57)
Balance at December 31, 1995                  389,440         662

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1996.

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


  /s/ D. N. Rose                 President and Chief Executive
 D. N. Rose                      Officer;  Director (Principal
                                 Executive Officer)


  /s/ S. E. Parks                Vice President, Treasurer and Chief
 S. E. Parks                     Financial Officer
                                 (Principal Financial Officer)


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


March 27, 1996                   *By  /s/ D. N. Rose
  Date                                D. N. Rose, Attorney in Fact

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

 10.8.1 Mountain Fuel Supply Company Annual Management Incentive Plan as amended and restated effective February 13, 1996.

 10.9.*1 Mountain Fuel Supply Company Window Period Supplemental Executive Retirement Plan effective January 24, 1991.
            (Exhibit No. 10.9. to Form 10-K Annual Report for 1990.)

 10.10.1 Mountain Fuel Supply Company Deferred Compensation Plan for Directors as amended and restated effective February 13, 1996.

 10.11.* Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Pipeline Company effective September 1, 1993.

 25.        Power of Attorney.

 27.        Financial Data Schedule.
_______________________
    *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

    1 Exhibits so marked are management contracts or compensation plans or arrangements.