Form 10-Q
period 1996-03-31
MOUNTAIN FUEL SUPPLY CO
filed 1996-05-14
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                Class                   Outstanding as of April 30, 1996
Common Stock, $2.50 par value                  9,189,626 shares

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                             3 Months Ended        12 Months Ended
                                              March 31,             March 31,
                                                1996       1995       1996       1995
                                             (In Thousands)
REVENUES                                       $144,903   $140,815   $366,857   $370,060

OPERATING EXPENSES
  Natural gas purchases                          75,465     81,345    184,726    203,823
  Operating and maintenance                      25,421     24,763     94,042     95,116
  Depreciation                                    7,101      6,873     25,697     25,663
  Other taxes                                     3,119      3,357      9,350      9,436
    TOTAL OPERATING EXPENSES                    111,106    116,338    313,815    334,038

    OPERATING INCOME                             33,797     24,477     53,042     36,022

INTEREST AND OTHER INCOME                           709        701      4,240      7,888

DEBT EXPENSE                                     (4,272)    (4,167)   (16,685)   (15,832)

    INCOME BEFORE INCOME TAXES                   30,234     21,011     40,597     28,078

INCOME TAXES                                     11,383      7,950     11,139      6,763

    NET INCOME                                  $18,851    $13,061    $29,458    $21,315

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                              March 31,            December 31,
                                                1996       1995       1995
                                             (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                                      $1,466
  Accounts receivable                           $76,251    $69,993     67,642
  Inventories                                     7,129     21,769     20,915
  Other current assets                            3,520      4,463      3,843
    Total current assets                         86,900     96,225     93,866

Property, plant and equipment                   787,646    745,361    784,466
Less allowances for depreciation                309,748    287,332    302,619
    Net property, plant and equipment           477,898    458,029    481,847

Other assets                                     22,079     22,327     24,548

                                               $586,877   $576,581   $600,261

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                                $3,613     $1,539
  Notes payable to Questar Corporation           27,100     12,300    $56,100
  Accounts payable and accrued expenses          52,742     54,892     61,800
  Purchased-gas adjustments                      21,792     37,082      9,182
    Total current liabilities                   105,247    105,813    127,082

Long-term debt                                  175,000    175,000    175,000
Other liabilities and deferred credits           16,053     21,296     16,029
Deferred income taxes and investment
  tax credits                                    63,473     54,754     68,548
Redeemable cumulative preferred stock             4,957      6,324      4,957
Common shareholder's equity
  Common stock                                   22,974     22,974     22,974
  Additional paid-in capital                     41,875     41,875     41,875
  Retained earnings                             157,298    148,545    143,796
    Total common shareholder's equity           222,147    213,394    208,645

                                               $586,877   $576,581   $600,261

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                             3 Months Ended
                                              March 31,
                                                1996       1995
                                             (In Thousands)
OPERATING ACTIVITIES
  Net income                                    $18,851    $13,061
  Depreciation                                    7,790      7,504
  Deferred income taxes and investment
    tax credits                                  (5,075)    (7,812)
                                                 21,566     12,753
  Change in operating assets and
    liabilities                                  11,545     35,257
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                   33,111     48,010

INVESTING ACTIVITIES
  Capital expenditures                           (3,837)    (6,843)
  Proceeds from (costs of) disposition of
     property, plant and equipment                   (4)     1,093
        NET CASH USED IN INVESTING
          ACTIVITIES                             (3,841)    (5,750)

FINANCING ACTIVITIES
  Decrease in notes payable
     to Questar Corporation                     (29,000)   (41,200)
  Checks outstanding in excess of
     cash balances                                3,613      1,539
  Payment of dividends                           (5,349)    (5,128)
        NET CASH USED IN FINANCING
          ACTIVITIES                            (30,736)   (44,789)
        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS                ($1,466)   ($2,529)

MOUNTAIN FUEL SUPPLY COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 1996
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

MOUNTAIN FUEL SUPPLY COMPANY
MANAGEMENT'S ANALYSIS
March 31, 1996

Operating Results --

Following is a summary of financial and operating information for the Company:

                                             3 Months Ended        12 Months Ended
                                             March 31,             March 31,
                                                1996       1995       1996       1995
                                             (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers                $144,567   $139,823   $363,502   $365,745
    From affiliates                                 336        992      3,355      4,315
      Total revenues                           $144,903   $140,815   $366,857   $370,060
  Operating income                              $33,797    $24,477    $53,042    $36,022
  Net income                                     18,851     13,061     29,458     21,315

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales             34,417     29,578     78,789     73,673
    Industrial sales                              2,494      3,185      8,519      9,850
    Transportation for industrial
      customers                                  13,729     17,609     55,689     55,720
      Total deliveries                           50,640     50,372    142,997    139,243
  Natural gas revenue (per decatherm)
    Residential and commercial                    $3.93      $4.31      $4.11      $4.35
    Industrial sales                               2.14       2.59       2.30       2.59
    Transportation for industrial
      customers                                    0.11       0.10       0.11       0.10
  Heating degree days
    Actual                                        2,596      2,217      5,426      5,200
    Normal                                        2,743      2,743      5,801      5,801
       Warmer than normal                             5%        19%         6%        10%
  Number of customers at end of
    period                                      597,234    575,424

Revenues, net of gas costs, increased $9,968,000 or 17% in the first quarter and $15,894,000 or 10% in the 12 months ended March 31, 1996 when compared with the same periods in 1995. The increase resulted from colder temperatures, the benefits of a rate case settlement reached in the third quarter of 1995 and a 3.8% customer growth rate. Temperatures in the first quarter of 1996 were 5% warmer than normal but 17% colder than was reported in the first quarter of 1995. Temperatures were 4% colder in the 12-month period ended March 31, 1996 when compared with the same period in the prior year.

The effect of the warmer-than-normal weather in 1996 was partially offset by a weather-normalization adjustment. In addition, the rate case settlement could add about $3.7 million in annual revenues from a new-premises fee and the sharing of capacity-release credits. Mountain Fuel's allowed return on rate base increased from 10.08% to between 10.22% and 10.34%.

Volumes delivered to industrial customers decreased 22% in the first quarter of 1996 when compared with the same quarter of 1995 due to an abundance of low-cost hydroelectric power. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Mountain Fuel's natural gas purchases were lower in the 3- and 12-month periods of 1996 compared with the same periods of 1995 primarily due to lower natural gas purchase prices allowed in rates. The lower gas purchase prices were reflected in semiannual gas cost adjustments filed in February each year, which included gas costs of $1.04 per decatherm in 1996 compared with $1.43 in 1995.

Operating and maintenance expenses were 3% higher in the first quarter of 1996 because of the costs of serving more customers and inflation. Operating and maintenance expenses decreased by 1% in the 12-month period of 1996 compared with the same period in 1995. Mountain Fuel continues to streamline and consolidate operations announcing recently the closing of two more regional business offices. The Company is able to make productivity improvement gains by investing in technology. Depreciation expense was 3% higher in the first quarter of 1996 when compared to the same period in the prior year as a result of increased property, plant and equipment caused by spending for capital projects.

The effective income tax rate was 37.6% in the first quarter of 1996 compared with 37.8% in the first quarter of 1995. The Company recognized $937,000 of tight-sands gas-production credits in the first quarter of 1996 and $902,000 in the first quarter of 1995.

Questar Corporation (Questar) announced plans of becoming more of an energy-services company that can operate effectively in the new energy market place. Mountain Fuel and affiliated company, Questar Pipeline, make up the regulated services group of Questar. To improve efficiency and coordination, various financial, technical, administrative and other support functions of these two companies will be consolidated. The regulated services group also is creating a new planning and business development area to focus on new business opportunities in gas distribution, transmission and storage, both foreign and domestic.

Liquidity and Capital Resources -

Operating Activities:

Net cash provided from operating activities was $33,111,000 in the first three months of 1996 compared with $48,010,000 for the same period of 1995. A lower gas cost collected in rates and a first quarter refund of gas costs were the primary reasons for a reduction in net cash flow from operating activities in 1996.

Investing Activities:

Capital expenditures were $3,837,000 in the first three months of 1996, compared with $6,843,000 in the corresponding 1995 period.
Capital expenditures for calendar year 1996 are estimated at $55,000,000.

Financing Activities:

The Company has short-term line-of-credit arrangements with banks totaling $500,000. In addition, its parent company, Questar, loans funds to the Company under a short-term borrowing arrangement. As of March 31, Mountain Fuel had loans outstanding of $27,100,000 in 1996 and $12,300,000 in 1995 payable to Questar. No amounts were borrowed under the short-term line-of-credit arrangements at March 31, 1996. Financing activities in the first quarters of 1996 and 1995 included payment of dividends and a partial repayment of loans to Questar from net cash provided from operations. 1996 capital expenditures will be financed with net cash flow from operating activities and borrowings from Questar.

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

                                  MOUNTAIN FUEL SUPPLY COMPANY
                                       (Registrant)


May 10, 1996                        /s/D. N. Rose
    (Date)                          D. N. Rose
                                    President and Chief
                                    Executive Officer




May 10, 1996                        /s/S. E. Parks
    (Date)                          S. E. Parks
                                    Vice President, Treasurer and
                                    Chief Financial Officer