Form 10-Q
period 1996-06-30
MOUNTAIN FUEL SUPPLY CO
filed 1996-08-14
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO


                          Commission File No. 1-935


                        MOUNTAIN FUEL SUPPLY COMPANY
            (Exact name of registrant as specified in its charter)




    STATE OF UTAH                                            87-0155877
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification No.)


P.O. Box 45360, 180 East First South, Salt Lake City, Utah    84145-0360
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:       (801) 324-5555


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

                Class                    Outstanding as of July 31, 1996
Common Stock, $2.50 par value                  9,189,626 shares

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                             3 Months Ended        6 Months Ended        12 Months Ended
                                              June 30,              June 30,              June 30,
                                                1996       1995       1996       1995       1996        1995
                                             (In Thousands)
REVENUES                                        $57,927    $67,296   $202,830   $208,111   $357,488    $382,471

OPERATING EXPENSES
  Natural gas purchases                          25,144     33,930    100,609    115,275    175,940     211,203
  Operating and maintenance                      23,746     23,807     49,167     48,570     93,981      94,938
  Depreciation                                    6,842      5,924     13,943     12,797     26,615      25,419
  Other taxes                                     2,732      2,821      5,851      6,178      9,261       9,080
    TOTAL OPERATING EXPENSES                     58,464     66,482    169,570    182,820    305,797     340,640

    OPERATING INCOME (LOSS)                        (537)       814     33,260     25,291     51,691      41,831

INTEREST AND OTHER INCOME                         1,890      1,019      2,599      1,720      5,111       8,264

DEBT EXPENSE                                     (3,901)    (3,992)    (8,173)    (8,159)   (16,594)    (16,092)

    INCOME BEFORE INCOME TAXES                   (2,548)    (2,159)    27,686     18,852     40,208      34,003

INCOME TAXES (CREDITS)                           (1,931)    (2,311)     9,452      5,639     11,519       8,687

    NET INCOME (LOSS)                             ($617)      $152    $18,234    $13,213    $28,689     $25,316

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                              June 30,             December 31,
                                                1996       1995       1995
                                             (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                                      $1,466
  Accounts receivable                           $34,841    $40,315     67,642
  Inventories                                    12,299     19,590     20,915
  Other current assets                            4,124      5,026      3,843
    Total current assets                         51,264     64,931     93,866

Property, plant and equipment                   792,134    755,633    784,466
Less allowances for depreciation                312,921    293,512    302,619
    Net property, plant and equipment           479,213    462,121    481,847

Other assets                                     21,389     22,375     24,548

                                               $551,866   $549,427   $600,261

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                                $1,638     $2,406
  Notes payable to Questar Corporation           28,500      8,400    $56,100
  Accounts payable and accrued expenses          36,390     38,052     61,800
  Purchased-gas adjustments                       1,559     32,372      9,182
    Total current liabilities                    68,087     81,230    127,082

Long-term debt                                  175,000    175,000    175,000
Other liabilities and deferred credits           16,056     21,126     16,029
Deferred income taxes and investment
  tax credits                                    71,588     57,436     68,548
Redeemable cumulative preferred stock             4,954      6,218      4,957
Common shareholder's equity
  Common stock                                   22,974     22,974     22,974
  Additional paid-in capital                     41,875     41,875     41,875
  Retained earnings                             151,332    143,568    143,796
    Total common shareholder's equity           216,181    208,417    208,645

                                               $551,866   $549,427   $600,261

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                             6 Months Ended
                                              June 30,
                                                1996       1995
                                             (In Thousands)
OPERATING ACTIVITIES
  Net income                                    $18,234    $13,213
  Depreciation                                   15,312     14,132
  Deferred income taxes and investment
    tax credits                                   3,040     (5,130)
                                                 36,586     22,215
  Change in operating assets and
    liabilities                                  11,289     44,783
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                   47,875     66,998

INVESTING ACTIVITIES
  Capital expenditures                          (15,969)   (16,952)
  Proceeds from  disposition of property,
     plant and equipment                          3,291        482
        NET CASH USED IN INVESTING
          ACTIVITIES                            (12,678)   (16,470)

FINANCING ACTIVITIES
  Decrease in notes payable
     to Questar Corporation                     (27,600)   (45,100)
  Checks outstanding in excess
    of cash balances                              1,638      2,406
  Redemption of preferred stock                      (3)      (106)
  Dividends paid                                (10,698)   (10,257)
        NET CASH USED IN FINANCING
          ACTIVITIES                            (36,663)   (53,057)
        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS                ($1,466)   ($2,529)

MOUNTAIN FUEL SUPPLY COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 1996
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-and six-month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

MOUNTAIN FUEL SUPPLY COMPANY
MANAGEMENT'S ANALYSIS
June 30, 1996

Operating Results -- Following is a summary of financial and operating information for the Company:

                                             3 Months Ended        6 Months Ended        12 Months Ended
                                              June 30,              June 30,              June 30,
                                                1996       1995       1996       1995       1996        1995
                                             (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers                 $57,064    $65,984   $201,631   $205,807   $354,582    $378,347
    From affiliates                                 863      1,312      1,199      2,304      2,906       4,124
      Total revenues                            $57,927    $67,296   $202,830   $208,111   $357,488    $382,471
  Operating income (loss)                         ($537)      $814    $33,260    $25,291    $51,691     $41,831
  Net income (loss)                                (617)       152     18,234     13,213     28,689      25,316

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales             11,991     13,935     46,408     43,513     76,845      77,840
    Industrial sales                              1,858      2,068      4,352      5,253      8,309      10,226
    Transportation for industrial
      customers                                  11,046     13,952     24,775     31,561     52,783      59,652
      Total deliveries                           24,895     29,955     75,535     80,327    137,937     147,718
  Natural gas revenue (per decatherm)
    Residential and commercial                    $3.93      $3.97      $3.93      $4.20      $4.10       $4.25
    Industrial sales                               2.14       2.49       2.14       2.55       2.21        2.56
    Transportation for industrial
      customers                                    0.13       0.10       0.12       0.10       0.11        0.10
  Heating degree days
    Actual                                          617        895      3,213      3,112      5,148       5,572
    Normal                                          741        741      3,484      3,484      5,801       5,801
       Colder (warmer) than normal                (17%)         21%      (8%)      (11%)      (11%)        (4%)
  Number of customers at end of period          597,143    575,450

Revenues, net of gas costs, decreased $583,000 or 2% in the second quarter as a result of lower sales volumes caused by warmer weather that more than offset the affects of a rate case settlement. Temperatures, as measured in degree days, were 17% warmer than normal for the second quarter of 1996 compared with 21% colder than normal for the same quarter in 1995. Revenues, net of gas costs, were $9,385,000 or 10% higher for the first half of 1996 when compared with the first half of 1995 due to colder temperatures in the first quarter of 1996, the benefits of a rate case settlement and a 3.8% annual rate of growth in the number of customers. Temperatures in the first quarter of 1996 were 5% warmer than normal compared with 19% warmer than normal reported in the first quarter of 1995.

The effect of the warmer-than-normal weather in 1996 was partially offset by the provisions of the 1995 rate settlement that provides for a weather-normalization adjustment, new-premises fee and sharing of capacity release revenues. About 40 to 50% of Mountain Fuel's residential and commercial sales volumes were subjected to temperature-adjusted rates. Under the provisions of the Utah rate settlement, the weather-normalization adjustment will be extended to all residential and commercial volumes beginning October 1 unless customers inform the Company that they desire to be treated otherwise. The terms of the Utah rate case are expected to add about $3.7 million in annual revenues from a new-premises fee and the sharing of capacity-release credits. In addition to the other rate case items, Mountain Fuel's allowed return on rate base increased from 10.08% to between 10.22% and 10.34%. The Company also received approval from the Public Service Commission of Wyoming to implement a weather-normalization adjustment for all residential and commercial customers beginning September 1.

Volumes delivered to industrial customers were 19% less in the second quarter of 1996 and 21% less in the first half of 1996 when compared with the same periods of 1995 due to a continued abundance of low-cost hydroelectric power. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Mountain Fuel's natural gas purchase expenses were lower in the 1996 periods primarily due to lower natural gas purchase costs allowed in rates. The lower gas purchase prices were reflected in semi-annual gas cost adjustments filed in February each year, which included gas costs of $1.04 per decatherm in 1996 compared with $1.43 in 1995.

Operating and maintenance expenses were 1% higher in the first half of 1996 when compared with the same period of 1995 because of the costs of serving more customers and inflation partially offset by the benefits of consolidation of operations and early retirement programs. Operating and maintenance expenses decreased by 1% in the 12-month period of 1996 compared with the same period in 1995. Depreciation expenses were higher in the 1996 periods as a result of increased investment in property, plant and equipment. Surplus properties were sold in the second quarter of 1996 resulting in a $1.2 million pretax gain recorded in other income.

The effective income tax rate was 34.1% for the first half of 1996 compared with 29.9% for the first half of 1995. The Company recognized $1,898,000 of tight-sands gas-production credits in the first half of 1996 and $2,258,000 in the first half of 1995.

Mountain Fuel and affiliated company, Questar Pipeline, have consolidated various financial, technical, administrative and other support functions in an ongoing effort to improve efficiency and coordination. Questar Pipeline and Mountain Fuel comprise the Regulated Services group within Questar Corporation.


Liquidity and Capital Resources -

Operating Activities:

Net cash provided from operating activities was $47,875,000 in the first half of 1996 compared with $66,998,000 for the same period of 1995. Lower gas cost collected in rates and a first quarter refund of gas costs were the primary reasons for a reduction in net cash flow from operating activities in 1996.

Investing Activities:

Capital expenditures were $15,969,000 in the first six months of 1996 compared with $16,952,000 in the corresponding 1995 period. Capital expenditures for calendar year 1996 are estimated at $55,000,000. Construction has begun on a $4.8 million extension of service to the 1,000 residents of the Ogden Valley. The area is about 45 miles north of Salt Lake City and the site of several 2002 Winter Olympics venues.

Financing Activities:

The Company has short-term line-of-credit arrangements with banks totaling $500,000. In addition, its parent company, Questar Corporation, loans funds to the Company under a short-term borrowing arrangement. At of June 30, Mountain Fuel had loans outstanding of $28,500,000 in 1996 and $8,400,000 in 1995 payable to Questar. No amounts were borrowed under the short-term line-of-credit arrangements at June 30, 1996. Mountain Fuel's net cash provided from operating activities for the first six months of 1996 and 1995 funded capital expenditures, cash dividends and repayment of debt. Funding of 1996 capital expenditures is expected to be supplied from net cash flow provided from operations and borrowings from Questar Corporation.


                                PART II
                           OTHER INFORMATION

Item 1.    Legal Proceedings.

     a. On June 1, 1996, Mountain Fuel Supply Company (Mountain Fuel or the Company) filed a semi-annual application with the Public Service Commission of Wyoming (the PSCW) under the purchased gas adjustment provisions of the Company's Wyoming tariff. In the application, Mountain Fuel requested authorization to reflect $7,971,571 of costs in its Wyoming rates, reflecting an annualized revenue decrease of approximately $548,000 to customers. Mountain Fuel noted that its rates for natural gas service, under the proposed rate schedules, were the lowest they had been since August of 1986. The PSCW authorized the Company to reflect the decreased costs in its rates to core customers as of July 1, 1996.

     b. The Company filed a comparable application with the Public Service Commission of Utah (the PSCU) on June 12, 1996. In this application, Mountain Fuel requested authorization to reflect
$208,924,241 of costs in its Utah rates, reflecting an annualized revenue decrease of approximately $469,000. The PSCU authorized the Company to reflect the requested decrease in its rates effective July 1, 1996.

     c. On July 10, 1996, the PSCW approved Mountain Fuel's application to implement a weather normalization adjustment for Wyoming general service customers. The new mechanism, which will be effective for service as of September 1, 1996, adjusts the non-gas cost portion of a customer's monthly bill as the actual degree days in the billing cycle are warmer or colder than normal.

     d. The PSCU has not issued a final order in the Company's semi-annual portion of the balancing account application that became effective January 1, 1996. Other parties to the proceedings have raised questions about gathering costs and a gas imbalance situation. See the Company's Form 10-K Report for 1995, Items 1. and 2. Business and
Properties, "Regulation and Deregulation."

     e. Mountain Fuel and 69 other domestic companies have been named as defendants in a federal "false claims" lawsuit brought by Jack J. Grynberg on behalf of the federal government. The suit, which was filed in a federal district court in Washington, D.C., claims that pipelines and other companies have systematically reported less than the actual heating content of natural gas entering their systems, ultimately resulting in an underpayment of royalties to the federal government.
The complaint does not allege any specific undermeasurements for individual defendants or for the group of defendants. The Company believes that the lawsuit, which the Department of Justice determined not to prosecute, has no merit.


Item 5.    Other Information.

     Effective June 1, 1996, Mountain Fuel reorganized some administrative functions. Four of the Company's executive officers have responsibilities for both the Company and Questar Pipeline Company (Questar Pipeline), an affiliated transmission entity. Mr. Michael E. Benefield, age 57, was named to the new position as Vice President, Planning and Business Development and has responsibility for strategic planning, pricing, packaging, marketing, supply, alliances, acquisitions and new ventures. (Mr. Benefield had been serving as Vice President, Gas Supply.) Mr. Gary W. DeBernardi, age 53, was appointed to serve as Vice President, Technical Support and has responsibility for engineering, gas control, and codes and standards. (Mr. DeBernardi had been serving as Questar Pipeline's Vice President, Engineering and Transmission Services.) Ms. Susan Glasmann, age 48, formerly Vice President, Marketing, was named to serve as Vice President, Business Support, and has responsibility for administration, employee and public communication, continuous improvement, and marketing support. Mr. Glenn
H. Robinson, age 46, was appointed to serve as Vice President of Questar Pipeline, in addition to his responsibilities as Vice President and Controller for the Company, and has responsibility for accounting, budgeting, load forecasting, and financial planning.

     Mr. S. C. Yeager, age 49, formerly Vice President, Customer
Service, was named to the new position of Vice President and General Manager for the Company. He has responsibility for Mountain Fuel's distribution operations, customer service, and state regulatory affairs.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MOUNTAIN FUEL SUPPLY COMPANY
                                      (Registrant)



August 13, 1996                    /s/D. N. Rose
    (Date)                         D. N. Rose
                                   President and Chief
                                   Executive Officer



August 13, 1996                    /s/S. E. Parks
    (Date)                         S. E. Parks
                                   Vice President, Treasurer and
                                   Chief Financial Officer