Form 10-Q
period 1996-09-30
MOUNTAIN FUEL SUPPLY CO
filed 1996-11-13
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                Class               Outstanding as of September 30, 1996
Common Stock, $2.50 par value                  9,189,626 shares

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                        3 Months Ended          9 Months Ended          12 Months Ended
                                        September 30,           September 30,           September 30,
                                            1996        1995        1996        1995        1996        1995
                                        (In Thousands)
REVENUES                                    $42,197     $39,831    $245,027    $247,942    $359,854    $382,436

OPERATING EXPENSES
  Natural gas purchases                      16,559      16,524     117,168     131,799     175,975     209,911
  Operating and maintenance                  22,600      22,763      71,767      71,333      93,818      94,577
  Depreciation                                6,445       5,847      20,388      18,644      27,213      25,202
  Other taxes                                 1,434       2,191       7,285       8,369       8,504       8,519
    TOTAL OPERATING EXPENSES                 47,038      47,325     216,608     230,145     305,510     338,209

    OPERATING INCOME (LOSS)                  (4,841)     (7,494)     28,419      17,797      54,344      44,227

INTEREST AND OTHER INCOME                       608       1,853       3,207       3,573       3,866       9,360

DEBT EXPENSE                                 (4,087)     (3,998)    (12,260)    (12,157)    (16,683)    (16,309)

    INCOME (LOSS) BEFORE
      INCOME TAXES                           (8,320)     (9,639)     19,366       9,213      41,527      37,278

INCOME TAXES (CREDITS)                       (3,873)     (4,714)      5,579         925      12,360      11,139

    NET INCOME (LOSS)                       ($4,447)    ($4,925)    $13,787      $8,288     $29,167     $26,139

See note to the financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                        September 30,           December 31,
                                            1996        1995        1995
                                        (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                          $295      $1,466
  Accounts receivable                       $21,880      28,339      67,642
  Inventories                                17,898      24,698      20,915
  Purchased-gas adjustments                  13,206
  Other current assets                        3,889       4,662       3,843
    Total current assets                     56,873      57,994      93,866

Property, plant and equipment               806,363     769,398     784,466
Less allowances for depreciation            319,183     300,028     302,619
    Net property, plant and equipment       487,180     469,370     481,847

Other assets                                 21,126      23,982      24,548

                                           $565,179    $551,346    $600,261

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                              $606
  Notes payable to Questar Corporation       54,300     $32,700     $56,100
  Accounts payable and accrued expenses      30,737      36,686      61,800
  Purchased-gas adjustments                              16,537       9,182
    Total current liabilities                85,643      85,923     127,082

Long-term debt                              175,000     175,000     175,000
Other liabilities and deferred credits       16,072      21,169      16,029
Deferred income taxes and investment
  tax credits                                77,237      64,678      68,548
Redeemable cumulative preferred stock         4,840       6,211       4,957
Common shareholder's equity
  Common stock                               22,974      22,974      22,974
  Additional paid-in capital                 41,875      41,875      41,875
  Retained earnings                         141,538     133,516     143,796
    Total common shareholder's equity       206,387     198,365     208,645

                                           $565,179    $551,346    $600,261

See note to the financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    9 Months Ended
                                                    September 30,
                                                        1996        1995
                                                    (In Thousands)
OPERATING ACTIVITIES
  Net income                                            $13,787      $8,288
  Depreciation                                           22,507      20,709
  Deferred income taxes and investment
    tax credits                                           8,689       2,112
                                                         44,983      31,109
  Changes in operating assets and
    liabilities                                          (1,253)     33,249
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                           43,730      64,358

INVESTING ACTIVITIES
  Capital expenditures                                  (30,908)    (30,505)
  Proceeds from disposition of property,
     plant and equipment                                  3,068         209
        NET CASH USED IN INVESTING
          ACTIVITIES                                    (27,840)    (30,296)

FINANCING ACTIVITIES
  Decrease in notes payable
     to Questar Corporation                              (1,800)    (20,800)
  Checks outstanding in excess
    of cash balances                                        606
  Redemption of preferred stock                            (117)       (113)
  Dividends paid                                        (16,045)    (15,383)
        NET CASH USED IN FINANCING
          ACTIVITIES                                    (17,356)    (36,296)

        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS                        ($1,466)    ($2,234)

See note to the financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 1996
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-and nine-month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

MOUNTAIN FUEL SUPPLY COMPANY
MANAGEMENT'S ANALYSIS
September 30, 1996
(Unaudited)

Operating Results -- Following is a summary of financial and operating information for the Company:

                                        3 Months Ended          9 Months Ended          12 Months Ended
                                        September 30,           September 30,           September 30,
                                            1996        1995        1996        1995        1996        1995
                                        (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers             $41,451     $38,842    $243,082    $244,649    $357,191    $378,595
    From affiliates                             746         989       1,945       3,293       2,663       3,841
      Total revenues                         42,197      39,831     245,027     247,942     359,854     382,436
  Natural gas purchases                      16,559      16,524     117,168     131,799     175,975     209,911
    Revenues less natural gas purchases     $25,638     $23,307    $127,859    $116,143    $183,879    $172,525
  Operating income (loss)                   ($4,841)    ($7,494)    $28,419     $17,797     $54,344     $44,227
  Net income (loss)                          (4,447)     (4,925)     13,787       8,288      29,167      26,139

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales          7,575       6,826      53,983      50,339      77,594      78,697
    Industrial sales                          1,569       1,736       5,921       6,989       8,142      10,219
    Transportation for industrial
      customers                              12,391      13,585      37,166      45,146      51,589      61,206
      Total deliveries                       21,535      22,147      97,070     102,474     137,325     150,122
  Natural gas revenue (per decatherm)
    Residential and commercial                $4.29       $4.57       $3.98       $4.25       $4.08       $4.20
    Industrial sales                           2.14        2.27        2.14        2.48        2.19        2.50
    Transportation for industrial
      customers                                0.12        0.10        0.12        0.10        0.11        0.10
  Heating degree days
    Actual                                      144          77       3,357       3,189       5,215       5,625
    Normal                                      110         110       3,594       3,594       5,801       5,801
       Colder (warmer) than normal              31%       (30%)        (7%)       (11%)       (10%)        (3%)
 Number of customers at end of period      603,647     579,352

Revenues less natural gas purchases were higher for the 1996 periods presented when compared with the same periods of 1995 due to colder weather, an increase in the number of customers served and a favorable late 1995 rate case settlement. With the exception of the third quarter of 1996, temperatures were warmer than normal in the periods presented. The number of customers served by the Company grew 4.2% since September 30, 1995.

The provisions of the 1995 rate case settlement with the Public Service Commission of Utah provide for a weather-normalization adjustment, a new customer connection fee and sharing of transportation capacity release credits. The weather-normalization adjustment results in an adjustment in revenues for weather variations above or below normal temperatures. Under the provisions of the Utah rate settlement, the weather-normalization adjustment will be extended to all residential and commercial volumes beginning October 1, 1996.
Utah residential customers could choose to be exempt from this adjustment by notifying the Company prior to October 1. However, less than 1 percent of the Company's residential customers chose this exemption. The Company received approval from the Public
Service Commission of Wyoming to implement a weather-normalization adjustment for all residential and commercial customers beginning September 1, 1996. The other terms of the settlement of the Utah rate case are expected to add about $3.7 million in annual revenues and authorized an increase in Mountain Fuel's allowed return on rate base from 10.08% to between 10.22% and 10.34%.

Volumes delivered to industrial customers were 9% less in the third quarter of 1996 and 17% less in the first nine months of 1996 when compared with the same periods of 1995 due to a continued abundance of low-cost hydroelectric power. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Mountain Fuel's natural gas purchase expenses were lower for the 9-and 12-month periods of 1996 primarily due to lower natural gas purchase costs allowed in rates. The lower gas purchase prices were reflected in semi-annual gas cost adjustments filed in August of each year, which included gas costs of $1.08 per decatherm in 1996 compared with $1.31 in 1995. The purchased gas cost adjustment account changed from a $16,537,000 liability at September 30, 1995 to a $13,206,000 receivable at Sepetmber 30,
1996 as a result of the lower allowed gas costs. Natural gas purchase expenses were slightly higher for the third quarter of 1996 when compared with the third quarter of 1995 due primarily to an increase in sales volumes.

Operating and maintenance expenses were 1% higher in the first nine months of 1996 when compared with the same period of 1995 because of the costs of serving more customers and inflation partially offset the benefits of consolidation of operations and early retirement program. Operating and maintenance expenses decreased by 1% for the 3- and 12-month periods of 1996 compared with the same period in 1995. A successful third quarter 1996 settlement of issues related to state property tax assessments spanning 1988 through 1992 resulted in a $900,000 reduction of expense reported in other taxes. Depreciation expenses were higher in the 1996 periods as a result of increased investment in property, plant and equipment. Interest and other income for the 12 months ended September 30, 1995 includes an addition to income of $5,589,000 for a one-time reduction in gas costs associated with unbilled revenues from December 1994.

The effective income tax rate was 28.8% for the first nine months of 1996 compared with 10% for the first nine months of 1995. A lower income before income taxes combined with higher tight-sands gas-production credits caused the lower effective tax rate for 1995. The Company recognized $2,456,000 of tight-sands gas-production credits in the 1996 period and $3,227,000 in the 1995 period.

Mountain Fuel and an affiliated company, Questar Pipeline, continue work to consolidate various financial, technical, administrative and other support functions in an ongoing effort to improve efficiency and coordination. Questar Pipeline and Mountain Fuel comprise the Regulated Services group of Questar Corporation.


Liquidity and Capital Resources -

Operating Activities:

Net cash provided from operating activities was $43,730,000 for the first nine months of 1996 compared with $64,358,000 for the same period of 1995. Lower gas cost collected in rates and a first quarter refund of gas costs were the primary reasons for a reduction in net cash flow from operating activities in 1996.

Investing Activities:

Capital expenditures were $30,908,000 in the first nine months of 1996 compared with $30,505,000 in the corresponding 1995 period.
Capital expenditures for calendar year 1996 are estimated at $55,000,000.

Financing Activities:

The Company has short-term line-of-credit arrangements with banks totaling $500,000. In addition, its parent company, Questar Corporation, loans funds to the Company under a short-term borrowing arrangement. At September 30, Mountain Fuel had loans outstanding of $54,300,000 in 1996 and $32,700,000 in 1995 payable to Questar. No amounts were borrowed under the short-term line-of-credit arrangements at September 30, 1996. Mountain Fuel's net cash provided from operating activities for the first nine months of 1996 and 1995 funded capital expenditures, cash dividends and repayment of debt. Funding of 1996 capital expenditures is expected to be supplied from net cash flow provided from operations and borrowings from Questar Corporation.
>PAGE>

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

                                       MOUNTAIN FUEL SUPPLY COMPANY
                                              (Registrant)



November 12, 1996                        /s/D. N. Rose
    (Date)                               D. N. Rose
                                         President and Chief
                                         Executive Officer



November 12, 1996                        /s/S. E. Parks
    (Date)                               S. E. Parks
                                         Vice President, Treasurer and
                                         Chief Financial Officer