Form 10-K
period 1996-12-31
MOUNTAIN FUEL SUPPLY CO
filed 1997-03-31
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

(Mark One)
  x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No
State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 21, 1997: $0.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 21, 1997: 9,189,626 shares of Common Stock, $2.50 par value. (All shares are owned by Questar Regulated Services Company.)

                            TABLE OF CONTENTS


Heading                                                             Page

                                 PART I

Items 1.
and 2.     BUSINESS AND PROPERTIES......................................
              General...................................................
              Gas Distribution..........................................
              Gas Supply................................................
              Competition, Growth and Unbundling........................
              Regulation................................................
              Relationships with Affiliates.............................
              Employees.................................................
              Environmental Matters.....................................
              Research and Development..................................

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

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT........................................

Item 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS.................................................

                                 PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K......................................

SIGNATURES..............................................................

                                FORM 10-K
                           ANNUAL REPORT, 1996
                                 PART I
ITEMS 1. and 2.  BUSINESS AND PROPERTIES

General

      Mountain Fuel Supply Company (Mountain Fuel or the Company) distributes natural gas to more than 618,000 sales and transportation customers in Utah, southwestern Wyoming, and a small section in southeastern Idaho. During 1996, the Company was aligned with Questar Pipeline Company (Questar Pipeline) to form the Regulated Services segment of Questar Corporation (Questar), which is a publicly-owned integrated provider of energy services.

      The Company, through a predecessor, began distributing natural gas in 1929 when a pipeline was built to transport natural gas from southwestern Wyoming to Salt Lake City, Utah. Between 1929 and the present time, Mountain Fuel gradually expanded the boundaries of its distribution system to include over 90 percent of Utah's population and to capture a market share of over 90 percent for furnaces and water heaters.

      The Company has traditionally capitalized on two competitive advantages, owning natural gas reserves and offering a full-range of services to customers at reasonable prices. Mountain Fuel intends to maintain its competitive position in its traditional service area, even as deregulation and unbundling may open the area to other players, and to take advantage of opportunities to expand its range of activities. During 1996, Mountain Fuel improved its overall efficiency by consolidating specified "shared service" functions within the new Regulated Services segment.

Gas Distribution

      As of December 31, 1996, Mountain Fuel was serving 618,231 residential, commercial, and industrial customers, a 4.3 percent increase from the 592,738 customers served as of the end of 1995. (Customers are defined in terms of active meters.) Mountain Fuel distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Approximately 96 percent of Mountain Fuel's customers are in Utah. The Company also serves the communities of Rock Springs, Green River, and Evanston in southwestern Wyoming and the community of Preston in southeastern Idaho. Mountain Fuel has been granted the necessary regulatory approvals by the Public Service Commission of Utah
(PSCU), the Public Service Commission of Wyoming (PSCW), and the Public Utilities Commission of Idaho (PUCI) to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

      Mountain Fuel added almost 25,500 customers in 1996, which was the third consecutive year in which the Company added at least 20,000 customers. Most of the customer growth was attributable to new housing, although the Company continues to add customers in its traditional and new service areas that are converting to natural gas. The population of Mountain Fuel's service area in Utah continues to grow faster than the national average. The Company expects to add at least 22,000 customers in 1997 and to add 15,000-20,000 customers per year for the remainder of the century.

      Mountain Fuel's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 decatherms (Dth) per year) uses more than 75 percent of his total gas requirements in the coldest six months of the year.
The Company's revenue forecasts used to set rates are based on normal temperatures. Historically, Mountain Fuel's revenues and resulting net income have been affected by temperature patterns that are below or above normal. As measured in degree days, temperatures in the Company's service area were 9 percent warmer than normal; 1996 was the third consecutive year in which temperatures have been warmer than normal.

      Mountain Fuel's sensitivity to weather and temperature conditions has been ameliorated by adopting a weather normalization mechanism for its general service customers in Utah and Wyoming. The mechanism adjusts the non-gas cost portion of a customer's monthly bill as the actual degree days in the billing cycle are warmer or colder than normal. This mechanism reduces the sometimes dramatic fluctuations in any given customer's monthly bill from year to year.

      During 1996, Mountain Fuel sold 80,844 thousand decatherms (MDth) of natural gas to residential and commercial customers, compared to 73,950 MDth in 1995. (A Dth is an amount of heat energy equal to 10 therms or 1 million Btu. In the Company's system, each thousand cubic feet (Mcf) of gas equals approximately 1.07 Dth.) General service sales to residential and commercial customers were responsible for over 88 percent of Mountain Fuel's total revenues in 1996.

      Mountain Fuel has designed its distribution system and annual gas supply plan to handle design-day demand requirements. The Company periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 1996-97 heating season, Mountain Fuel used a design-day demand of 911,067 Dth for firm customers. The Company is also obligated to have pipeline capacity, but not gas supply, for firm transportation customers. Mountain Fuel's management believes that the distribution system is adequate to meet the demands of its firm customers.

      Mountain Fuel's total industrial deliveries, including both sales and transportation, decreased during 1996, declining from 68,779 MDth in 1995 to 58,083 MDth in 1996. Sales to industrial users declined after three consecutive years of increases and moved from 9,210 MDth in 1995 to 8,584 MDth in 1996. The decline in total industrial deliveries between the two years is not an adverse reflection concerning Utah's economic situation, which continues to be very attractive. The decline reflects a decline in the use of gas for power generation due to the availability of low-cost electricity from hydroelectric facilities in the Pacific Northwest.

      The majority of Mountain Fuel's interruptible sales service customers pay rates based on the Company's weighted average cost of purchased gas, which is periodically lower for some customers than the cost of purchasing volumes directly from producers and paying transportation rates. The Company also has an interruptible sales rate utilizing a dedicated gas portfolio. Mountain Fuel's tariff permits industrial customers to make annual elections for interruptible sales or transportation service.

      Mountain Fuel has been providing transportation service since 1986. Under the Company's current rate schedules, a typical interruptible transportation customer pays block rates ranging from $.12 to $.02 per Dth. Mountain Fuel receives demand cost credits from Questar Pipeline for transportation customers who use the Company's released capacity. These credits totaled approximately $9.1 million for 1996.

      Mountain Fuel's largest transportation customers, as measured by revenue contributions, are the Geneva Steel plant in Orem, Utah; Utah Power, an electric utility that uses gas for an electric generating plant in Salt Lake City; the Kennecott copper processing operations, located in Salt Lake County; and the mineral extraction operations of Magnesium Corporation of America in Tooele County west of Salt Lake. These transportation customers reduced their volumes during late 1995 and 1996 when the spot prices for electricity were lower than the cost of electricity generated by using natural gas.

      Mountain Fuel owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 18,685 miles of street mains, service lines, and interconnecting pipelines. The Company has consolidated many of its activities in its operations center, warehouse and garage located in Salt Lake City, Utah. Mountain Fuel continues to own field offices and service center facilities in other parts of its service area. The mains and service lines are constructed pursuant to franchise agreements or rights-of-way. The Company has fee title to the properties on which its operation and service centers are constructed.

Gas Supply

      Mountain Fuel owns natural gas producing properties in Wyoming, Utah and Colorado that are operated by Wexpro Company (Wexpro) and uses the gas produced from these properties for its base-load demand. The Company's investment in these properties is included in its utility rate base. Mountain Fuel, as part of its 1993 Utah general rate case, received regulatory approval to reserve "cost-of-service" gas for firm sales customers. During 1996, approximately 54 percent of the Company's total system requirement was satisfied with cost-of-service gas produced from over 550 wells in more than 40 fields. (As defined, cost-of-service gas includes related royalty gas.) The volumes produced from such properties are transported for Mountain Fuel by Questar Pipeline. See "Relationships with Affiliates." During 1996, 49,086 MDth of gas were delivered from such properties, compared to 53,476 MDth in 1995. Mountain Fuel estimates that it had reserves of 359,877 million cubic feet (MMcf) of natural gas as of year-end 1996 compared to 389,440 MMcf as of year-end 1995. (These reserve numbers do not include gas attributed to royalty interest owners. Reserve numbers are typically reported in volumetric units, such as MMcf, that don't reflect heating values.) The average wellhead cost associated with gas volumes produced from Mountain Fuel's cost-of-service reserves was $1.15 per Dth in 1996 (compared to $1.73 per Dth of purchased gas).

      Some of the wells on Mountain Fuel's producing properties qualify for special tax credits, commonly referred to as "Section 29" or "tight sands" tax credits. During 1996, Mountain Fuel, as the party with the economic interest in the gas produced from such wells, claimed $3.2 million in Section 29 tax credits. To qualify for the special tax credits, production must flow from wells that meet specified tight sands criteria and that commenced drilling prior to January 1, 1993. Only gas volumes produced prior to January 1, 2003, are eligible for the special tax credit.

      Mountain Fuel stores up to 12.5 billion cubic feet of gas at Clay Basin, a base-load storage facility owned and operated by Questar
Pipeline. Company-owned gas is stored at Clay Basin during the summer and withdrawn during the heating season.

      The Company has been directly responsible for all of its gas acquisition activities since September 1, 1993. Mountain Fuel has a balanced and diversified portfolio of approximately 58 gas supply contracts with more than 28 suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. The Company purchases gas on the spot market and under contracts, primarily during the heating season. Mountain Fuel's gas purchase contracts have market-based provisions and are either of short-duration or renewable on an annual basis upon agreement of the parties. Mountain Fuel's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In the Company's last semi-annual purchased gas cost filing, it estimated that its 1997 average wellhead cost of field purchased gas would be $1.65 per Dth. Although Mountain Fuel has contracts with take-or-pay provisions, it currently has no material take-or-pay liabilities.

Competition, Growth, and Unbundling

      Mountain Fuel has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas and with the services provided in conjunction with natural gas, has permitted the Company to retain over 90 percent of the residential space heating and water heating markets in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah. These competitive advantages are responsible for the Company's ability to attract residential users of alternate energy sources to gas in its service areas in central and southwestern Utah even though such users are temporarily required to pay higher rates than their counterparts in the more populated areas of Utah. (The first group of these customers will begin paying standard rates in the fall of 1997.)

      Mountain Fuel, during 1996, continued to expand the size of its customer base in new and existing service areas as Utah's growth rate exceeded the national average. The Company extended service to Ogden Valley, an area east of Ogden, Utah, during 1996 and has recently sought regulatory approval to extend service to Panguitch, in southern Utah.

      The Company continues to focus marketing efforts to develop incremental load in existing homes and new construction. Most households in Mountain Fuel's service area already use natural gas for space heating and water heating. The Company's market share for other secondary appliances, e.g., ranges and dryers, has historically been less than 20 percent, which is significantly lower than its over 90 percent market share for furnaces and water heaters.

      Mountain Fuel has marketing campaigns to convince existing customers to take advantage of natural gas's lower prices, favorable environmental qualities, and greater efficiency by converting other appliances to natural gas. The Company also has marketing campaigns to convince contractors to install the necessary lines for gas fireplaces, ranges, and dryers in new homes. Mountain Fuel estimates that about 40 percent of the new homes constructed in its service area include piping for gas fireplaces and approximately 40-50 percent of such homes had piping for gas dryers or ranges. As a result of its contacts with appliance dealers, the Company receives information about the sales of gas appliances and has been pleased with the growth of sales for fireplaces, ranges and dryers.

      The Company believes that it must maintain a competitive price advantage in order to retain its residential and commercial customers and to build incremental load by convincing current customers to convert additional secondary appliances to natural gas. Although Mountain Fuel's rates for general service customers in Utah increased effective January 1, 1997, they continue to be lower now than they were 12 years ago. Using rates in effect as of January 1, 1997, the typical residential customer in Utah would have an annual bill of $512.38, compared to an annual bill of $607.07, based on rates in effect as of January 1, 1985.

      Historically, Mountain Fuel's competitive position has been strengthened as a result of owning natural gas producing properties and satisfying as much as approximately 50-60 percent of its system requirements with the cost-of-service gas produced from such properties. Mountain Fuel has developed an annual gas supply plan that provides for a judicious balance between cost-of-service gas and purchased gas. The Company believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best short- and long-term interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties. Mountain Fuel reserves cost-of-service gas for firm sales customers.

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

      The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of the Company's service area and can provide an alternative delivery source to transportation customers. As of the date of this report, Mountain Fuel has lost no industrial load as a result of the Kern River line. The existence of the Kern River pipeline, however, coupled with the open-access status of Questar Pipeline's transmission system, has changed the nature of market conditions for the Company. Large industrial customers in Utah's Wasatch Front area could acquire taps on Kern River's system or could take delivery of gas through a new tap that Mountain Fuel obtained in 1994. Mountain Fuel's Hunter Park tap on Kern River in Salt Lake County enables the Company to obtain delivery of additional peak-day supplies to meet increasing demand. The existence and location of the Kern River pipeline system also made it possible for the Company to extend service into new areas in rural Utah and to develop a second source of supply for its central and southern Utah system.

      As of September 1, 1997, Mountain Fuel's transportation customers will no longer be required to pay a special additional charge if they don't use the Company's upstream capacity on Questar Pipeline. The cessation of this charge, which was approved by the PSCU for a transitional period, may lead to increased competition, discounted released capacity revenues, and a reduction in the revenues retained by the Company. Mountain Fuel, for Utah rate-making purposes, currently retains 10 percent of such revenues (reduced from 20 percent effective February 18, 1997) and credits 90 percent of such revenues to its gas balancing account.

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

      Mountain Fuel has adopted innovative and productivity-enhancing measures to deal with competitive pressures during the last several years. One measure of improved efficiency is the number of customers served per employee. This ratio has improved from 388 customers per employee for 1994 to 423 customers per employee for 1995 and to 453 in 1996.

      Mountain Fuel and all local distribution companies are faced with the challenges and opportunities posed by the unbundling and restructuring of traditional utility services. As a local distribution company, Mountain Fuel owns and controls the lines through which gas is delivered, is the only supplier of natural gas to residential customers, measures the consumption of gas used by its customers, and bills for consumption and related services. The services provided by Mountain Fuel are packaged and priced as a "bundle." Most "unbundling" discussions focus on commodity unbundling for residential and commercial customers to separate the commodity supply from the transportation service. (Industrial customers have enjoyed the benefit of this supplier choice for the last 10 years.)

      Mountain Fuel has been reviewing the opportunities associated with unbundling. The Company believes that it is well-positioned to succeed in a competitive environment. It has sophisticated customer information systems that may allow it to perform billing and dispatch services for other companies. Mountain Fuel is an efficient natural gas company, a statement that is supported by such statistics as an operating and maintenance expense of $158 per customer, a customer to employee ratio of 453 to 1, and an overall customer satisfaction rating in excess of 90 percent. In addition, the Company's operating efficiency is buttressed by owning the reserves to meet over 50 percent of its current demand. Mountain Fuel intends to maintain its competitive position within its own service area and to take advantage of opportunities in new markets.

Regulation

      Mountain Fuel and all retail distribution companies have been subject to governmental regulation, as a substitute for competition. Other regulated industries, airline, trucking, telecommunication, financial service and interstate pipeline, have been and are being deregulated, and competitive market forces are forcing these industries to place more emphasis on operating efficiency. The substitution of competition for regulation will cause Mountain Fuel and other distribution companies to continue to review their costs and levels of service.

      Mountain Fuel currently intends to apply, during 1997, for regulatory approval to unbundle certain services in Wyoming. Although the details of the proposal have not been worked out, the Company expects to offer a proposal that would allow Wyoming general service customers to choose alternative suppliers of natural gas.

      The Company intends to file this application in Wyoming for several reasons. The PSCW has already permitted one utility, KN Energy, Inc., to unbundle services to a portion of its customers. Nothing comparable has been done in Utah, where the Company is the dominant natural gas utility. Mountain Fuel has approximately 21,300 customers in Wyoming, compared to 595,600 customers in Utah. The Company's Wyoming customers live in areas that are close to producing fields and several pipelines. Mountain Fuel believes that it can conduct a small-scale project in Wyoming and gain a better understanding of the complexities and opportunities associated with unbundling services.

      The State of Utah and the PSCU are actively involved with reviewing the restructuring and unbundling of telephone and electric utility services. Given Mountain Fuel's attractive rates and high customer service ratings, the Company does not believe that Utah regulators or residential consumers will push for rapid unbundling in Utah.

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

      Mountain Fuel has consistently endeavored to balance the costs of adding more than 20,000 customers each year with the cost savings associated with reducing its labor costs and consolidating its activities. The Company's revenues and resulting net income were favorably affected by a settlement in its 1995 Utah general rate case that permitted Mountain Fuel to incorporate a weather normalization mechanism in its rates on a phased-in basis, to collect a new-customer premises charge, and to change the method for crediting revenues when it "releases" pipeline capacity.

      On January 8, 1997, the Utah Division of Public Utilities (Division) filed a motion with the PSCU seeking an investigation into the reasonableness of Mountain Fuel's rates on the basis that the Company was overearning. The Division subsequently withdrew its motion when the Company agreed to reduce revenues by an annualized amount of $2.8 million by modifying the new premises fee, reducing the capacity-release revenue sharing, and reducing block rates on a uniform percentage basis. The settlement agreement was approved by the PSCU effective February 18, 1997.

      Both the PSCU and the PSCW have authorized the Company to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes at least as frequently as semi-annually. Mountain Fuel's latest semi-annual balancing account applications become effective January 1, 1997. The Company's base rates for natural gas service in both Utah and Wyoming were increased as a result of an overall increase in the cost of gas. In its Utah application, the Company requested regulatory approval of a
4.58 percent increase in rates; the Company's Wyoming application reflected an increase of 2.59 percent. Mountain Fuel's gas balancing accounts are currently undercollected, reflecting higher than expected gas costs.

      The Company's 1996 and 1997 pass-through applications have been approved on an interim basis by the PSCU. The Division has raised some concerns about gathering costs, particularly the cost-of-service rates charged by Questar Gas Management Company (Questar Gas Management). The Utah Committee of Consumer Services, another state agency, has been requesting additional information concerning no-notice service and transportation balancing. As of the date of this report, these issues have not been addressed before the PSCU.

      Mountain Fuel does not expect to file a general rate case application with the PSCU or PSCW in 1997. The Company is allowed the opportunity to earn a return on rate base of 10.22 to 10.34 percent in Utah and 10.4 percent in Wyoming.

      Mountain Fuel's responsibility for gas acquisition activities involves inherent risks of regulatory scrutiny. In the past, the Company has been involved in regulatory proceedings in which the prudence of its gas supply activities has been challenged, but has successfully defended its activities and has not incurred any significant disallowance of gas costs.

      Under Utah law, Mountain Fuel must report dividends paid on its common stock to the PSCU and must allow at least 30 days between declaring and paying dividends. The PSCU can investigate any dividend declared by the Company to determine if payment of such dividend would impair the Company's capital or service obligations. The PSCW and the PUCI, but not the PSCU, have jurisdiction to review the issuance of long-term securities by the Company.

      The Company has significant relationships with its affiliates. The PSCU and PSCW have jurisdiction to examine these relationships and the costs paid by the Company for services rendered by or goods purchased from its affiliates. A settlement agreement involving Mountain Fuel's cost-of-service gas and defining certain contractual obligations between Mountain Fuel and Wexpro is monitored by the Division and its agents.

      The PSCU and PSCW have adopted regulations or issued orders that affect the Company's business practices in such areas as main extensions, credit and collection activities, and termination of service standards.

Relationships with Affiliates

      The Company has significant business relationships with affiliated companies, particularly Questar Pipeline, Wexpro, Questar Gas
Management, and Questar InfoComm, Inc. (Questar InfoComm). The following diagram shows the corporate structure of the Company and its primary affiliates:

      Questar Corporation
         Questar InfoComm, Inc.
         Entrada Industries, Inc.
            Wexpro Company
            Questar Gas Management Company
            Celsius Energy Company
            Questar Energy Trading Company
            Universal Resources Corporation
            Questar Energy Services, Inc.
        Questar Regulated Services Company
            Mountain Fuel Supply Company
            Questar Pipeline Company

      The Company's relationships with its primary affiliates are described below.

      Questar Pipeline Company. Questar Pipeline owns a two-pronged transmission system running from southwestern Wyoming into Mountain Fuel's Utah service area. Questar Pipeline's historic function as the Company's supplier ended September 1, 1993, when Questar Pipeline's gas purchase contracts were transferred to Mountain Fuel and when the Company converted its firm purchase capacity entitlements to firm transportation service. Mountain Fuel has reserved about 800,000 Dth per day or approximately 72 percent of Questar Pipeline's total transmission capacity.

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

      During 1996, Questar Pipeline transported 100,161 MDth of gas for Mountain Fuel, compared to 79,872 MDth in 1995. Under Questar Pipeline's "straight fixed-variable" rate schedules, Mountain Fuel is obligated to pay demand charges for firm capacity, regardless of the volumes actually transported. The Company paid approximately $45.8 million in demand charges to Questar Pipeline in 1996 for firm transportation capacity and "no notice" transportation. Questar Pipeline also credits Mountain Fuel with revenues it receives from transportation customers that use the Company's released capacity. During 1996, Mountain Fuel received $9.1 million in revenue credits from Questar Pipeline. (During 1996, 80 percent of this revenue, for Utah rate making purposes, was credited to the Company's gas balancing account. As of February 18, 1997, 90 percent of this revenue is credited to Mountain Fuel's gas balancing account.)

      Mountain Fuel purchases storage capacity at Clay Basin, a large base-load storage facility operated by Questar Pipeline, and also has peaking storage capacity at three additional storage reservoirs owned by Questar Pipeline. The Company paid Questar Pipeline $13.6 million in demand charges during 1996 in connection with storage services.

      In mid-1996, Questar Pipeline and Mountain Fuel were placed under the same management team of officers and linked to form the Regulated Services unit of Questar. This reorganization was completed as of January 1, 1997, when both entities became subsidiaries of Questar Regulated Services Company (Regulated Services) and when employees performing specified functions were transferred to Regulated Services.

      Employees in all three entities share base and incentive compensation plans and are expected to work closely together to improve administrative efficiency and customer service. Mountain Fuel expects that its administrative costs will be lower than otherwise experienced as a result of this reorganization.

      Questar Gas Management Company. On March 1, 1996, Questar Pipeline's gathering facilities were transferred to Questar Gas Management, which subsequently was moved to the Market Resources segment of Questar. During 1996, Questar Gas Management gathered 30,199 MDth of natural gas for Mountain Fuel, compared to 31,691 MDth in 1995. (The 1996 volume for which it was paid $14.5 million and revenue figures include gas gathered by and monies paid to Questar Pipeline prior to the transfer.) The Company paid $14.5 million for gathering services.
Under the terms of the gathering agreement between the parties, Questar Gas Management will gather gas volumes produced from cost-of-service properties for the life of such properties and charge cost-of-service rates. The Company's contractual obligation to use Questar Gas Management to gather field-purchased gas terminates in 1997.

      Wexpro Company. Wexpro, another company within Questar's Market Resources segment, operates certain properties owned by Mountain Fuel. Under the terms of a settlement agreement, which was approved by the PSCU and PSCW and upheld by the Utah Supreme Court, Mountain Fuel owns gas produced from specified properties that were productive as of August 1, 1981 (the effective date of the settlement agreement). Such gas is reflected in rates at cost-of-service prices based on rates of return established by the settlement agreement. In addition, Wexpro conducts development gas drilling for Mountain
Fuel on specified properties and is reimbursed for its costs plus a current rate of return of 22.04 percent (adjusted annually using a specified formula) on its net investment in such properties, adjusted for working capital and deferred taxes, if the wells are successful. Under the terms of the settlement agreement, the costs of unsuccessful wells are borne by Wexpro. The settlement agreement also permits Mountain Fuel to share income from hydrocarbon liquids produced from certain properties operated by Wexpro after Wexpro recovers its expenses and a specified rate of return. The income received by Mountain Fuel from Wexpro is used to reduce natural gas costs to its customers.

      Wexpro only conducts drilling activities in response to the needs of Mountain Fuel or the demands from other working interest owners. The significant decrease in Rocky Mountain wellhead prices resulted in the near cessation of Wexpro's drilling activities. Only 7,177 MMcf in proved development reserves were added to Mountain Fuel's net reserves in 1996, compared to 36,740 MMcf of production. Higher gas prices should result in additional drilling activities.

      Other Affiliates. Other significant affiliates of Mountain Fuel include Questar InfoComm and several additional companies within Market Resources, the second primary business unit within Questar. Questar InfoComm provides data processing and telecommunication services for the Company and other affiliates. It owns and operates a network of microwave facilities, all of which are located in Mountain Fuel's service area or near Questar Pipeline's transmission system. Services are priced to recover operating expenses and a return on investment. Questar InfoComm personnel have assisted Mountain Fuel with the development of new customer information systems that facilitated the Company's consolidation of customer service activities. Mountain Fuel has a long-term lease for some space in an office building located in Salt Lake City, Utah, that is owned by another affiliate.

      In addition to Questar Gas Management and Wexpro, the Market Resources segment of Questar includes Celsius Energy Company (Celsius), Questar Energy Trading Company (Questar Energy Trading), Questar Energy Services, Inc. (Questar Energy Services), and Universal Resources Corporation (Universal Resources). All of these companies are owned by Entrada Industries, Inc. (Entrada).

      Celsius conducts oil and gas exploration and related development activities in the Rocky Mountain area and western Canada (through a Canadian subsidiary, Celsius Energy Resources Ltd.) Questar Energy Trading markets gas volumes, including the majority of volumes produced by Celsius, and is responsible for some of the contracts providing gas to the Company's transportation customers. It is also involved in the marketing of oil and other liquid hydrocarbons and electricity. Questar Energy Services provides nonregulated energy services and expects to be an alternative supplier of natural gas in unbundled situations.
Mountain Fuel has recently agreed to permit Questar Energy Services to advertise its products in the bills sent to customers, to invoice customers for its services on the Company's bills, and to transfer its appliance financing program to Questar Energy Services. Finally, Universal Resources conducts oil and gas exploration and related development activities primarily in the Midcontinent region outside the Company's service area.

      Entrada is a wholly owned subsidiary of Questar and is the direct parent of all Market Resources entities. While Mountain Fuel and Entrada are subject to common control by Questar, there is no direct control of Entrada by the Company or of the Company by Entrada. See "Legal Proceedings."

      Questar, Mountain Fuel's ultimate parent, provides certain administrative services, e.g., personnel, public and government relations, financial, and audit, to the Company and other members of the consolidated group. Questar also sponsors the qualified and welfare plans in which the Company's employees participate. Mountain Fuel is responsible for a proportionate share of the costs associated with these services and benefit plans.

Employees

      As of December 31, 1996, the Company had 1,349 employees, compared to 1,373 at year-end 1995 and 1,486 at year-end 1994. (Approximately 300 of these employees have since been transferred to Regulated Services.) Mountain Fuel has not replaced the 109 employees who accepted a special early retirement offer made in the spring of 1995. Mountain Fuel's employees are nonunion employees who are not represented under collective bargaining agreements. Mountain Fuel participates in Questar's comprehensive employee benefit plans and pays the share of costs attributable to its employees covered by such plans. Employee relations are generally deemed to be satisfactory.

Environmental Matters

      The Company is subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of its operations. Although Mountain Fuel does not believe that environmental protection laws and regulations will have any material effect on its competitive position, it does believe that such provisions have added and will continue to add to the Company's expenditures and annual maintenance and operating expenses. See "Legal Proceedings" for a discussion of litigation concerning liability for contamination on property owned by Entrada.

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

      Mountain Fuel, as a result of acquiring Questar Pipeline's gas purchase contracts, is responsible for any judgment rendered against Questar Pipeline in a lawsuit that was tried before a jury in 1994 in Wyoming's federal district court. The jury awarded an independent producer compensatory damages of approximately $6,100,000 and punitive damages of $200,000 on his claims involving take-or-pay, tax reimbursement, contract breach, and tortious interference with a contract. A judgment has not yet been entered because the presiding judge has still not issued a decision concerning the competing forms of judgment submitted by the opposing parties. The producer's counterclaims originally exceeded $57,000,000, but were reduced to less than $10,000,000, when the presiding judge dismissed with prejudice some of the claims prior to the jury trial. The Company's management believes that any payments resulting from this judgment will be included in Mountain Fuel's gas balancing account and recovered in its rates for natural gas sales service. This same producer has recently filed additional claims against the Company and its affiliates in the same court. The new lawsuit, which is currently assigned to the same judge presiding over the earlier litigation, also involves claims of fraud and antitrust violations.

      As a result of its former ownership of Entrada and Wasatch Chemical Company, Mountain Fuel has been named as a "potentially responsible party" for contaminants located on property owned by Entrada in Salt Lake City, Utah. Questar and Entrada have also been named as potentially responsible parties. (Prior to October 2, 1984, Mountain Fuel was the parent of Entrada, which is now a direct, wholly-owned subsidiary of Questar.) The property, known as the Wasatch Chemical property, was the location of chemical operations conducted by Entrada's Wasatch Chemical division, which ceased operation in 1978. A portion of the property is included on the national priorities list, commonly known as the "Superfund" list.

      In September of 1992, a consent order governing clean-up activities was formally entered by the federal district court judge presiding over the underlying litigation involving the property. This consent order was agreed to by Questar, Entrada, the Company, the Utah Department of Health and the Environmental Protection Agency (the EPA).

      During 1996, Entrada basically completed clean-up activities at the site, but will continue to monitor the situation. Entrada has accounted for all costs spent on the environmental claims and has also accounted for all settlement proceeds, accruals and insurance claims.
It has received cash settlements, which together with accruals and insurance receivables, should be sufficient for any future clean-up costs. Mountain Fuel has consistently maintained that Entrada should be responsible for any liability imposed on the Questar group as a result of actions involving Wasatch Chemical. The Company has not paid any and does not expect to pay any costs associated with the clean-up activities for the property.

      See "Regulation" for information concerning questions that may be raised in Mountain Fuel's regulatory proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 1996, Mountain Fuel did not submit any matters to a vote of security holders.


                                 Part II

ITEM 5.  MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

      As of January 1, 1997, the Company's outstanding shares of common stock, $2.50 par value, are owned by Regulated Services. Information concerning the dividends paid on such stock and the ability to pay dividends is reported in the Statements of Common Shareholder's Equity and the Notes to Financial Statements included in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                                                        1996        1995        1994        1993        1992
                                                    (In Thousands)
Revenues                                               $371,928    $362,769    $378,260    $402,391    $373,047
Natural gas purchases                                   182,400     190,606     210,507     230,139     218,123
    Revenues less natural gas purchases                 189,528     172,163     167,753     172,252     154,924
Operating expenses                                      133,490     128,441     128,432     125,743     110,527
       Operating income                                 $56,038     $43,722     $39,321     $46,509     $44,397

Net income                                              $28,988     $23,668     $23,352     $25,069     $23,395

Cash dividends paid on common stock                      21,000      20,000      19,500      18,000      18,000

Total assets                                            631,069     600,261     590,275     581,027     490,614

Capital expenditures                                     51,657      51,413      53,816      50,658      55,721

Capitalization
  Long-term debt                                       $175,000    $175,000    $175,000    $158,000    $150,126
  Redeemable cumulative preferred stock                   4,828       4,957       6,324       7,525       8,726
  Common shareholder's equity                           216,242     208,645     205,461     182,200     175,826
                                                       $396,070    $388,602    $386,785    $347,725    $334,678

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Mountain Fuel conducts natural-gas distribution operations.
Following is a summary of revenues and operating information:

                                                                Year Ended December 31,
                                                        1996        1995        1994
                                                                (Dollars In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales                     $328,785    $315,458    $329,576
  Industrial sales                                       18,357      22,479      24,395
  Industrial transportation                               5,898       6,127       5,665
  Other                                                  18,888      18,705      18,624
        Total revenues                                  371,928     362,769     378,260
  Natural gas purchases                                 182,400     190,606     210,507
        Revenues less natural gas purchases             189,528     172,163     167,753

Operating expenses
  Operating and maintenance                              97,110      93,384      94,094
  Depreciation and amortization                          28,309      25,469      24,749
  Other taxes                                             8,071       9,588       9,589
        Total expenses                                  133,490     128,441     128,432
          Operating income                              $56,038     $43,722     $39,321

OPERATING STATISTICS
  Natural gas volumes (in Mdth)
    Residential and commercial sales                     80,844      73,950      74,233
    Industrial deliveries
      Sales                                               8,584       9,210       8,882
      Transportation                                     49,499      59,569      51,382
        Total industrial                                 58,083      68,779      60,264
         Total deliveries                               138,927     142,729     134,497
  Natural gas revenue (per dth)
    Residential and commercial                            $4.07       $4.27       $4.44
    Industrial sales                                       2.14        2.44        2.75
    Transportation for industrial customers                0.12        0.10        0.11
  System natural gas cost (per dth)                       $2.44       $2.16       $2.40
  Heating degree days (normal 5,801)                      5,307       5,047       5,290
    Warmer than normal                                        9%         13%          9%
  Number of customers at end of period                  618,231     592,738     572,174

Revenues, net of gas costs, increased $17,365,000 in 1996 when compared with 1995 due to higher heating demand, customer additions, cost containment and a 1995 rate case settlement. Revenues, net of gas costs, increased $4,410,000 in 1995 when compared with 1994. Colder temperatures in 1996 were responsible for an increase in demand for natural gas for heating purposes. Temperatures, as measured in degree days, were 5% colder in 1996 when compared with 1995. Temperatures were 5% warmer in 1995 when compared with 1994. In addition to colder temperatures, gas usage by a typical general-service customer increased by over two decatherms in 1996.

Mountain Fuel added 25,493 customers in 1996 representing a 4.3% increase. The number of customers increased by 3.6% in 1995.
Mountain Fuel expects to add about 22,000 customers in 1997.

Through this rapid customer-growth period, Mountain Fuel has managed its operating expenses through cost-containment measures. Mountain Fuel and Questar Pipeline have combined functions common to gas-distribution and gas-transmission operations. These combined functions are conducted in the recently organized Questar Regulated Services. In addition, Mountain Fuel undertook a reorganization of service centers and an early-retirement program in the first half of 1995. Mountain Fuel closed five regional offices and reduced functions at five others in an effort to consolidate and restructure operations.

The provisions of a 1995 rate case settlement with the Public Service Commission of Utah (PSCU) provided for a weather-normalization adjustment, a new customer connection fee and sharing of transportation capacity-release credits. The weather-normalization adjustment results in an adjustment in customer bills and company revenues for weather variations above or below normal temperatures. Under the provisions of the Utah rate settlement, the weather-normalization adjustment was extended to all residential and commercial volumes beginning October 1, 1996. Utah residential customers can choose to be exempt from this adjustment by notifying Mountain Fuel. However, less than 1 percent of Mountain Fuel's residential customers chose this exemption. Mountain Fuel received approval from the Public Service Commission of Wyoming to implement a weather-normalization adjustment for all residential and commercial customers which began September 1, 1996. The Utah rate case was intended to add about $3.7 million in annual revenues.
It also authorized an increase in Mountain Fuel's allowed return on rate base from 10.08% to between 10.22% and 10.34%.

On January 8, 1997, the Utah Division of Public Utilities (Division) filed a motion with the PSCU seeking an investigation into the reasonableness of Mountain Fuel's rates and requesting an interim rate decrease of $3.5 million. On January 29, 1997, the Division withdrew its petition and the PSCU accepted that action after receiving an agreed upon Mountain Fuel filing to reduce rates and charges by $2.8 million. On February 4, 1997, Mountain Fuel filed an application with the PSCU to reduce block rates, eliminate the new-premises fee for multi-family dwellings and reduce the capacity-release revenues retained by Mountain Fuel from 20% to 10%. The annual revenue decrease resulting from these changes is expected to be about $2.85 million. The PSCU approved the filing effective February 18, 1997.

Gas deliveries to industrial customers decreased by 16% in 1996 when compared with 1995 because of the availability of cheap electricity from hydropower sources, reducing the use of gas for electricity generation. Deliveries to industrial customers increased by 14% in 1995 when compared with 1994 because of strong economic growth in Mountain Fuel's service area.

While sales volumes have increased and system natural gas cost per dth have increased, natural gas purchases decreased by 4% in 1996 when compared with 1995. Gas costs, which are a function of rates and collected as part of the sales price per dth, were over-recovered from customers by $9,182,000 at the end of 1995 and under-recovered by $24,210,000 at year-end 1996. Natural gas purchases decreased by 9% in 1995 when compared with 1994 primarily due to lower gas costs.

Operating and maintenance expenses increased 4% in 1996 when compared with 1995 as a result of the growth in the number of customers and territory served by the Company. The Regulated Services group's cost-containment efforts, including the combination of shared services, have somewhat mitigated the escalation of operating expenses. Operating and maintenance expenses decreased 1% in 1995 primarily because of productivity improvement measures, including an early-retirement program, implemented in 1995. Depreciation and amortization expense increased 11% in 1996 and 3% in 1995 in response to the Company's level of capital spending. Other taxes decreased in 1996 when compared with 1995 due to settlements with local taxing agencies that reduced property taxes.

In 1994, Mountain Fuel recorded other income of $5,589,000 for a one-time reduction in gas costs associated with recording unbilled revenues.

The effective income tax rate was 31.7% in 1996, 24.6% in 1995 and 25.3% in 1994 primarily due to income tax credits received from production of gas from certain properties. These credits amounted to $3,246,000 in 1996,$4,376,000 in 1995 and $4,670,000
in 1994.

Mountain Fuel, as a result of acquiring Questar Pipeline's gas-purchase contracts, is responsible for any judgment rendered against Questar Pipeline in a lawsuit that was tried before a jury in 1994. The jury awarded an independent producer compensatory damages of approximately $6.1 million and punitive damages of $200,000 on his claims. The producer's counterclaims originally exceeded $57 million, but were reduced to less than $10 million, when the presiding judge dismissed with prejudice some of the claims prior to the jury trial. Under existing PSCU rulings, any payments resulting from this judgment will be included in Mountain Fuel's gas balancing account and recovered in its rates for natural gas service. This same producer has recently filed additional claims against the Company and its affiliates in the same court and with the same presiding judge.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities of $50,496,000 decreased 26% in 1996 when compared to 1995 due primarily to the working capital consumed to purchase natural gas. Net cash provided from operating activities was $68,546,000 in 1995 and was 107% higher than the amount reported for 1994. The increase in 1995 was largely due to the collection of accounts receivable and lower gas purchase costs.

Investing Activities

Following is a summary of capital expenditures for 1996 and 1995, and a forecast of 1997 expenditures.

                                                        1997
                                                     Estimated      1996        1995
                                                                (In Thousands)
New-customer service                                    $33,400     $29,152     $24,950
Distribution system                                      10,200      10,594       9,981
Buildings                                                 5,000       1,902       3,473
Computer software and hardware                            8,200       7,321       5,121
General                                                   7,200       2,688       7,888
                                                        $64,000     $51,657     $51,413

Mountain Fuel's capital spending program was primarily in response to a record increase in the number of customers served.
Mountain Fuel extended its system by 658 miles of main, feeder and service lines in 1996.

Financing Activities

The Company was able to finance capital spending and pay dividends with the proceeds of internally generated cash plus borrowings from Questar. The Company funded 1995 capital expenditures and cash dividends with cash provided from operations and borrowings from Questar. Forecasted 1997 capital expenditures of $64 million are expected to be financed with cash provided from operations, issuance of long-term debt and borrowings from Questar.

Questar makes loans to the Company under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $76,200,000 at December 31, 1996 with an interest rate of 5.63% and $56,100,000 at December 31, 1995 with an interest rate of 6.01%. In 1996, the Company terminated a short-term line-of-credit arrangement with a bank under which it could have borrowed up to $500,000. There were no amounts borrowed under this arrangement at either December 31, 1996 or 1995.


Mountain Fuel has a capital structure of 44% long-term debt, 1% preferred stock and 55% common equity. Moody's and Standard and Poor's have rated Mountain Fuel's long-term debt A-1 and A+, respectively.


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


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the Company's directors and executive officers is located in the following chart:

                               Business Experience and Positions Held
     Name          Age             With the Company and Affiliates

M. E. Benefield    57     Vice President, Planning and Business
                          Development, May 1996; Vice President, Gas
                          Supply, May 1992 to May 1996; Vice President,
                          Planning and Corporate Development, Questar
                          (March 1989 to May 1992.) (Mr. Benefield also serves as Vice President, Planning and Business Development, for Regulated Services and Questar Pipeline.)

R. D. Cash         54     Director, May 1977; Chairman of the Board, May
                          1985; Director, President and Chief Executive
                          Officer, Questar, May 1984; Chairman of the
                          Board, Questar, May 1985.  Director, Zions
                          First National Bank and Zions Bancorporation,
                          Energen Corporation, Associated Electric and
                          Gas Insurance Services Limited, and Federal
                          Reserve Bank (Salt Lake branch) of San
                          Francisco; Trustee, Salt Lake Organizing
                          Committee for the Olympic Winter Games of
                          2002; and Trustee, Southern Utah University.

G. W. DeBernardi   53     Vice President, Technical Support, May 1996;
                          Vice President, Engineering and Transmission
                          Services, Questar Pipeline, May 1985 to May
                          1996.  (Mr. DeBernardi also serves as Vice
                          President, Technical Support, for Regulated
                          Services and Questar Pipeline.)

Susan Glasmann     49     Vice President, Business Support, May 1996;
                          Vice President, Marketing, February 1994 to
                          May 1996; General Manager, Marketing, April
                          1991 to February 1994; (Ms. Glasmann also serves as Vice President, Business Support, for Regulated Services and Questar Pipeline.)

Robert E. Kadlec   63     Director, March 1987; Director, Questar, March
                          1987;  Founder of Bentley Capital Corp., Ltd.
                          (venture capital firm); President and Chief
                          Executive Officer, BC Gas Inc. (Vancouver,
                          British Columbia) to December 1995; Director,
                          BC Gas Inc., Trans Mountain Pipe Line Company
                          Ltd., British Pacific Properties Ltd., and
                          International Forest Products Limited, and
                          Advisory Director, Andersen Consulting.

Dixie L. Leavitt   67     Director, May 1987; Director, Questar, May
                          1987; founder and Chairman of the Board, Leavitt Group Agency Association (a group of approximately 54 separate insurance agencies);
                          President and Chairman of entities engaged in dairy, cattle, agriculture, and real estate operations in Utah and southern Nevada;
                          Director, Zions First National Bank.

Gary G. Michael    56     Director, February 1994; Director, Questar,
                          February 1994; Chairman and Chief Executive
                          Officer, Albertson's; Director, Albertson's and of the Federal Reserve Bank of San
                          Francisco.

S. E. Parks        45     Vice President, Treasurer and Chief Financial
                          Officer, Mountain Fuel and Questar, February
                          1996; Treasurer, Questar and Mountain Fuel,
                          May 1984.

D. N. Rose         52     President and Chief Executive Officer, October
                          1984; Director, May 1984; Executive Vice
                          President, Questar, February 1996; President and Chief Executive Officer, Regulated
                          Services, December 1996; President and Chief
                          Executive Officer, Questar Pipeline, March
                          1997; Director, Questar, May 1984; Trustee,
                          Westminster College.

G. H. Robinson     46     Vice President and Controller, April 1991;
                          Vice President Marketing, March 1985 to April
                          1991.  (Mr. Robinson also serves as Vice
                          President and Controller for Regulated
                          Services and Questar Pipeline.)

H. H. Simmons      42     Director, November 1992; President and Chief
                          Executive Officer, Zions First National Bank and Zions Bancorporation, December 1990;
                          President, Zions Bancorporation, April 1986;
                          Director, Zions Bancorporation; Chairman, Utah
                          Symphony, Economic Development Corporation of
                          Utah; Trustee, Salt Lake Community College.

S. C. Yeager       49     Vice President and General Manager, May 1996;
                          Vice President, Customer Service, April 1991 to May 1996.

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

ITEM 11.  EXECUTIVE COMPENSATION

      The following Summary Compensation Table lists annual and long-term compensation earned by Mr. D. N. Rose, the Company's President and Chief Executive Officer, and the other four most highly compensated officers during 1994, 1995, and 1996:

                            Summary Compensation Table

                           Annual Compensation   Long-Term Compensation

Name and                                          Restricted                 All
Principal                  Base                   Stock                      Other
Position           Year    Salary($)1 Bonus($)2   Awards($)3  Options(#)4    Compensation($)5
D. N. Rose         1996    226,000    70,639      70,571       23,000         35,483
President and      1995    235,167    27,852      27,808       19,000         29,064
Executive Officer  1994    209,500    36,061      36,053       19,000         21,713

R. D. Cash 6       1996    144,872    56,037      56,023       35,000         26,257
Chairman of the    1995    138,597     9,682       9,670       30,000         21,516
Board              1994    138,337    38,770      38,767       30,000         17,467

M. E. Benefield    1996    122,488    25,826      25,781        9,000         15,887
Vice President,    1995    145,483    11,567      11,533        9,000         10,384
Planning and       1994    139,500    15,862      15,850        9,000          9,888
Business
Development

G. H. Robinson     1996    110,225    23,635      23,600        9,000         17,019
Vice President     1995    140,000    12,081      11,029        9,000          9,882
and Controller     1994    133,083    15,114      15,084        9,000          9,118

S. C. Yeager       1996    138,750    23,635      23,600        9,000         17,594
Vice President     1995    140,000    14,081      11,029        9,000         12,459
and General        1994    133,083    15,114      15,084        9,000          9,118
Manager


      1/Base salary amounts for 1996 exclude amounts that were paid to Messrs. Rose, Benefield, and Robinson for service as officers of Questar Pipeline. Mr. Cash's base salary figures exclude amounts paid directly by or allocated to companies other than Mountain Fuel. Base salary amounts listed for Messrs. Robinson and Yeager for 1995 include lump-sum payments that were received in lieu of base salary increases.

      2/Amounts listed under this heading are cash payments earned and discretionary bonuses awarded under the Annual Management Incentive Plans (AMIP) for the Company and Questar (for Mr. Cash). The amounts listed for Mr. Cash are the amounts allocated to Mountain Fuel.

      3/Amounts under this heading include the value (as of the grant date) of any restricted shares of Questar's common stock used in 1995, 1996 and 1997, in lieu of cash, as partial payment of bonuses earned under the Company's AMIP and the Company's allocated portion of the value of restricted shares granted to Mr. Cash under Questar's AMIP. All shares of restricted stock vest in two equal, annual installments occurring on the first business day in February of the first and second years following the grant date. Dividends are paid on the restricted shares at the same rate dividends are paid on other shares of Questar's common stock. As of year-end 1996, Mr. Rose had 1,485 shares of restricted stock having a market value of $54,574; Mr. Cash had 2,327 shares worth $85,517; Mr. Benefield had 632 shares worth $23,226; Messrs. Robinson and Yeager each had 603 shares worth $22,160.

      4/Mountain Fuel's executive officers are granted stock options to purchase shares of Questar's common stock under Questar's Long-Term Stock Incentive Plan.

      5/Amounts listed under this heading include employer matching and nonmatching contributions, matching contributions to the Deferred Share Plan, and directors' fees paid by the Company, and, for 1995 and 1996 only, vacation buy-back pay. The figure opposite Mr. Rose's name for 1996 includes $13,106 in contributions to the Employee Investment Plan, $15,477 in matching contributions to the Deferred Share Plan, and $6,900 in director's fees. The 1996 figure for Mr. Cash includes the Company's allocated portion of contributions to the Employee Investment Plan of $5,400, $6,900 in directors' fees paid by the Company, and the Company's allocated portion of contributions to the Deferred Share Plan of $13,957. The 1996 figure listed for Mr. Benefield includes $13,106 in contributions to the Employee Investment Plan and $2,781 in matching contributions to the Deferred Share Plan. The 1996 figure for Mr. Robinson includes $13,106 in contributions to the Employee Investment Plan, $1,629 in matching contributions to the Deferred Share Plan, and $2,284 for unused vacation. The 1996 figure for Mr. Yeager includes $13,106 in contributions to the Employee Investment Plan, $1,801 in matching contributions to the Deferred Share Plan and $2,687 for unused vacation.

      6/Mr. Cash also serves as an executive officer of Questar and other affiliated companies. The base salary shown for Mr. Cash is the combination of the amount directly paid by the Company and the amount allocated to the Company.

      The following table lists information concerning the stock options to purchase shares of Questar's common stock that were granted to Mountain Fuel's five highest paid officers during 1996 under Questar's Long-Term Stock Incentive Plan. No stock appreciation rights were granted during 1996.

                             Option Grants in Last Fiscal Year

                                % of Total
                               Options Granted
                 Options       to Employee in       Exercise or     Expiration    Grant Date
Name             Granted #1    Last Fiscal Year    Base Price ($)      Date      Value ($)2
D. N. Rose         23,000          5.8               33.625           2/13/2006     172,500
R. D. Cash         35,000          8.8               33.625           2/13/2006     262,500
M. E. Benefield     9,000          2.3               33.625           2/13/2006      67,500
G. H. Robinson      9,000          2.3               33.625           2/13/2006      67,500
S. C. Yeager        9,000          2.3               33.625           2/13/2006      67,500

      1/These stock options vest in four annual, equal installments, with the first installment exercisable as of August 13, 1996. Participants can use cash or previously-owned shares as consideration for option shares. Options expire when a participant terminates his employment, unless termination is caused by an approved retirement, death, or disability. Options can be exercised for three months following a participant's approved retirement and 12 months following a participant's death or disability.

      2/When calculating the present value of options as of the date granted (February 13, 1996), Questar used the Black-Scholes option pricing model. Questar assumed a volatility of 20.9 percent, a risk-free interest rate of 5.73 percent, a dividend yield of 3.51 percent and an average life of 8 years. The real value of the listed options depends upon the actual performance of Questar stock. There can be no assurance that the values shown in this table will be achieved.

      The following table lists information concerning the options to purchase shares of Questar's common stock that were exercised by the officers named above during 1996 and the total options and their value held by each at year-end 1996:

                 Aggregated Option/SAR Exercises in Last Fiscal Year
                       and Fiscal Year-End Options/SAR Values

                                                                              Value of Unexercised,
                       Shares                  Number of Unexercised             in-the-Money
                     Acquired or  Value       Options/SARs at Year-End        Options/SARs at Year-End
                     Excercised   Realized(1) Excercisable  Unexercisable    Excercisable Unexercisable
Name                    (#)         (#)                (#)2                          ($)2
D. N. Rose            14,593      132,818     33,907        31,500           202,299      167,906
R. D. Cash            14,772      217,856     85,851        48,750           746,590      362,031
M. E. Benefield            0            0     24,500        13,500           210,594       75,094
G. H. Robinson        13,050      137,750     11,450        13,500            83,156       75,094
S. C. Yeager          17,237      176,332     12,013        13,500            66,196       75,094

      1/The "value" is calculated by subtracting the fair market value of the shares purchased on the date of exercise minus the option price. The value is equal to the amount of ordinary income recognized by each officer (nonqualified stock options) or the difference between fair market value and option price (incentive stock options). The current value of the shares may be higher or lower than the aggregate value reported in the table.

      2/Stock appreciation rights (SARs) have not been granted since February of 1989. At year-end 1996, there were no SARs outstanding.

Retirement Plan

      Company employees (including executive officers) participate in the employee benefit plans of Questar. The Company has agreed to pay its share of the costs associated with the plans that are described below. Questar maintains a noncontributory Retirement Plan that is funded actuarially and does not involve specific contributions for any one individual. The following table lists the estimated annual benefits payable under the Retirement Plan as of December 31, 1996, and, if necessary, the Supplemental Executive Retirement Plan (the SERP). The benefits shown are based on earnings and years of service reaching normal retirement age of 65 in 1996 and do not include Social Security benefits. Benefits under the Retirement Plan are not reduced or offset by Social Security benefits.


                              PENSION PLAN TABLE

Highest Consecutive                Years of Service
Three-Year Average
Annual Compensation     15         20         25         30         35

 $150,000             40,268     53,691     67,114     70,864     74,614
  175,000             47,393     63,191     78,989     83,364     87,739
  200,000             54,518     72,691     90,864     95,864    100,864
  225,000             61,643     82,191    102,739    108,364    113,989
  250,000             68,768     91,691    114,614    120,864    127,114
  275,000             75,893    101,191    126,489    133,364    140,239
  300,000             83,018    110,691    138,364    145,864    153,364
  325,000             90,143    120,191    150,239    158,364    166,489


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

      The "final average earnings" (average annual earnings for the last three years) for purposes of calculating retirement benefits for the executive officers named above in the table as of December 31, 1996, is as follows: $306,079 for Mr. Rose; $179,490 for Mr. Benefield; $167,381 for Mr. Robinson; and $168,048 for Mr. Yeager. (No figure is given for Mr. Cash because his final average earnings for purposes of the Retirement Plan and SERP would include compensation paid by the Company's affiliates.) (Mr. Benefield was eligible to participate in the early retirement program offered by the Company in the spring of 1995. As an eligible participant, he is eligible to receive the higher of his frozen benefit as of April 30, 1995, under the Retirement Plan or his benefit earned under such plan.) The officer's base salary, cash bonus payments, and value of restricted stock (paid in lieu of cash) reported in the Summary Compensation Table would be included in the calculation of the officer's final average earnings. The amounts reported in the Summary Compensation Table are somewhat different than the final average earnings because the latter figures include cash payments when made, not when earned, and the value of restricted stock when granted, not distributed. Dividends on the restricted shares are also included in the officer's final average earnings, but are not reported in the table. The years of credited service for the individuals listed in the compensation table are: 21 years for Mr. Cash; 28 years for Mr. Rose; 19 years for Mr. Benefield; 23 years for Mr. Robinson; and 21 years for Mr. Yeager.

      The Company also participates in Questar's Executive Incentive Retirement Plan (the EIRP). Under the terms of this nonqualified plan, a participant will receive monthly payments upon retirement until death equal to 10 percent of the highest average monthly compensation (excluding incentive compensation) paid to the officer during any period of 36 consecutive months of employment. The plan also provides for a family benefit in the event of the death of an officer. Although not required to do so, Questar and its affiliates have purchased life insurance on the life of each participant, with Questar named as owner and beneficiary. The covered officers have no rights under or to such insurance policies. All of the Company's officers listed in the compensation table have been nominated to participate in the plan, have satisfied the 15 years of service requirement and have a vested right to receive benefits under the EIRP. The annual benefits payable to the named officers under this plan as of December 31, 1996, are as follows:
Mr. Rose, $23,450; Mr. Benefield, $14,555 and Messrs. Robinson and Yeager, $13,528. (No figure is given for Mr. Cash because his compensation for purposes of calculating benefits under the EIRP would include compensation paid by the Company's affiliates.)

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

      The dollar amounts payable to the Company's executive officers (based on current salaries paid by the Company) in the event of termination of employment following a change in control of Questar are as follows: $551,400 to Mr. Rose; $318,400 to Mr. Benefield; $293,000 to Mr. Yeager, and $292,000 to Mr. Robinson. (The amount payable to Mr. Cash is not given since such amount is based on each officer's total salary.) The Company's executive officers would also receive certain supplemental retirement benefits, welfare benefits, and cash bonuses.

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

Directors' Fees

      All directors receive an annual fee of $4,800 payable in 12 monthly installments and fees of $600 for each meeting of the Board of Directors that they attend (increased from $500 as of September 1, 1996.)

      The Company has a Deferred Compensation Plan for Directors under which directors can elect to defer all or any portion of the fees received for service as directors until their retirement from such service and can choose to have the deferred amounts earn interest as if invested in long-term certificates of deposit or be accounted for with "phantom shares" of Questar's common stock. Upon retirement, the phantom shares of stock are "converted" to their fair market cash equivalent. During 1996, several directors of the Company chose to defer receipt of all or a portion of the compensation earned by them for their service.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of December 31, 1996, with respect to each person known or believed by Questar to be the beneficial owner of 5 percent or more of its common stock:

                                   Shares and
Name and                            Nature of
Address of                         Beneficial               Percent
Beneficial Owner                    Ownership              of Class

First Security Bank, N.A.           4,024,042                 9.8
79 South Main Street               Trustee for
Salt Lake City, Utah 84111      Company Employee
                                  Benefit Plans
                                    and Bank1

FMR Corporation                     2,693,117                 6.6
82 Devonshire Street           Investment Advisor
Boston, Massachusetts 02109           Bank2

    1/Of this total, First Security beneficially owns 3,925,935 shares in its role as trustee of employee benefit plans sponsored by Questar. Participating employees control the voting of such shares.

    2/Of this total, 1,969,000 shares are held by Fidelity Management and Research Company, an investment advisor; 720,817 shares are held by Fidelity Management Trust Company, a bank; and 3,300 shares are held by Fidelity International Limited. In its Schedule 13G filed on February 14, 1997, FMR indicated that it or its affiliates had sole power to dispose of all these shares and sole power to vote 535,317 shares.

    The following table sets forth information, as of March 1, 1997, concerning the shares of Questar's common stock beneficially owned by each of the Company's named executive officers and directors and by the Company's executive officers and directors as a group:

                                            Deferred
                                            Compensation            Percent of
Directors                    Beneficial       Plans1      Total   Outstanding Shares2
Robert H. Bischoff                3,729        2,820      6,549          *
R. D. Cash3,4,5,6,7             252,808       19,498    272,306        .61
W. Whitley Hawkins8              10,470        1,532     12,002          *
Robert E. Kadlec8,9              17,850            0     17,850          *
Dixie L. Leavitt7,8              22,123       10,386     32,509          *
Gary G. Michael8                  5,500        2,529      8,029          *
D. N. Rose3,4,5                  74,035        2,165     76,200        .18
Harris. H. Simmons8               7,600        3,441     11,041          *

Named Executive Officers

M. E. Benefield3,4,5             43,219         555     43,774           *
G. H. Robinson3,4,5              29,953         209     30,162           *
S. C. Yeager3,4,5                31,639         216     31,855           *

All directors and               637,452      43,829    681,281         1.7
executive officers
   (14 individuals)10

      1/Phantom stock units are held through the various deferred compensation plans available to the Company's directors and officers. Although these plans only permit such units to be paid in the form of cash, investments in such units represent the same investment on the performance of Questar's common stock as do investments in actual shares of stock.

      2/Unless otherwise listed, the percentage of shares owned is less than .1 percent. (The percentages do not include phantom stock units.) The percentages of beneficial ownership have been calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

      3/The Company's executive officers own shares through their participation in Questar's Employee Investment Plan. The number of shares owned through this plan as of December 31, 1996, is as follows for the named officers: Mr. Benefield, 5,394; Mr. Cash, 31,254; Mr. Robinson, 8,670; Mr. Rose, 16,814; and Mr. Yeager, 9,503.

      4/The Company's executive officers have been granted nonqualified stock options under Questar's Stock Option Plan and Long-Term Stock Incentive Plan. The number of shares listed opposite the named officers attributable to vested options as of March 1, 1997, is as follows: Mr. Benefield, 24,500; Mr. Cash, 82,851; Mr. Robinson, 11,450; Mr. Rose, 33,407; and Mr. Yeager, 12,013.

      5/The Company's executive officers acquired restricted shares of Questar's common stock in partial payment of bonuses earned in the 1995 and 1996 bonus plans. The number of restricted shares beneficially owned by each of the named officers as of March 1, 1997, is as follows:
Mr. Benefield, 845; Mr. Cash, 3,902; Mr. Robinson, 781; Mr. Rose, 2,258; and Mr. Yeager, 781.

      6/Mr. Cash is the Chairman of the Board of Trustees of the Questar Corporation Educational Foundation and the Questar Corporation Arts Foundation, two nonprofit corporations that own an aggregate of 47,529 shares of Questar's common stock. As the Chairman, Mr. Cash has voting control for such shares, but disclaims any beneficial ownership of them.

      7/Of the total shares reported for Mr. Cash, 3,270 shares are owned jointly with his wife and 5,071 are controlled by him as custodian for his son. Messrs. Leavitt and Yeager own their shares of record with their respective wives.

      8/Messrs. Hawkins, Kadlec, Leavitt, Michael, and Simmons, as nonemployee voting directors of Questar, have been granted nonqualified stock options to purchase shares of Questar's common stock as follows:
Mr. Hawkins, 10,250 shares; Mr. Kadlec, 11,450 shares; Mr. Leavitt, 7,000 shares, Mr. Michael, 4,200 shares, and Mr. Simmons, 7,000 shares. These shares are included in the numbers listed opposite their respective names.

      9/Mr. Kadlec's wife owns 200 shares of common stock. Mr. Kadlec has voting control and investment control over such shares. Such shares are included in the shares listed opposite his name.

      10/The total number of shares reported for this group includes vested options to purchase 277,621 shares of Questar's common stock. When options are excluded, the group of directors and executive officers own less than 1 percent of Questar's outstanding shares.

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

      As described above, there are significant business relationships between the Company and its affiliates, particularly Wexpro and Questar Pipeline. Questar Regulated Services, the Company's parent, provides certain administrative services, e.g., accounting, marketing, engineering, personnel, legal, public relations, and tax to the Company and Questar Pipeline. Questar, the Company's ultimate parent, also performs some services, financial, audit, benefit plan administration, government relations, for the Company. The costs of performing such services are allocated to the Company. Questar InfoComm, another affiliate, provides data processing and communication services for the Company; the charges for such services are based on cost of service plus a specified return on assets.

      See Note 8 to the financial statements for additional information concerning transactions between the Company and its affiliates.


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

  10.8.*1 Mountain Fuel Supply Company Annual Management Incentive Plan as amended and restated effective February 13, 1996.
           (Exhibit No. 10.8. to Form 10-K Annual Report for 1995.)

  10.9.*1 Mountain Fuel Supply Company Window Period Supplemental Executive Retirement Plan effective January 24, 1991.
           (Exhibit No. 10.9. to Form 10-K Annual Report for 1990.)

  10.10.*1 Mountain Fuel Supply Company Deferred Compensation Plan for
           Directors as amended and restated effective February 13, 1996. (Exhibit No. 10.10. to Form 10-K Annual Report for 1995.)

  10.11.* Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Pipeline Company effective September 1, 1993. (This agreement has been transferred to Questar Gas
           Management Company.) (Exhibit No. 10.11. to Form 10-K Annual Report for 1994.)

  24.      Power of Attorney.

  27.      Financial Data Schedule.
_______________________
     *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

     1Exhibits so marked are management contracts or compensation plans or arrangements.

     (b) Mountain Fuel did not file any Current Reports on Form 8-K during the last quarter of 1996.

        ANNUAL REPORT ON FORM 10-K

ITEM 8. ITEM 14 (a) (1) and (2), (c) and (d)

       LIST OF FINANCIAL STATEMENTS
    AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       YEAR ENDED DECEMBER 31, 1996


       MOUNTAIN FUEL SUPPLY COMPANY

           SALT LAKE CITY, UTAH

FORM 10-K--ITEM 14 (a) (1) and (2)

MOUNTAIN FUEL SUPPLY COMPANY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following financial statements of Mountain Fuel Supply
Company are included in Item 8:

Statements of income -- Years ended December 31, 1996, 1995 and
1994

Balance sheets -- December 31, 1996 and 1995

Statements of common shareholder's equity -- Years ended December
31, 1996, 1995 and 1994

Statements of cash flows -- Years ended December 31, 1996, 1995 and 1994

Notes to financial statements

Financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

Board of Directors
Mountain Fuel Supply Company

We have audited the balance sheets of Mountain Fuel Supply Company as of December 31, 1996 and 1995, and the related statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Fuel Supply Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 7 to the financial statements, Mountain
Fuel Supply Company changed its method of accounting for postemployment benefits in 1994.


ERNST & YOUNG LLP

Salt, Lake City, Utah
February 7, 1997
except for Note 6 as to which the date is February 18, 1997

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME

                                                      Year Ended December 31,
                                              1996        1995        1994
                                                      (In Thousands)
REVENUES                                     $371,928    $362,769    $378,260

OPERATING EXPENSES
  Natural gas purchases
    From affiliates - Note 8                  128,919     129,781     132,889
    From unaffiliated parties                  53,481      60,825      77,618
      Total natural gas purchases             182,400     190,606     210,507
  Operating and maintenance - Note 8           97,110      93,384      94,094
  Depreciation and amortization                28,309      25,469      24,749
  Other taxes                                   8,071       9,588       9,589

    TOTAL OPERATING EXPENSES                  315,890     319,047     338,939

    OPERATING INCOME                           56,038      43,722      39,321

INTEREST AND OTHER INCOME                       3,033       4,232       7,820

DEBT EXPENSE                                  (16,637)    (16,580)    (15,886)

    INCOME BEFORE INCOME TAXES                 42,434      31,374      31,255

INCOME TAXES - Note 5                          13,446       7,706       7,903

    NET INCOME                                $28,988     $23,668     $23,352

See notes to financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
BALANCE SHEETS

ASSETS
                                                      December 31,
                                                          1996        1995
                                                      (In Thousands)
CURRENT ASSETS
  Cash and short-term investments                          $1,875      $1,466
  Accounts receivable                                      38,141      36,864
  Unbilled gas accounts
         receivable - Note 6                               23,528      25,149
  Accounts receivable from affiliates                         393       1,658
  Federal income taxes receivable                           1,109       3,971
  Inventories, at lower of
            average cost or market
    Gas stored underground                                 11,647      16,310
    Materials and supplies                                  3,648       4,605
      Total inventories                                    15,295      20,915
  Purchased-gas adjustments                                24,210           0
  Prepaid expenses and deposits                             4,511       3,843
    TOTAL CURRENT ASSETS                                  109,062      93,866

PROPERTY, PLANT AND EQUIPMENT
  Production - Note 8                                      97,870      97,870
  Distribution                                            608,571     587,128
  General                                                  99,372      79,871
  Construction in progress                                 19,308      19,597
                                                          825,121     784,466
  Less allowances for depreciation
        and amortization                                  325,821     302,619
    NET PROPERTY, PLANT AND EQUIPMENT                     499,300     481,847

OTHER ASSETS
  Income taxes recoverable
   from customers - Note 5                                  7,293       8,214
  Unamortized costs of reacquired debt                      9,596      10,090
  Other                                                     5,818       6,244
    TOTAL OTHER ASSETS                                     22,707      24,548

                                                         $631,069    $600,261

LIABILITIES AND SHAREHOLDER'S EQUITY

                                                      December 31,
                                                          1996        1995
                                                      (In Thousands)
CURRENT LIABILITIES
  Notes payable to Questar - Note 2                       $76,200     $56,100
  Accounts payable and accrued expenses
    Accounts payable                                       37,075      21,794
    Accounts payable to affiliates                         17,779      16,283
    Customer refund                                             0      11,886
    Other taxes                                             4,161       4,762
    Interest                                                3,676       3,676
    Other                                                   3,867       3,399
      Total accounts payable and
            accrued expenses                               66,558      61,800
  Purchased-gas adjustments                                     0       9,182
    TOTAL CURRENT LIABILITIES                             142,758     127,082

LONG-TERM DEBT - Notes 2 and 4                            175,000     175,000

OTHER LIABILITIES
  Unbilled gas revenues - Note 6                           10,360      15,541
  Other                                                       570         488
    TOTAL OTHER LIABILITIES                                10,930      16,029

DEFERRED INVESTMENT TAX CREDITS                             6,774       7,157

DEFERRED INCOME TAXES - Note 5                             74,537      61,391

COMMITMENTS AND CONTINGENCIES - Note 6

REDEEMABLE CUMULATIVE PREFERRED STOCK
  - Notes 3 and 4                                           4,828       4,957

COMMON SHAREHOLDER'S EQUITY
  Common stock - par value $2.50
         per share; authorized
    50,000,000 shares; issued and
          outstanding 9,189,626 shares                     22,974      22,974
  Additional paid-in capital                               41,875      41,875
  Retained earnings                                       151,393     143,796
    TOTAL COMMON SHAREHOLDER'S EQUITY                     216,242     208,645

                                                         $631,069    $600,261

See notes to financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

                                                       Additional
                                             Common     Paid-in     Retained
                                             Stock      Capital     Earnings
                                                      (In Thousands)
Balances at January 1, 1994                   $22,974     $21,875    $137,351
  Capital contribution                                     20,000
  1994 net income                                                      23,352
  Payment of dividends
    Preferred stock                                                      (591)
    Common stock                                                      (19,500)
Balances at December 31, 1994                  22,974      41,875     140,612
  1995 net income                                                      23,668
  Payment of dividends
    Preferred stock                                                      (483)
    Common stock                                                      (20,000)
  Redemption cost                                                          (1)
Balances at December 31, 1995                  22,974      41,875     143,796
  1996 net income                                                      28,988
  Payment of dividends
    Preferred stock                                                      (391)
    Common stock                                                      (21,000)
Balances at December 31, 1996                 $22,974     $41,875    $151,393

See notes to financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                              1996        1995        1994
                                                        (In Thousand)
OPERATING ACTIVITIES
  Net income                                  $28,988     $23,668     $23,352
  Depreciation and amortization                31,214      28,295      27,337
  Deferred income taxes                        13,146       6,366       5,102
  Deferred investment tax credits                (383)       (384)       (400)
                                               72,965      57,945      55,391
  Changes in operating assets
      and liabilities
    Accounts receivable                         1,609      10,549       7,448
    Inventories                                 5,620       4,026        (969)
    Prepaid expenses and deposits                (668)       (722)        460
    Accounts payable and accrued expenses       4,758      14,379     (16,141)
    Federal income taxes                        2,862      (5,620)        463
    Purchased-gas adjustments                 (33,392)     (7,889)     (8,656)
    Other                                      (3,258)     (4,122)     (4,853)
    NET CASH PROVIDED FROM
       OPERATING ACTIVITIES                    50,496      68,546      33,143

INVESTING ACTIVITIES
  Capital expenditures                        (51,657)    (51,413)    (53,816)
  Proceeds from disposition and transfer
    of property, plant and equipment            2,990       1,054       9,482
     NET CASH USED IN INVESTING
       ACTIVITIES                             (48,667)    (50,359)    (44,334)

FINANCING ACTIVITIES
  Capital contribution                                                 20,000
  Redemption of preferred stock                  (129)     (1,367)     (1,201)
  Issuance of long-term debt                        0           0      17,000
  Change in notes payable to Questar           20,100       2,600      (4,300)
  Payment of dividends                        (21,391)    (20,483)    (20,091)
    NET CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                     (1,420)    (19,250)     11,408
    Change in cash and
         short-term investments                   409      (1,063)        217
Beginning cash and short-term investments       1,466       2,529       2,312
    ENDING CASH AND SHORT-TERM
       INVESTMENTS                             $1,875      $1,466      $2,529

See notes to financial statements.

MOUNTAIN FUEL SUPPLY COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Mountain Fuel Supply Company (the Company or Mountain Fuel) is a wholly-owned subsidiary of Questar Regulated Services Company (Regulated Services). Regulated Services is a holding company and wholly-owned subsidiary of Questar Corporation (Questar). Regulated Services was organized in 1996 and provides administrative functions for its two subsidiaries, Mountain Fuel and Questar Pipeline Company ( Questar Pipeline). Significant accounting policies are presented below.

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

Revenue Recognition:   Revenues are recognized in the period that
services are provided or products are delivered.   Mountain Fuel
accrues gas-distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. Mountain Fuel periodically collects revenues subject to possible refund pending final orders from regulatory agencies. In these situations, the Company establishes reserves for revenues collected subject to refund.

Purchased-Gas Adjustments: Mountain Fuel accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and PSCW whereby purchased-gas costs that are different from those provided for in the present rates are accumulated and recovered or credited through future rate changes.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. The provision for depreciation and amortization is based upon rates which will systematically charge the costs of assets over their estimated useful lives. The costs of natural gas distribution property, plant and equipment, excluding gas wells, are amortized using the straight-line method ranging from 3% to 33% per year and averaging 4.1% in 1996. The costs of gas wells were amortized using the units-of-production method at $.16 per Mcf of natural gas production in 1996.

Income Taxes: Mountain Fuel records cumulative increases in deferred taxes as income taxes recoverable from customers. The Company has adopted procedures with its regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis. Mountain Fuel uses the deferral method to account for investment-tax credits as required by regulatory commissions. The Company's operations are consolidated with those of Questar and its subsidiaries for income tax purposes. The income tax arrangement between Mountain Fuel and Questar provides that amounts paid to or received from Questar are substantially the same as would be paid or received by the Company if it filed a separate return. Mountain Fuel also receives payment for tax benefits used in the consolidated tax return even if such benefits would not have been usable had the Company filed a separate return.

Reacquisition of Debt: Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the life of the replacement debt in order to match regulatory treatment.

Allowance for Funds Used During Construction: The Company capitalizes the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities. This amounted to $277,000 in 1996, $391,000 in 1995 and $397,000 in 1994.

Cash and Short-Term Investments: Short-term investments consist principally of Euro-time deposits and repurchase agreements with maturities of three months or less.

Note 2 - Debt

Questar makes loans to the Company under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $76,200,000 at December 31, 1996 with an interest rate of 5.63% and $56,100,000 at December 31, 1995 with an interest rate of 6.01%. In 1996, the Company terminated its short-term line-of-credit arrangement with a bank under which it could have borrowed up to $500,000. There were no amounts borrowed under this arrangement at either December 31, 1996 or 1995.


Mountain Fuel's long-term debt consists of medium-term notes with interest rates ranging from 7.19% to 8.43%, due 2007 to 2024. There are no maturities of long-term debt for the five years following December 31, 1996 and no long-term debt provisions restricting the payment of dividends. Cash paid for interest was $16,346,000 in 1996, $16,458,000 in 1995 and $15,290,000 in 1994.


Note 3 - Redeemable Cumulative Preferred Stock

Mountain Fuel has authorized 4,000,000 shares of nonvoting redeemable cumulative preferred stock with no par value, but a stated and redemption value of $100 per share.

                                           8% Series  $8.625 Series
                                          (In Thousands)
Balance at January 1, 1994                     $5,125      $2,400
1994 redemption of stock                           (1)     (1,200)
1995 redemption of stock                         (167)     (1,200)
1996 redemption of stock                         (129)
Balance at December 31, 1996                   $4,828      -


Redemption requirements for the five years following December 31, 1996, are as follows:

                                          (In Thousands)

                     1997                        $148
                     1998                         180
                     1999                         180
                     2000                         180
                     2001                         180

Note 4 - Financial Instruments and Credit Management Activities

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                             December 31, 1996       December 31, 1995
                                            Carrying   Estimated    Carrying   Estimated
                                             Amount    Fair Value    Amount    Fair Value
                                                      (In Thousands)
Financial assets
    Cash and short-term investments            $1,875      $1,875      $1,466      $1,466
Financial liabilities
    Short-term loans                           76,200      76,200      56,100      56,100
    Long-term debt                            175,000     190,793     175,000     184,577
    Redeemable cumulative preferred stock       4,828       4,876       4,957       5,006

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments, and short-term loans - the carrying amount approximates fair value;
(2) Long-term debt - the fair value of the medium-term notes is based on the discounted present value of cash flows using the Company's current borrowing rates; (3) Redeemable cumulative preferred stock - the fair value is based on the call price at year end. Fair value is calculated at a point in time and does not represent what the Company would pay to retire the debt securities.

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


Note 5 - Income Taxes

The components of income taxes were as follows:

                                                Year Ended December 31,
                                              1996        1995        1994
                                                    (In Thousands)
Federal
  Current                                       ($678)      ($294)     $2,717
  Deferred                                     12,906       7,099       4,527
State
  Current                                         254         302         484
  Deferred                                      1,347         983         575
Deferred investment tax credits                  (383)       (384)       (400)
                                              $13,446      $7,706      $7,903

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate to income before income taxes is explained as follows:

                                                Year Ended December 31,
                                              1996        1995        1994
                                                   (In Thousands)
  Income before income taxes                  $42,434     $31,374     $31,255

  Federal income taxes at statutory rate      $14,852     $10,981     $10,939
  State income taxes, net of federal
   income tax benefit                           1,512       1,179         890
  Tight-sands gas production credits           (3,246)     (4,376)     (4,670)
  Investment-tax credits                         (383)       (384)       (400)
  Reduction in deferred income tax rate                      (571)
  Deferred taxes related to regulated
    assets for which deferred taxes
      were not provided for in prior years        921         921         921
  Other                                          (210)        (44)        223
    Income tax expense                        $13,446      $7,706      $7,903

Effective income tax rate                        31.7%       24.6%       25.3%

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                December 31,
                                              1996        1995
                                               (In Thousands)
Deferred tax liabilities
  Property, plant and equipment               $73,979     $73,200
  Purchased-gas adjustments                     9,200           0
  Unamortized debt reacquisition costs          3,646       3,859
  Income taxes recoverable from customers       2,892       3,368
  Pension costs                                 1,096       1,291
  Other                                         1,046         893
    Total deferred tax liabilities             91,859      82,611

Deferred tax assets
  Purchased-gas adjustments                         0       3,489
  Alternative minimum tax and production
    credit carryovers                           7,546       6,562
  Unbilled revenues                             3,937       5,905
  Deferred investment-tax credits               2,574       2,720
  Other                                         3,265       2,544
    Total deferred tax assets                  17,322      21,220
       Net deferred tax liabilities           $74,537     $61,391

Mountain Fuel applied an overpayment of 1995 income taxes to more than offset liability for 1996 taxes. Cash paid for income taxes was $7,333,000 in 1995 and $6,404,000 in 1994.


Note 6 - Rate Matters, Litigation and Commitments

On January 8, 1997, the Utah Division of Public Utilities (Division) filed a motion with the PSCU seeking an investigation into the reasonableness of Mountain Fuel's rates and requesting an interim rate decrease of $3.5 million. On January 29, 1997, the Division withdrew its petition and the PSCU accepted that action after receiving an agreed upon Mountain Fuel filing to reduce rates and charges by $2.8 million. On February 4, 1997, Mountain Fuel filed an application with the PSCU to reduce block rates, eliminate the new-premises fee for multi-family dwellings, and reduce the capacity-release revenue retained by Mountain Fuel from 20% to 10%. The annual revenue reduction resulting from these changes is expected to be about $2.85 million. The PSCU approved the filing effective February 18, 1997.

In 1993, Mountain Fuel began accruing revenues for gas delivered to residential and commercial customers but not billed at the end of the year. The impact of these accruals on the income statement has been deferred and is being recognized at the rate of $2,011,000 per year over a five-year period beginning in 1994 in accordance with a rate order received from the PSCU. This same rate order also reduces customer rates by $2,011,000 per year over the same five-year period. In addition, Mountain Fuel recorded other income of $5,589,000 for a one-time reduction of gas costs associated with these unbilled revenues. This transaction resulted in additional net income of about $3.5 million in 1994.

Mountain Fuel files semianually in Utah for gas cost pass-through treatment. A January 1996 application was approved on an interim basis effective January 1, 1996. In connection with the application, the Division has raised issues about the reasonableness of gas-gathering costs. The Company believes that its gathering costs are reasonable. The Company's January 1997 application for pass-through of gas costs was also approved on an interim basis. However, the Committee of Consumer Services raised questions about the amount of no-notice service and whether or not some of those costs should be allocated to Mountain Fuel's transportation customers. The Company feels that its level of no-notice service is reasonable.

Each year, Mountain Fuel purchases significant quantities of natural gas under numerous gas-purchase contracts with varying terms and conditions. Purchases under these agreements totalled $67,249,000 in 1996, $44,892,000 in 1995 and $73,682,000 in 1994.
Historically, gas-purchase contracts extended over many years. However, now it is common practice to contract for anywhere from one day up to one year. As of April 1, 1997, all but two long-term contracts will have terminated. One of the remaining contracts has a ten-year duration to supply gas to seven small, isolated southern Utah towns. It obligates Mountain Fuel to purchase up to 5,000 dth of gas per day at prices related to a market index. The other contract requires Mountain Fuel to purchase 50 dth per day at prices currently below market.

The Company has received notice that it may be partially liable in several environmental clean-up actions on sites that involve numerous other parties. Management believes that the Company's responsibility for remediation will be minor and that any potential liability will not be significant to its results of operations, financial position or liquidity.

Mountain Fuel, as a result of acquiring Questar Pipeline's gas-purchase contracts, is responsible for any judgment rendered against Questar Pipeline in a lawsuit that was tried before a jury in 1994. The jury awarded an independent producer compensatory damages of approximately $6.1 million and punitive damages of $200,000 on his claims. The producer's counterclaims originally exceeded $57 million, but were reduced to less than $10 million, when the presiding judge dismissed with prejudice some of the claims prior to the jury trial. Under existing PSCU rulings, any payments resulting from this judgment will be included in Mountain Fuel's gas balancing account and recovered in its rates for natural gas service. This same producer has recently filed additional claims against the Company and its affiliates in the same court and with the same presiding judge.

There are various legal proceedings against the Company. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's results of operations, financial position or liquidity.


Note 7 - Employee Benefits

Pension Plan: Substantially all Company employees are covered by Questar's defined benefit pension plan. Benefits are generally based on years of service and the employee's 36-month period of highest earnings during the 10 years preceding retirement. It is Questar's policy to make contributions to the plan at least sufficient to meet the minimum funding requirements of applicable laws and regulations. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. Pension cost was $2,820,000 in 1996, $3,352,000 in 1995, and
$2,962,000 in 1994.

Mountain Fuel's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 1996, Questar's fair value of plan assets exceeded the accumulated benefit obligation.

Postretirement Benefits Other Than Pensions: The Company pays a portion of health-care costs and life insurance costs for employees who retired prior to January 1, 1993. The plan changed for employees hired after January 1, 1993, to link the health-care benefits to years of service and to limit Questar's monthly health care contribution per individual to 170% of the 1992 contribution. Employees hired after December 31, 1996, do not qualify for benefits under this plan. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, corporate and U.S. government debt obligations, and insurance company general accounts. The Company is amortizing the transition obligation over a 20-year period, which began in 1992. Costs of postretirement benefits other than pensions were $2,424,000 in 1996, $3,183,000 in 1995 and $3,584,000 in 1994.
Both the PSCU and the PSCW allowed Mountain Fuel to recover future costs if the amounts are funded in an external trust.

The Company's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. The PSCU and the PSCW have allowed Mountain Fuel to recover postemployment costs through December 31, 1994 in future rates. At December 31, 1996, the Company had a $831,000 regulatory asset that it is amortizing over the next eight years.

Employee Investment Plan: The Company participates in Questar's Employee Investment Plan (ESOP), which allows eligible employees to purchase Questar common stock or other investments through payroll deduction. The Company makes contributions of Questar common stock to the ESOP of approximately 75% of the employees' purchases and contributes an additional $200 of common stock in
the name of each eligible employee.   The Company's expense and
contribution to the plan was $1,893,000 in 1996, $1,622,000 in 1995, and $1,542,000 in 1994.

Note 8 - Related Party Transactions

Questar Regulated Services was organized in 1996 and provides shared services for its two subsidiaries, Mountain Fuel and Questar Pipeline. These include business, technical and financial support, as well as planning and business development. Services and the subsequent billings began in 1997.

Wexpro, an affiliated company, operates certain properties owned by Mountain Fuel under the terms of the Wexpro Settlement Agreement. The Company receives a portion of Wexpro's income from oil operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues, was $2,768,000 in 1996, $3,400,000 in 1995 and
$3,391,000 in 1994. The Company paid Wexpro for the operation of Company-owned gas properties. These costs are included in natural gas purchases and amounted to $53,119,000 in 1996, $59,831,000 in 1995 and $57,870,000 in 1994.

Mountain Fuel purchased transportation and storage services from Questar Pipeline amounting to $61,078,000 in 1996, $54,083,000 in 1995 and $56,179,000 in 1994. The costs of these services were included in natural gas purchases. Also included in natural gas purchases are amounts paid to Questar Gas Management for gathering of Company-owned gas and purchased gas. These costs amounted to $14,515,000 in 1996, $15,867,000 in 1995 and
$14,766,000 in 1994. Gas-gathering activities were transferred to Questar Gas Management from Questar Pipeline in March 1996. Financial statements for prior years were reclassified to reflect the transfer.

Mountain Fuel has reserved transportation capacity on Questar Pipeline's system of approximately 800,000 decatherms per day and paid an annual demand charge of approximately $45.8 million for this reservation. Mountain Fuel releases excess capacity to its industrial transportation or other customers and receives a credit from Questar Pipeline for the released-capacity revenues and a portion of Questar Pipeline's interruptible-transportation revenues.

Mountain Fuel has a 15-year lease for some space in an office building located in Salt Lake City, Utah, that is owned by an affiliated company, Interstate Land. The lease begins in the fourth quarter of 1997 when remodeling of the building is scheduled for completion. The annual lease payment for each of the five years, beginning in 1998, is $1,155,000.

Questar InfoComm Inc. is an affiliated company that provides data processing and communication services to Mountain Fuel. The
Company paid Questar InfoComm $16,343,000 in 1996, $15,781,000 in
1995 and $15,996,000 in 1994.

Questar charges Mountain Fuel for certain administrative functions amounting to $5,746,000 in 1996, $5,283,000 in 1995,
and $5,814,000 in 1994.   These costs are included in operating
and maintenance expenses and are allocated based on each affiliated company's proportional share of revenues less gas costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

The Company received interest income from affiliated companies of $10,000 in 1995 and $225,000 in 1994. The Company incurred debt expense to Questar of $1,906,000 in 1996, $1,273,000 in 1995 and
$134,000 in 1994.

Note 9 - Oil and Gas Producing Activities (Unaudited)

The following information discusses the Company's oil and gas producing activities. All of the properties are cost-of-service properties with the return on investment established by state regulatory agencies. Mountain Fuel has not incurred any costs for oil and gas producing activities for the three years ended December 31, 1996. Wexpro develops and produces gas reserves owned by the Company. See Note 8 for the amounts paid by Mountain Fuel to Wexpro.

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

                                          Natural Gas      Oil
                                          (In Million   (In Thousands
                                          Cubic Feet)   of Barrels)
  Proved Developed Reserves
    Balance at January 1, 1994                428,238         772
      Revisions of estimates                     (576)        (13)
      Extensions and discoveries               26,085          13
      Production                              (37,435)        (65)
    Balance at December 31, 1994              416,312         707
      Revisions of estimates                     (831)         10
      Extensions and discoveries               10,591           2
      Production                              (36,632)        (57)
    Balance at December 31, 1995              389,440         662
      Revisions of estimates                    4,365         (44)
      Extensions and discoveries                2,812           2
      Production                              (36,740)        (56)
    Balance at December 31, 1996              359,877         564


                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

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


  /s/ D. N. Rose                 President and Chief Executive
 D. N. Rose                      Officer;  Director (Principal
                                 Executive Officer)


  /s/ S. E. Parks                Vice President, Treasurer and Chief Financial
 S. E. Parks                     Officer (Principal Financial Officer)


  /s/ G. H. Robinson             Vice President and Controller
 G. H. Robinson                  (Principal Accounting Officer)

*R. D. Cash                      Chairman of the Board
*R. H. Bischoff                  Director
*W. Whitley Hawkins              Director
*Robert E. Kadlec                Director
*Dixie L. Leavitt                Director
*Gary G. Michael                 Director
*D. N. Rose                      Director
*Harris H. Simmons               Director


March 26, 1997                   *By  /s/ D. N. Rose
  Date                                D. N. Rose, Attorney in Fact

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

   10.8.*1 Mountain Fuel Supply Company Annual Management Incentive Plan as amended and restated effective February 13, 1996. (Exhibit No. 10.8. to Form 10-K Annual Report for 1995.)

   10.9.*1 Mountain Fuel Supply Company Window Period Supplemental Executive Retirement Plan effective January 24, 1991.
            (Exhibit No. 10.9. to Form 10-K Annual Report for 1990.)

   10.10.*1 Mountain Fuel Supply Company Deferred Compensation Plan for
            Directors as amended and restated effective February 13, 1996. (Exhibit No. 10.10. to Form 10-K Annual Report for 1995.)

   10.11.* Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Pipeline Company effective September 1, 1993. (This agreement has been transferred to Questar Gas
            Management Company.) (Exhibit No. 10.11. to Form 10-K Annual Report for 1994.)

   24.      Power of Attorney.

   27.      Financial Data Schedule.
_______________________
     *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

     1Exhibits so marked are management contracts or compensation plans or arrangements.

     (b) Mountain Fuel did not file any Current Reports on Form 8-K during the last quarter of 1996.