Form 10-Q
period 1997-03-31
MOUNTAIN FUEL SUPPLY CO
filed 1997-05-13
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                Class               Outstanding as of March 31, 1997
Common Stock, $2.50 par value                  9,189,626 shares

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                             3 Months Ended        12 Months Ended
                                              March 31,             March 31,
                                                1997       1996       1997       1996
                                             (In Thousands)
REVENUES                                       $175,313   $144,903   $402,338   $366,857

OPERATING EXPENSES
  Natural gas purchases                          97,211     75,465    204,146    184,726
  Operating and maintenance                      27,404     25,421     99,093     94,042
  Depreciation                                    7,933      7,101     29,141     25,697
  Other taxes                                     2,743      3,119      7,695      9,350
    TOTAL OPERATING EXPENSES                    135,291    111,106    340,075    313,815

    OPERATING INCOME                             40,022     33,797     62,263     53,042

INTEREST AND OTHER INCOME                           723        709      3,047      4,240

DEBT EXPENSE                                     (4,342)    (4,272)   (16,707)   (16,685)

    INCOME BEFORE INCOME TAXES                   36,403     30,234     48,603     40,597

INCOME TAXES                                     14,094     11,383     16,157     11,139

    NET INCOME                                  $22,309    $18,851    $32,446    $29,458

See note to financial statements

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                              March 31,            December 31,
                                                1997       1996       1996
                                             (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                                      $1,875
  Accounts receivable                           $79,441    $76,251     63,171
  Inventories                                     8,154      7,129     15,295
  Purchased-gas adjustments                      29,331                24,210
  Other current assets                            3,653      3,520      4,511
    Total current assets                        120,579     86,900    109,062

Property, plant and equipment                   827,208    787,646    825,121
Less allowances for depreciation                333,171    309,748    325,821
    Net property, plant and equipment           494,037    477,898    499,300

Other assets                                     20,736     22,079     22,707

                                               $635,352   $586,877   $631,069

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                                $2,924     $3,613
  Notes payable to Questar Corporation           58,700     27,100    $76,200
  Accounts payable and accrued expenses          68,559     52,742     66,558
  Purchased-gas adjustments                                 21,792
    Total current liabilities                   130,183    105,247    142,758

Long-term debt                                  175,000    175,000    175,000
Other liabilities                                10,922     16,053     10,930
Deferred income taxes and investment
  tax credits                                    82,234     63,473     81,311
Redeemable cumulative preferred stock             4,808      4,957      4,828
Common shareholder's equity
  Common stock                                   22,974     22,974     22,974
  Additional paid-in capital                     41,875     41,875     41,875
  Retained earnings                             167,356    157,298    151,393
    Total common shareholder's equity           232,205    222,147    216,242

                                               $635,352   $586,877   $631,069

See note to financial statements

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                             3 Months Ended
                                              March 31,
                                                1997       1996
                                             (In Thousands)
OPERATING ACTIVITIES
  Net income                                    $22,309    $18,851
  Depreciation                                    8,641      7,790
  Deferred income taxes and investment
    tax credits                                     923     (5,075)
                                                 31,873     21,566
  Change in operating assets and
    liabilities                                  (9,428)    11,545

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                   22,445     33,111

INVESTING ACTIVITIES
  Capital expenditures                           (3,974)    (3,837)
  Proceeds from (costs of) disposition of
     property, plant and equipment                  596         (4)

        NET CASH USED IN INVESTING
          ACTIVITIES                             (3,378)    (3,841)

FINANCING ACTIVITIES
  Decrease in notes payable
     to Questar Corporation                     (17,500)   (29,000)
  Redemption of preferred stock                     (20)
  Checks outstanding in excess of
    cash balances                                 2,924      3,613
  Payment of dividends                           (6,346)    (5,349)

        NET CASH USED IN FINANCING
          ACTIVITIES                            (20,942)   (30,736)

        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS                ($1,875)   ($1,466)

See note to financial statements

MOUNTAIN FUEL SUPPLY COMPANY


NOTE TO CONDENSED FINANCIAL STATEMENTS
March 31, 1997
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.



Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations

MOUNTAIN FUEL SUPPLY COMPANY
March 31, 1997
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                             3 Months Ended        12 Months Ended
                                             March 31,             March 31,
                                                1997       1996       1997       1996
                                             (Dollars In Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers                $174,222   $144,567   $398,560   $363,502
    From affiliates                               1,091        336      3,778      3,355
      Total revenues                            175,313    144,903    402,338    366,857
  Natural gas purchases                          97,211     75,465    204,146    184,726
      Revenues less natural gas purchases       $78,102    $69,438   $198,192   $182,131
  Operating income                              $40,022    $33,797    $62,263    $53,042
  Net income                                     22,309     18,851     32,446     29,458

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales             36,405     34,417     82,832     78,789
    Industrial sales                              2,902      2,494      8,992      8,519
    Transportation for industrial
      customers                                  12,952     13,729     48,722     55,689
      Total deliveries                           52,259     50,640    140,546    142,997
  Natural gas revenue (per decatherm)
    Residential and commercial                    $4.47      $3.93      $4.30      $4.11
    Industrial sales                               2.37       2.14       2.21       2.30
    Transportation for industrial
      customers                                    0.14       0.11       0.13       0.11
  Heating degree days
    Actual                                        2,455      2,596      5,166      5,426
    Normal                                        2,743      2,743      5,801      5,801
       Warmer than normal                            10%         5%        11%         6%
  Number of customers at end of
    period                                      623,184    597,234

Revenues, less natural gas purchases, were $8,664,000 higher in the first quarter of 1997 and $16,061,000 higher in the 12-month period ended March 31, 1997 when compared with the respective periods in 1996. The higher net revenues resulted from an increase in customers served and in usage per customer, and the effect of a weather-normalization adjustment mechanism.

The number of customers served reached 623,184 at March 31, 1997.
This represents a 4.3% increase from a year earlier. Temperature adjusted usage per customer was 4% higher in the 12-month period ended March 31, 1997 when compared with the same period a year ago.

Temperatures, as measured in degree days, were warmer than normal in the 1997 periods and warmer than the 1996 periods. However, Mountain Fuel's rates include a weather-normalization adjustment that reduces the revenue impact of weather fluctuations. Virtually all of Mountain Fuel's residential and commercial volumes were covered under the weather-normalization adjustment in the first quarter of 1997 compared with about half of these volumes in the 1996 first quarter.

The Company agreed to a negotiated annual rate reduction of $2.8 million of revenues in Utah that went into effect February 18, 1997. The rate reduction decreased block rates, eliminated the new-premises fee for multifamily dwellings and reduced the capacity-release revenues retained by Mountain Fuel from 20% to 10%.

In other rate matters, the Company currently intends to file a gas-merchant unbundling proposal in Wyoming during 1997. Under this proposal, transportation would be extended to residential and commercial customers as well as industrial customers. Customers choosing transportation service would be allowed to secure gas supplies directly from producers and marketers and pay the Company a fee for transportation service. The Company expects that the opportunity to provide unbundled service in Wyoming in its anticipated form will not have a material effect on earnings. Mountain Fuel will maintain its current structure in Utah until competition or opportunities require change. At March 31, 1997, the Company served 21,348 customers in the state of Wyoming representing 3% of the total number of customers served by Mountain Fuel.

Volumes delivered to industrial customers decreased 2% in the first quarter of 1997 when compared with the same quarter of 1996 due to a continued abundance of low-cost hydroelectric power. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Mountain Fuel's natural gas purchases were higher in the 3- and 12-month periods of 1997 compared with the same periods of 1996 due to the increase in volumes sold and a higher natural gas purchase cost allowed in rates. The higher gas purchase cost reflects natural gas prices which increased sharply during the 1996-1997 winter heating season. Mountain Fuel's rates include the recovery of gas cost which amounted to $1.54 per decatherm (dth) in 1997 compared with $1.04 per dth in 1996. Mountain Fuel intends to file gas-cost pass-through requests in Wyoming and Utah during the last half of May and the first half of June with an effective date of July 1, 1997. The Company routinely files for adjustment of purchased-gas costs with both states on a semiannual basis.

Operating and maintenance expenses were 8% higher in the first quarter of 1997 and 5% higher in the 12-month period ended March 31, 1997 when compared with the same periods in 1996 because of costs associated with serving more customers, inflation and writing-off obsolete inventory. The escalation of operating costs was somewhat mitigated by cost-containment effects of consolidating certain administrative, marketing, financial, technical and related services under Questar Regulated Services Co. These services were previously staffed and performed within each of Mountain Fuel and its affiliated company, Questar Pipeline. Depreciation expense was higher in the 3- and 12-month periods of 1997 when compared to the same periods in the prior year primarily as a result of increased investment in property, plant and equipment.

The effective income tax rate was 38.7% in the first quarter of 1997 compared with 37.6% in the first quarter of 1996. The Company recognized $608,000 of tight-sands gas-production credits in the 1997 period and $937,000 in the 1996 period.


Liquidity and Capital Resources

Operating Activities:

Net cash provided from operating activities of $22,445,000 was $10,666,000 less than was generated in the same period of 1996. An increase in cash flow from higher earnings and non-cash deferred income taxes was more than offset by a use of cash flow in operating assets and liabilities. Gas purchase costs were under-collected in the 1997 quarter in contrast to an over-collection in the 1996 quarter resulting in a decrease in year-to-year cash flow of
$17,731,000.   Timing differences in the collection of receivables,
withdrawal of gas from storage and the payment of current liabilities account for the remainder of the changes in cash flow in 1997 compared with 1996.

Investing Activities:

Capital expenditures were $3,974,000 in the first three months of 1997 compared with $3,837,000 in the corresponding 1996 period.
Capital expenditures for calendar year 1997 are estimated at $64,000,000.

Financing Activities:

The Company has a short-term borrowing arrangement with its parent company, Questar Corporation. As of March 31, Mountain Fuel had loan balances outstanding of $58,700,000 at 1997 and $27,100,000 in 1996 payable to Questar. Financing activities in the first quarters of 1997 and 1996 included payment of dividends and a partial repayment of loans from Questar using net cash provided from operations. Capital expenditures for 1997 will be financed with net cash flow provided from operating activities, the issuance of long-term debt and borrowings from Questar.


                                 PART II
                            OTHER INFORMATION

Item 5.    Other Information.

      Mountain Fuel Supply Company (Mountain Fuel or the Company) currently intends to file an application with the Public Service Commission of Wyoming (the PSCW) during 1997, seeking permission to offer transportation service to residential and commercial customers. Customers choosing transportation service would be allowed to secure gas supplies directly from producers or marketers and pay the Company for transportation service. (Transportation service is already available to Mountain Fuel's industrial customers.) The Company currently has approximately 21,350 residential and commercial customers in southwestern Wyoming.
      KN Energy, Inc., has already offered unbundled services to some of its residential and commercial customers in Wyoming. Consequently, Mountain Fuel expects that the PSCW will grant the necessary regulatory approvals. The Company also expects that extending transportation service to residential and commercial customers will not have a material impact on its earnings.

                               SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MOUNTAIN FUEL SUPPLY COMPANY
                                       (Registrant)



May 12, 1997                        /s/D. N. Rose
    (Date)                          D. N. Rose
                                    President and Chief
                                    Executive Officer



May 12, 1997                        /s/S. E. Parks
    (Date)                          S. E. Parks
                                    Vice President, Treasurer and
                                    Chief Financial Officer