Form 10-K/A
period 1996-12-31
MOUNTAIN FUEL SUPPLY CO
filed 1997-07-22
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K/A

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 1997: $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1997: 9,189,626 shares of Common Stock, $2.50 par value. (All shares are owned by Questar
Regulated Services Company.)

ITEM 3.  LEGAL PROCEEDINGS

      There are various legal and regulatory proceedings pending that involve the Company and its affiliates. While it is not feasible to predict or determine the outcome of these proceedings, the Company's management believes that the outcome will not have a material adverse effect on the Company's financial position.

      Mountain Fuel, as a result of acquiring Questar Pipeline's gas purchase contracts, is responsible for any judgment rendered against Questar Pipeline in a lawsuit that was tried before a jury in 1994 in Wyoming's federal district court. The jury awarded an independent producer compensatory damages of approximately $6,100,000 and punitive damages of $200,000 on his claims involving take-or-pay, tax reimbursement, contract breach, and tortious interference with a contract. A judgment has not yet been entered because the presiding judge has still not issued a decision concerning the competing forms of judgment submitted by the opposing parties. The producer's counterclaims originally exceeded $57,000,000, but were reduced to less than $10,000,000, when the presiding judge dismissed with prejudice some of the claims prior to the jury trial. The Company's management believes that any payments resulting from this judgment will be included in Mountain Fuel's gas balancing account and recovered in its rates for natural gas sales service.
     This same producer has recently filed additional claims against the Company and its affiliates in the same court. The new lawsuit, which is currently assigned to the same judge presiding over the earlier litigation, updates the claims in the original lawsuit for the period since the trial and adds new claims of fraud and antitrust violations. The Company has informed the producer that it will make any payments for the period subsequent to the date covered by the original trial once the presiding judge enters judgment and rules on pending post-trial motions. The Company's management believes that the producer's new allegations of fraud and antitrust violation are without merit.

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

This same producer has recently filed additional claims against the Company and its affiliates in the same court and with the same presiding judge.
The new lawsuit, which is currently assigned to the same judge presiding over the earlier litigation, updates the claims in the original lawsuit for the period since the trial and adds new claims of fraud and antitrust violations. The Company has informed the producer that it will make any payments for the period subsequent to the date covered by the original trial once the presiding judge enters judgment and rules on pending post-trail motions. The Company's management believes that the producer's new allegations of fraud antitrust violation are without merit.

Mountain Fuel files semiannually in Utah for gas cost pass-through treatment. A January 1996 application was approved on an interim basis effective
January 1, 1996. In connection with the application and pass-through cases filed since then, the Division has raised issues about the reasonableness of gas-gathering costs for field-purchased gas gathered by Questar Gas Management. The Division has not yet formally requested the PSCU to disallow any portion of gas gathering costs, but has advised the Company that the amount in question is approximately $6 million. The Company's management believes that its gathering costs are reasonable. Mountain Fuel and the Division are engaged in discussions to resolve gathering cost issues.
The Company cannot predict the resolution of this dispute or any financial impact of such resolution on its balance sheet, income statement, or cash flows at the current time. The Company's 1997 application for pass-through of gas costs was also approved on an interim basis.


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



        ANNUAL REPORT ON FORM 10-K/A

ITEM 8. ITEM 14 (a) (1) and (2), (c) and (d)

       LIST OF FINANCIAL STATEMENTS
    AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       YEAR ENDED DECEMBER 31, 1996


       MOUNTAIN FUEL SUPPLY COMPANY

           SALT LAKE CITY, UTAH

FORM 10-K/A--ITEM 14 (a) (1) and (2)

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

Income Taxes: Mountain Fuel records cumulative increases in deferred taxes as income taxes recoverable from customers. The
Company has adopted procedures with its regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis. Mountain Fuel uses the deferral method to account for investment-tax credits as required by regulatory commissions. The Company's operations are consolidated with those of Questar and its subsidiaries for income tax purposes. The income tax arrangement between Mountain Fuel and Questar provides that amounts paid to or received from Questar are substantially the same as would be paid or received by the Company if it filed a separate return. Mountain Fuel also receives payment for tax benefits used in the consolidated tax return even if such benefits would not have been usable had the Company filed a separate return. The Company's historical income tax is not materially different from what it would be if calculated on a separate return basis.

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

Mountain Fuel files semianually in Utah for gas cost pass-through treatment. A January 1996 application was approved on an interim basis effective January 1, 1996. In connection with the application and pass-through cases filed since then, the Division raised issues about the reasonableness of gas-gathering costs for field-purchased gas gathered by Questar Gas Management.
The Division has not yet formally requested the PSCU to disallow any portion of gas gathering costs but has advised the Company that the amount in question is approximately $6 million. The Company's management believes that the gathering costs are reasonable. Mountain Fuel and the Division are engaged in discussions to resolve gathering cost issues. The Company cannot predict the resolution of this dispute or any financial impact of such resolution on its balance sheet, income statement, or its cash flows at the current time. The Company's January 1997 application for pass-through of gas costs was also approved on an interim basis.

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

This same producer has recently filed additional claims against the Company and its affiliates in the same court and with the same presiding judge. The lawsuit, which is currently assigned to the same judge presiding over the earlier litigation, updates the claims in the original lawsuit for the period since the trial and adds new claims of fraud and antitrust violations. The Company has informed the producer that it will make any payments for the period subsequent to the date covered by the original trial once the presiding judge enters judgment and rules on pending post-trial motions. The Company's management believes that the producer's new allegations of fraud and antitrust violation are without merit.

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

Note 8 - Related Party Transactions

The Company has material transactions with related parties, which are subject to periodic review by the PSCU and PSCW in the Company's rate proceedings. Mountain Fuel believes that the terms of the transactions with its affiliates described in this note, with the possible exception of the unique Wexpro settlement agreement, are as good as could have been negotiated with unaffiliated third parties at the time the underlying agreements were negotiated. See Note 6 for a discussion of the dispute involving the Company's charges for the volumes gathered by Questar
Gas Management.

Questar Regulated Services was organized in 1996 and provides shared services for its two subsidiaries, Mountain Fuel and Questar Pipeline. These include business, technical and financial support, as well as planning and business development. Services and the subsequent billings began in 1997.

Wexpro, an affiliated company, operates certain properties owned by Mountain Fuel under the terms of the Wexpro settlement agreement, which is a long-standing court-approved agreement that ended several years of regulatory proceedings and litigation and is monitored by the Division, the PSCU and the PSCW. The Company is not aware of any comparable arrangements. Generally, the Company's average price of cost-of-service gas has been lower than the price of gas volumes purchased from unaffiliated producers. The Company receives a portion of Wexpro's income from oil operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues, was $2,768,000 in 1996, $3,400,000 in 1995 and
$3,391,000 in 1994. The Company paid Wexpro for the operation of Company-owned gas properties. These costs are included in natural gas purchases and amounted to $53,119,000 in 1996, $59,831,000 in 1995 and $57,870,000 in 1994.

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

Note 9 - Oil and Gas Producing Activities (Unaudited)

The following information discusses the Company's oil and gas producing activities. Certain disclosure normally required for oil and gas producing activities has been omitted for the following reasons:
all of the properties are cost-of-service properties with the return on investment established by state regulatory agencies; Mountain Fuel has not incurred any costs for oil and gas producing activities for the three years ended December 31, 1996; Wexpro incurs the costs to develop and produce gas reserves owned by the Company, for which Mountain Fuel pays Wexpro the cost of services; and the Company is not acquiring any additional properties. See Note 8 for the amounts paid by Mountain Fuel to Wexpro.

Estimated Quantities of Proved Oil and Gas Reserves: The following estimates were made by Questar's reservoir engineers.
Reserve estimates are based on a complex and highly interpretive process which is subject to continuous revision as additional production and development drilling information becomes available. The quantities are based on existing economic and operating conditions using current prices and operating costs.
All oil and gas reserves reported are located in the United
States. Mountain Fuel does not have any long-term supply contracts with foreign governments or reserves of equity investees. No estimate of proved undeveloped reserves has been obtained because any development of such reserves will be undertaken by Wexpro.

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


                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22th day of July, 1997.

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


July 22, 1997                     *By  /s/ D. N. Rose
  Date                                D. N. Rose, Attorney in Fact