Form 10-Q
period 1997-06-30
MOUNTAIN FUEL SUPPLY CO
filed 1997-08-13
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
     30, 1997

                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _____ TO _____

                       Commission File No. 1-935



                      MOUNTAIN FUEL SUPPLY COMPANY
        (Exact name of registrant as specified in its charter)



     STATE OF UTAH                                          87-0155877
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification No.)


P.O. Box 45360, 180 East 100 South, Salt Lake City, Utah    84145-0360
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:     (801) 324-5555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                Class                  Outstanding as of June 30, 1997
Common Stock, $2.50 par value                  9,189,626 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                     3 Months Ended      6 Months Ended      12 Months Ended
                                      June 30,            June 30,            June 30,
                                        1997      1996      1997      1996      1997      1996
                                     (In Thousands)
REVENUES                               $63,323   $57,927  $238,636  $202,830  $407,734  $357,488

OPERATING EXPENSES
  Natural gas purchases                 29,669    25,144   126,880   100,609   208,671   175,940
  Operating and maintenance             25,802    23,746    53,206    49,167   101,149    93,981
  Depreciation                           7,369     6,842    15,302    13,943    29,668    26,615
  Other taxes                            2,546     2,732     5,289     5,851     7,509     9,261
    TOTAL OPERATING EXPENSES            65,386    58,464   200,677   169,570   346,997   305,797

    OPERATING INCOME (LOSS)             (2,063)     (537)   37,959    33,260    60,737    51,691

INTEREST AND OTHER INCOME                1,016     1,890     1,739     2,599     2,173     5,111

DEBT EXPENSE                            (4,465)   (3,901)   (8,807)   (8,173)  (17,271)  (16,594)

    INCOME (LOSS) BEFORE
      INCOME TAXES                      (5,512)   (2,548)   30,891    27,686    45,639    40,208

INCOME TAXES (CREDITS)                  (2,909)   (1,931)   11,185     9,452    15,179    11,519

    NET INCOME (LOSS)                  ($2,603)    ($617)  $19,706   $18,234   $30,460   $28,689

See notes to financial statements

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                      June 30,           December 31,
                                        1997      1996      1996
                                     (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                           $1,875
  Accounts receivable                  $32,626   $34,841    63,171
  Inventories                           10,745    12,299    15,295
  Purchased-gas adjustments             48,866              24,210
  Other current assets                   2,975     4,124     4,511
    Total current assets                95,212    51,264   109,062

Property, plant and equipment          840,247   792,134   825,121
Less allowances for depreciation       339,133   312,921   325,821
    Net property, plant and equipment  501,114   479,213   499,300

Other assets                            19,514    21,389    22,707

                                      $615,840  $551,866  $631,069

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                       $2,517    $1,638
  Notes payable to Questar
    Corporation                         69,900    28,500   $76,200
  Accounts payable and accrued
    expenses                            38,625    36,390    66,558
  Purchased-gas adjustments                        1,559
    Total current liabilities          111,042    68,087   142,758

Long-term debt                         175,000   175,000   175,000
Other liabilities                       11,083    16,056    10,930
Deferred income taxes and investment
  tax credits                           89,901    71,588    81,311

Redeemable cumulative preferred stock    4,808     4,954     4,828
Common shareholder's equity
  Common stock                          22,974    22,974    22,974
  Additional paid-in capital            41,875    41,875    41,875
  Retained earnings                    159,157   151,332   151,393
    Total common shareholder's equity  224,006   216,181   216,242

                                      $615,840  $551,866  $631,069

See notes to financial statements

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               6 Months Ended
                                                June 30,
                                                  1997      1996
                                               (In Thousands)
OPERATING ACTIVITIES
  Net income                                     $19,706   $18,234
  Depreciation                                    16,637    15,312
  Deferred income taxes and investment
    tax credits                                    8,590     3,040
                                                  44,933    36,586
  Change in operating assets and
    liabilities                                  (12,612)   11,289

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                    32,321    47,875

INVESTING ACTIVITIES
  Capital expenditures                           (20,985)  (15,969)
  Proceeds from disposition of
     property, plant and equipment                 2,534     3,291

        NET CASH USED IN INVESTING
          ACTIVITIES                             (18,451)  (12,678)

FINANCING ACTIVITIES
  Decrease in notes payable
     to Questar Corporation                       (6,300)  (27,600)
  Checks outstanding in excess
    of cash balances                               2,517     1,638
  Redemption of preferred stock                      (20)       (3)
  Payment of dividends                           (11,942)  (10,698)

        NET CASH USED IN FINANCING
          ACTIVITIES                             (15,745)  (36,663)

        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS                 ($1,875)  ($1,466)

See notes to financial statements

MOUNTAIN FUEL SUPPLY COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and six-month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Note 2 - Redemption of Preferred Stock

Mountain Fuel redeemed its 8% series of preferred stock July 1, 1997, at a redemption price equal to 101% of the principal amount. The
Company had 48,081 shares outstanding with a par value of $4,808,000 at the time of the transaction.

Note 3 - Financing

Mountain Fuel filed a registration statement with the Securities and Exchange Commission for the issuance of up to $75 million in medium-term notes. The registration statement became effective
July 23, 1997.   In August, Mountain Fuel issued $25 million of notes
maturing August 6, 2012 with an average coupon rate of 6.91%. Mountain Fuel intends to use the net proceeds from the sale of the notes to finance a portion of its capital expenditures and repay a portion of its short-term debt.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

MOUNTAIN FUEL SUPPLY COMPANY
June 30, 1997
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the
Company:

                                     3 Months Ended      6 Months Ended      12 Months Ended
                                      June 30,            June 30,            June 30,
                                        1997      1996      1997      1996      1997      1996
                                     (Dollars In Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers        $62,632   $57,064  $236,854  $201,631  $404,128  $354,582
    From affiliates                        691       863     1,782     1,199     3,606     2,906
      Total revenues                    63,323    57,927   238,636   202,830   407,734   357,488
  Natural gas purchases                 29,669    25,144   126,880   100,609   208,671   175,940
      Revenues less natural gas
        purchases                      $33,654   $32,783  $111,756  $102,221  $199,063  $181,548
  Operating income (loss)              ($2,063)    ($537)  $37,959   $33,260   $60,737   $51,691
  Net income (loss)                    ($2,603)    ($617)  $19,706   $18,234   $30,460   $28,689

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales    12,157    11,991    48,562    46,408    82,998    76,845
    Industrial sales                     2,104     1,858     5,006     4,352     9,238     8,309
    Transportation for industrial
      customers                         11,625    11,046    24,577    24,775    49,301    52,783
      Total deliveries                  25,886    24,895    78,145    75,535   141,537   137,937
  Natural gas revenue (per decatherm)
    Residential and commercial           $4.31     $3.93     $4.43     $3.93     $4.36     $4.10
    Industrial sales                      2.30      2.14      2.34      2.14      2.25      2.21
    Transportation for industrial
      customers                           0.12      0.13      0.13      0.12      0.12      0.11
  Heating degree days
    Actual                                 678       617     3,133     3,213     5,227     5,148
    Normal                                 741       741     3,484     3,484     5,801     5,801
       Warmer than normal                    9%       17%       10%        8%       10%       11%
  Number of customers at June 30,      621,647   597,143


Mountain Fuel reported a $2,603,000 net loss in the second quarter of 1997, an increase from a $617,000 loss in the second quarter of 1996. The 1996 second quarter loss was reduced by a $1.2 million before-tax gain from the sale of facilities. Mountain Fuel's net income for the first half of 1997 was 8% higher than was reported for the first half of 1996.

Revenues, less natural gas purchases, were $871,000 higher in the second quarter of 1997 and $9,535,000 higher in the 6-month period ended June 30, 1997 when compared with the respective periods in 1996. The higher net revenues resulted from an increase in the number of customers served and the effect of a weather-normalization adjustment mechanism.


The number of customers served reached 621,647 at June 30, 1997. This represents a 4.1% increase from a year earlier. Temperature adjusted usage per customer was slightly higher in the 12-month period ended June 30, 1997 when compared with the same period a year ago.

Temperatures, as measured in degree days, were warmer than normal in the 1997 periods. However, Mountain Fuel's rates include a weather-normalization adjustment that reduces the revenue impact of weather fluctuations. Virtually all of Mountain Fuel's residential and commercial volumes were covered under the weather-normalization adjustment in the first half of 1997 compared with about 50% of these volumes in the first half of 1996.

The Company agreed to a negotiated annual rate reduction of $2.85 million of revenues in Utah that went into effect February 18, 1997. The rate reduction decreased block rates, eliminated the new-premises fee for multifamily dwellings and reduced the capacity-release revenues retained by Mountain Fuel from 20% to 10%.

In other rate matters, the Company currently intends to file a gas-merchant unbundling proposal in Wyoming during 1997. Under this proposal, a transportation service option would be extended to residential and commercial customers as well as industrial customers. Customers choosing transportation service would be allowed to secure gas supplies directly from producers and marketers and pay the Company a fee for transportation services. Mountain Fuel will continue to offer a traditional bundled service as well. The Company expects that the option of unbundled service in Wyoming, in its anticipated form, will not have a material effect on earnings. Mountain Fuel will maintain its current structure in Utah until competition or opportunities require change. At June 30, 1997, the Company served 21,147 customers in the state of Wyoming representing 3% of the total number of customers served by Mountain Fuel.

Volumes delivered to industrial customers increased 6% in the second quarter of 1997 and were 2% higher in the first half of 1997 when compared with the same periods of 1996 due to increased deliveries for electric generation and metals refining. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Mountain Fuel's natural gas purchases were higher in the 3-, 6- and 12-month periods of 1997 when compared with the same periods of 1996 due to the increase in volumes sold and a higher natural gas purchase cost allowed in rates. Mountain Fuel's Utah rates include the recovery of gas cost which amounted to $1.54 per decatherm (dth) in 1997 compared with $1.04 per dth in 1996. The higher gas purchase cost reflects a combination of events. Natural gas prices increased sharply during the 1996-1997 winter heating season and the Company is projecting that less low-cost gas will be supplied from Company-owned reserves in the future.

The Public Service Commission of Utah (PSCU) approved on an interim basis a $35.2 million annual increase in Utah natural gas rates to be effective July 1, 1997 to allow recovery of purchased-gas costs. The Public Service Commission of Wyoming approved a $1.8 million annual increase also effective July 1, 1997. The Company has a purchased-gas cost adjustment mechanism whereby purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. The Company routinely files for adjustment of purchased-gas costs with Utah and Wyoming on a semiannual basis.

The PSCU approved a purchased gas-cost recovery application on an interim basis, effective January 1, 1996. In connection with the application and pass-through cases filed since then, the Utah Division of Public Utilities (Division) has raised issues about the reasonableness of gas-gathering costs for field-purchased gas gathered by Questar Gas Management. The Division has not yet formally requested the PSCU to disallow any portion of gas gathering costs, but has advised the Company that the amount in question is approximately $6 million. The Company's management believes that its gathering costs are reasonable and in compliance with contract terms and applicable laws. Mountain Fuel and the Division are engaged in discussions to resolve gathering cost issues. The Company cannot predict the resolution of this dispute or any financial impact of such resolution on its balance sheet, income statement, or cash flows at the current time. The Company's January 1997 application for pass through of gas costs was also approved on an interim basis.

Operating and maintenance expenses were higher in the 3-, 6- and 12-month periods ended June 30, 1997 when compared with the same periods in 1996 because of increased costs associated with serving more customers, inflation and write-off obsolete inventory. The Company has experienced a 4% increase in labor costs, which is in line with management's expectations. The escalation of operating costs was somewhat mitigated by cost-containment effects of consolidating certain administrative, marketing, financial, technical and related services under Questar Regulated Services Co., which wholly owns Mountain Fuel. These services were previously staffed and performed separately by Mountain Fuel and its affiliated company, Questar Pipeline.

Depreciation expense was higher in the 1997 periods primarily as a result of increased investment in property, plant and equipment. Interest and other income was lower in the 3- and 6-month periods of 1997 when compared with the same periods of 1996 primarily due to a sale of facilities in the second quarter of 1996 that netted a $1.2 million gain before income taxes.

The effective income tax rate was 36.2% in the first half of 1997 compared with 34.1% in the first half of 1996. The Company recognized $1,296,000 of tight-sands gas-production credits in the 1997 period down from $1,810,000 in the 1996 period.


Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $32,321,000 was
$15,554,000 less than was generated in the same period of 1996.   An
increase in cash flow from higher earnings and non-cash deferred income tax expense was more than offset by a use of cash flow in operating assets and liabilities. Gas purchase costs were under-collected in the first half of 1997 in contrast to an over-collection in the 1996 period. Timing differences in the withdrawal of gas from storage and the payment of current income taxes accounted for the remainder of the change in cash flow in 1997 compared with 1996.

Investing Activities

Capital expenditures amounted to $20,985,000 in the first half of 1997 compared with $15,969,000 in the corresponding 1996 period. Capital expenditures for calendar year 1997 are estimated at $61,700,000.

Financing Activities

The Company has a short-term borrowing arrangement with Questar Corporation. As of June 30, Mountain Fuel had loan balances outstanding of $69,900,000 in 1997 and $28,500,000 in 1996 payable to
Questar. Financing activities in the first half of 1997 and 1996 included payment of dividends and a partial repayment of loans from Questar using net cash provided from operations. Capital expenditures for 1997 will be financed with net cash flow provided from operating activities, the issuance of long-term debt and borrowings from Questar.

This 10-Q contains forward-looking statements about the future operations and expectations of Mountain Fuel. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.


                                 PART II
                            OTHER INFORMATION

Item 1.  Legal Proceedings.

      a. On June 1, 1997, Mountain Fuel Supply Company (Mountain Fuel or the Company) filed a semi-annual application with the Public Service Commission of Wyoming (the PSCW) under the purchased-gas adjustment provision of its tariff. In its application, the Company requested regulatory permission to reflect annualized gas costs of $8,708,559 in its Wyoming rates for natural gas service, effective July 1, 1997 and to assess and to revise the rate structure for low-load-factor industrial sales customers. The gas costs result in rates that are approximately 9 percent higher for the Company's residential customers. The PSCW authorized the Company to reflect the increased costs in its rates as of July 1, 1997 on an interim basis, but set the matter involving industrial customers for hearing.

      b. The Company filed a pass-through application with the Public Service Commission of Utah (PSCU) on June 24, 1997. In this application, Mountain Fuel requested authorization to reflect $225,124,508 in its Utah rates, representing an annualized revenue increase of approximately $35,200,000 and resulting in approximately 8 percent higher rates for residential customers. The PSCU issued an interim order on July 8, 1997, authorizing the Company to reflect the requested increase in rates effective July 1, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

      a.    The following exhibit has been filed as part of this report:

      Exhibit No.Exhibit

           12.   Ratio of Earnings to Fixed Charges

      b. On July 29, 1997, Mountain Fuel filed a Current Report on Form 8-K dated as of July 28, 1997. The report included, as exhibits, a copy of the earnings release issued by Questar Corporation (the
Company's parent), a balance sheet and income statement for the periods ending June 30, 1997.



                               SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MOUNTAIN FUEL SUPPLY COMPANY
                                       (Registrant)



August 13, 1997                     /s/D. N. Rose
    (Date)                          D. N. Rose
                                    President and Chief
                                    Executive Officer




August 13, 1997                     /s/S. E. Parks
    (Date)                          S. E. Parks
                                    Vice President, Treasurer and
                                    Chief Financial Officer