Form 10-Q
period 1997-09-30
MOUNTAIN FUEL SUPPLY CO
filed 1997-11-14
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                Class             Outstanding as of September 30, 1997
Common Stock, $2.50 par value                  9,189,626 shares
Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

MOUNTAIN FUEL SUPPLY COMPANY
STATEMENTS OF INCOME
(Unaudited)

<CAPTIION>
                                     3 Months Ended      9 Months Ended      12 Months Ended
                                     September 30,       September 30,       September 30,
                                        1997      1996      1997      1996      1997      1996
                                     (In Thousands)
REVENUES                               $47,479   $42,197  $286,115  $245,027  $413,016  $359,854

OPERATING EXPENSES
  Natural gas purchases                 21,716    16,559   148,596   117,168   213,828   175,975
  Operating and maintenance             23,103    22,600    76,309    71,767   101,652    93,818
  Depreciation                           7,189     6,445    22,491    20,388    30,412    27,213
  Other taxes                            2,085     1,434     7,374     7,285     8,160     8,504
    TOTAL OPERATING EXPENSES            54,093    47,038   254,770   216,608   354,052   305,510

    OPERATING INCOME (LOSS)             (6,614)   (4,841)   31,345    28,419    58,964    54,344

INTEREST AND OTHER INCOME                  902       608     2,641     3,207     2,467     3,866

DEBT EXPENSE                            (4,886)   (4,087)  (13,693)  (12,260)  (18,070)  (16,683)

    INCOME (LOSS) BEFORE
      INCOME TAXES                     (10,598)   (8,320)   20,293    19,366    43,361    41,527

INCOME TAXES (CREDITS)                  (4,824)   (3,873)    6,361     5,579    14,228    12,360

    NET INCOME (LOSS)                  ($5,774)  ($4,447)  $13,932   $13,787   $29,133   $29,167

See notes to financial statements

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                     September 30,       December 31,
                                        1997      1996      1996
                                     (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                           $1,875
  Accounts receivable                  $23,112   $21,880    63,171
  Inventories                           19,253    17,898    15,295
  Purchased-gas adjustments             59,487    13,206    24,210
  Other current assets                   3,644     3,889     4,511
    Total current assets               105,496    56,873   109,062

Property, plant and equipment          858,741   806,363   825,121
Less allowances for depreciation       346,947   319,183   325,821
    Net property, plant and equipment  511,794   487,180   499,300

Other assets                            19,471    21,126    22,707

                                      $636,761  $565,179  $631,069

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                       $1,174      $606
  Notes payable to Questar
    Corporation                         73,100    54,300   $76,200
  Accounts payable and accrued
    expenses                            37,188    30,737    66,558
    Total current liabilities          111,462    85,643   142,758

Long-term debt                         207,000   175,000   175,000
Other liabilities                       10,756    16,072    10,930
Deferred income taxes and investment
  tax credits                           94,859    77,237    81,311

Redeemable cumulative preferred stock              4,840     4,828
Common shareholder's equity
  Common stock                          22,974    22,974    22,974
  Additional paid-in capital            41,875    41,875    41,875
  Retained earnings                    147,835   141,538   151,393
    Total common shareholder's equity  212,684   206,387   216,242

                                      $636,761  $565,179  $631,069

See notes to financial statements

MOUNTAIN FUEL SUPPLY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               9 Months Ended
                                               September 30,
                                                  1997      1996
                                               (In Thousands)
OPERATING ACTIVITIES
  Net income                                     $13,932   $13,787
  Depreciation                                    24,452    22,507
  Deferred income taxes and investment
    tax credits                                   13,548     8,689
                                                  51,932    44,983
  Change in operating assets and
    liabilities                                  (24,617)   (1,253)

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                    27,315    43,730

INVESTING ACTIVITIES
  Capital expenditures                           (39,473)  (30,908)
  Proceeds from disposition of
     property, plant and equipment                 2,527     3,068

        NET CASH USED IN INVESTING
          ACTIVITIES                             (36,946)  (27,840)

FINANCING ACTIVITIES

  Checks outstanding in excess
    of cash balances                               1,174       606
  Decrease in notes payable
     to Questar Corporation                       (3,100)   (1,800)
  Redemption of preferred stock                   (4,876)     (117)
  Issuance of  long-term debt                     32,000
  Payment of dividends                           (17,442)  (16,045)

        NET CASH PROVIDED FROM (USED
          IN) FINANCING ACTIVITIES                 7,756   (17,356)

        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS                 ($1,875)  ($1,466)

See notes to financial statements

MOUNTAIN FUEL SUPPLY COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 1997
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and nine-month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Note 2 - Redemption of Preferred Stock

Mountain Fuel redeemed its 8% series of preferred stock July 1, 1997, at a redemption price equal to 101% of the principal amount. The
Company had 48,081 shares outstanding with a par value of $4,808,000 at the time of the transaction.

Note 3 - Financing

Mountain Fuel filed a registration statement with the Securities and Exchange Commission for the issuance of up to $75 million in medium-term notes. The registration statement became effective July
23, 1997.   Mountain Fuel issued $32 million of medium-term notes in
the third quarter of 1997 and an additional $18 million in October 1997. The notes have a weighted average coupon rate of 6.88% and a weighted average maturity of 16.5 years. Mountain Fuel intends to use the net proceeds from the sale of the notes to finance a portion of its capital expenditures and repay a portion of its short-term debt.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

MOUNTAIN FUEL SUPPLY COMPANY
September 30, 1997
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the
Company:

                                     3 Months Ended      9 Months Ended      12 Months Ended
                                     September 30,       September 30,       September 30,
                                        1997      1996      1997      1996      1997      1996
                                     (Dollars In Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers        $47,027   $41,451  $283,881  $243,082  $409,704  $357,191
    From affiliates                        452       746     2,234     1,945     3,312     2,663
      Total revenues                    47,479    42,197   286,115   245,027   413,016   359,854
  Natural gas purchases                 21,716    16,559   148,596   117,168   213,828   175,975
      Revenues less natural gas
        purchases                      $25,763   $25,638  $137,519  $127,859  $199,188  $183,879
  Operating income (loss)              ($6,614)  ($4,841)  $31,345   $28,419   $58,964   $54,344
  Net income (loss)                    ($5,774)  ($4,447)  $13,932   $13,787   $29,133   $29,167

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales     6,799     7,575    55,361    53,983    82,222    77,594
    Industrial sales                     1,743     1,569     6,749     5,921     9,412     8,142
    Transportation for industrial
      customers                         12,390    12,391    36,967    37,166    49,300    51,589
      Total deliveries                  20,932    21,535    99,077    97,070   140,934   137,325
  Natural gas revenue (per decatherm)
    Residential and commercial           $5.24     $4.29     $4.53     $3.98     $4.44     $4.08
    Industrial sales                      2.69      2.14      2.43      2.14      2.35      2.19
    Transportation for industrial
      customers                           0.13      0.12      0.13      0.12      0.13      0.11
  Heating degree days
    Actual                                  82       144     3,215     3,357     5,165     5,215
    Normal                                 110       110     3,594     3,594     5,801     5,801
       Colder (warmer) than normal        (25%)       31%     (11%)      (7%)     (11%)     (10%)
   Number of customers at
     September 30,                     626,653   603,647

Revenues, less natural gas purchases, were $125,000 higher in the third quarter of 1997 and $9,660,000 higher in the nine-month period ended September 30, 1997 when compared with the respective periods in 1996. The higher net revenues resulted from the effect of a weather-normalization adjustment mechanism and an increase in the number of customers served and were partially offset by a 1997 rate reduction.

Mountain Fuel's rates include a weather-normalization adjustment that normalizes the revenue impact of weather fluctuations. Virtually all of Mountain Fuel's residential and commercial volumes were covered under the weather-normalization adjustment in the first nine months of 1997 compared with about 50% of these volumes in the first nine months of 1996.

The number of customers served by the Company reached 626,653 at September 30, 1997, representing a 3.8 % increase from a year earlier.

The Company agreed to a negotiated annual rate reduction of $2.85 million of revenues in Utah that went into effect February 18, 1997. The rate reduction decreased block rates, eliminated the new-premises fee for multifamily dwellings and reduced the capacity-release revenues retained by Mountain Fuel from 20% to 10%.

In other rate matters, the Company currently intends to file a gas-merchant unbundling proposal in Wyoming during the fourth quarter of 1997. Under this proposal, a transportation service option would be extended to residential and commercial customers as well as industrial customers. Customers choosing transportation service would be allowed to secure gas supplies directly from producers and marketers and pay the Company a fee for transportation services. Mountain Fuel will continue to offer a traditional bundled service as well. The Company expects that the option of unbundled service in Wyoming, in its anticipated form, will not have a material effect on earnings. Mountain Fuel does not anticipate changes to its current structure in Utah until competition or opportunities require change. At September 30, 1997, the Company served 21,309 customers in the state of Wyoming amounting to 3% of the total number of customers served by Mountain Fuel.

Volumes delivered to industrial customers were slightly higher in the first nine months of 1997 when compared with the same period of 1996. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Mountain Fuel's natural gas purchases were higher in the 3-, 9- and 12-month periods of 1997 when compared with the same periods of 1996 due to a higher natural gas-cost component allowed in rates and an increase in volumes sold. The gas-cost component of Mountain Fuel's Utah rates increased to $1.90 per decatherm (dth) July 1, 1997 compared with $1.08 per dth in 1996. These higher rates resulted from sharply increased natural gas prices during the 1996-1997 heating season.

In addition to the gas-cost rate increase approved in July 1997, the Public Service Commission of Utah (PSCU) approved on an interim basis, a $34 million annual increase in Utah natural gas rates effective October 22, 1997. The rate increase is to allow recovery of purchased-gas costs. The gas-cost component in rates after this filing was increased to $2.27 per dth. The Public Service Commission of Wyoming approved a $1.8 million annual increase effective July 1, 1997 and a $1.4 million increase effective October 27, 1997. The Company has a purchased-gas cost adjustment mechanism whereby purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. The Company routinely files for adjustment of purchased-gas costs with Utah and Wyoming on a semiannual basis.

The PSCU approved a purchased gas-cost recovery application on an interim basis, effective January 1, 1996. In connection with the application and pass-through cases filed since then, the Utah Division of Public Utilities (Division) has raised issues about the reasonableness of gas-gathering costs for Mountain Fuel-owned gas gathered by Questar Gas Management. After extensive discussions with the Division, it appears that the gathering costs issues have been resolved prospectively. The key issue remaining is whether the reduction in gathering costs should be applied retroactively to March 1996, the costs in question could amount to approximately $6 million. The Division has not formally requested the PSCU to disallow any portion of gas-gathering costs. The Company's management believes that its gathering costs are reasonable and in compliance with contract terms and applicable laws. The Company cannot predict the resolution of this dispute or any financial impact of such resolution on its balance sheet, income statement, or cash flows at the current time. The Company's subsequent applications for pass through of gas costs were also approved on an interim basis.

Operating and maintenance expenses were higher in the 3-, 9- and 12-month periods ended September 30, 1997 when compared with the same periods in 1996 because of increased costs associated with serving more customers, inflation and operating and enhancing new information technology systems. The escalation of operating costs was somewhat mitigated by cost-containment effects of consolidating certain administrative, marketing, financial, technical and related services under Questar Regulated Services Co., which wholly owns Mountain Fuel. These services were previously staffed and performed separately by Mountain Fuel and its affiliated company, Questar Pipeline.

Depreciation expense was higher in the 1997 periods primarily as a result of increased investment in property, plant and equipment and estimated shorter useful lives for computer software and equipment. Interest and other income was lower in the 9- and 12-month periods of 1997 when compared with the same periods of 1996 primarily due to a sale of facilities in the second quarter of 1996 that netted a $1.2 million gain before income taxes. Debt expense was higher in the 1997 periods due primarily to an increase in debt balances, including the recent issues of medium-term notes.

The effective income tax rate was 31.3% in the first nine months of 1997 compared with 28.8% in the same time period of 1996. The Company recognized $2,007,000 of tight-sands gas-production credits in the 1997 period down from $2,456,000 in the 1996 period.


Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $27,315,000 was $16,415,000 less than was generated in the same period of 1996. An increase in cash flow from higher earnings and non-cash deferred income tax expense was more than offset by an under-collection of gas costs in rates and timing differences in the withdrawal of gas from underground storage.

Investing Activities

Capital expenditures amounted to $39,473,000 in the first nine months of 1997 compared with $30,908,000 in the corresponding 1996 period. Capital expenditures for calendar year 1997 are estimated at $61,700,000.

Financing Activities

The Company has a short-term borrowing arrangement with Questar Corporation. As of September 30, Mountain Fuel had loan balances outstanding of $73,100,000 in 1997 and $54,300,000 in 1996 payable to
Questar. Financing activities in the first nine months of 1997 and 1996 included payment of dividends and a partial repayment of loans from Questar using net cash provided from operations. Also in the third quarter of 1997, the Company issued $32 million of medium-term notes and redeemed $4.8 million of preferred stock. The Company issued an additional $18 million of notes in October of 1997.
Capital expenditures for 1997 will be financed with net cash flow provided from operating activities, the issuance of medium-term debt and borrowings from Questar.

This 10-Q contains forward-looking statements about the future operations and expectations of Mountain Fuel. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.


                                 PART II
                            OTHER INFORMATION

Item 5.  Other Information.

      a. On October 8, 1997, Mountain Fuel Supply Company (Mountain Fuel or the Company) filed an application with the Public Service Commission of Utah (PSCU), seeking an interim adjustment to the commodity portion of its natural gas rates. The Company, in its application, noted that the cost of purchased gas supplies was projected to be higher than expected when it made its semi-annual application in June of 1997 and requested approval to reflect annualized gas costs of $259,153,092 in its rates. The gas costs represent a revenue increase of approximately $34 million and result in approximately 7.75 percent higher rates for residential customers. By an interim order dated October 24, 1997, the PSCU authorized Mountain Fuel to collect the requested increase.

      b. The Company filed a similar application with the Public Service Commission of Wyoming (PSCW) on October 15, 1997. In this application, Mountain Fuel sought approval to reflect $10,101,400 in annualized gas costs, representing a revenue increase of approximately $1.4 million. The PSCW authorized the Company to collect the requested increase in rates effective October 27, 1997.

      c. On November 4, 1997, the PSCU held a prehearing in conjunction with some issues from the Company's pending pass-through cases. The primary issue involves the treatment of Mountain Fuel's costs for gathering services provided by Questar Gas Management Company (Questar Gas Management), an affiliate.

      Questar Gas Management provides gathering services for the Company under a 1993 agreement that was transferred to it from Questar Pipeline Company, an affiliated interstate pipeline. This agreement specified that contract rates would be redetermined as of September 1, 1997. The new rates for gathering services are lower than the rates charged prior to September 1997. The Division of Public Utilities, a state agency, claims that the reduction should be extended retroactively to March of 1996, when Questar Pipeline transferred the gathering assets and agreement to Questar Gas Management.

      Mountain Fuel's management believes that its gathering costs are reasonable and intends to vigorously defend its position that the contract rates should not be retroactively reduced. The Company anticipates that the issue will go to public hearings.

      d. The Company still intends to file an unbundling proposal with the PSCW prior to the end of the year, seeking permission to offer a transportation option to residential and commercial customers.
Customers choosing transportation service would be allowed to secure gas supplies directly from producers and marketers and pay Mountain Fuel for transportation service. (Transportation service is already available to Mountain Fuel's industrial customers.) The Company would continue to offer bundled sales service to its residential and commercial customers and expects that a majority of its 21,309 core customers in southwestern Wyoming would continue to choose sales service.


Item 6.  Exhibits and Reports on Form 8-K.

      a.   The following exhibit has been filed as part of this report:

      Exhibit No.Exhibit

         12.     Ratio of Earnings to Fixed Charges.


                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MOUNTAIN FUEL SUPPLY COMPANY
                                       (Registrant)



November 13, 1997                  /s/S. E. Parks
    (Date)                         S. E. Parks
                                   Vice President, Treasurer and
                                   Chief Financial Officer (Duly
                                   authorized officer and principal
                                   financial officer.)