Form 10-K
period 1997-12-31
QUESTAR GAS CO
filed 1998-03-30
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                       Commission File No. 1-935
                          QUESTAR GAS COMPANY
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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                 None
      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 None
     SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:
                 Notes:  Medium Term Notes, 6.85% to 8.43%,
                        due 2007 to 2024

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [x]   No

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 23, 1998: $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 23, 1998: 9,189,626 shares of Common Stock, $2.50 par value. (All shares are owned by Questar
Regulated Services Company.)

      Registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

                         TABLE OF CONTENTS


Heading                                                      Page

                              PART I

Items 1.
and 2.    BUSINESS AND PROPERTIES.............................  1
             General..........................................  1
             Gas Distribution.................................  1
             Gas Supply.......................................  3
             Competition, Growth and Unbundling...............  4
             Regulation.......................................  6
             Relationships with Affiliates....................  8
             Employees........................................ 11
             Environmental Matters............................ 11
             Research and Development......................... 12

Item 3.   LEGAL PROCEEDINGS................................... 12

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS.................................... 13

                              PART II

Item 5.   MARKET FOR REGISTRANT'S EQUITY
          AND RELATED STOCKHOLDER MATTERS..................... 13

Item 6.   OMITTED............................................. 13

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATION........................................... 14

Item 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA.................................. 18

Item 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE................................ 18

                             PART III

Items     OMITTED............................................. 18
10-13

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K............................. 18

SIGNATURES.................................................... 36


                             FORM 10-K
                        ANNUAL REPORT, 1997
                              PART I

ITEMS 1. and 2.  BUSINESS AND PROPERTIES

General

     Questar Gas Company (formerly Mountain Fuel Supply Company, referred to as the "Company" or "Questar Gas") distributes natural gas to more than 641,000 sales and transportation customers in Utah, southwestern Wyoming, and a small section in southeastern Idaho. It is part of the Regulated Services segment within Questar Corporation ("Questar"), which is a publicly-owned integrated provider of energy services.

     The Company, through a predecessor, began distributing natural gas in 1929 when a pipeline was built to transport natural gas from southwestern Wyoming to Salt Lake City, Utah. Between 1929 and the present time, Questar Gas gradually expanded the boundaries of its distribution system to include over 90 percent of Utah's population and to capture a market share of over 90 percent for furnaces and water heaters.

     The Company has traditionally capitalized on two competitive advantages, owning natural gas reserves and offering a full, range of services to customers at reasonable prices. Questar Gas intends to maintain its competitive position in its traditional service area, even as deregulation and unbundling may open the area to other players, and to take advantage of opportunities to expand its range of activities.

Gas Distribution

     As of December 31, 1997, Questar Gas was serving 641,696 residential, commercial, and industrial customers, a 3.8 percent increase from the 618,231 customers served as of the end of 1996. (Customers are defined in terms of active meters.) The Company distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Approximately 96 percent of the Company's customers are in Utah. The Company serves the communities of Rock Springs, Green River, and Evanston in southwestern Wyoming and the community of Preston in southeastern Idaho. Questar Gas has been granted the necessary regulatory approvals by the Public Service Commission of Utah ("PSCU"), the Public Service Commission of Wyoming ("PSCW"), and the Public Utilities Commission of Idaho ("PUCI") to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

     Questar Gas added 23,465 customers in 1997, which was the fourth consecutive year in which the Company added at least 20,000 customers.
Most of the customer growth was attributable to new housing, although the Company continues to add customers in its traditional and new service areas that are converting to natural gas. The population of its service area in Utah continues to grow faster than the national average. The Company expects to add 15,000-20,000 customers each year until at least 2002, when Salt Lake City hosts the Winter Olympics.

     The Company's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 decatherms ("Dth") per year) uses more than 75 percent of his total gas requirements in the coldest six months of the year. The Company's revenue forecasts used to set rates are based on normal temperatures. Historically, revenues and resulting net income have been affected by temperature patterns that are below or above normal. As measured in degree days, temperatures in the Company's service area were 6 percent warmer than normal; 1997 was the fourth consecutive year in which temperatures have been warmer than normal.

     The Company's sensitivity to weather and temperature conditions has been ameliorated by adopting a weather normalization mechanism for its general service customers in Utah and Wyoming. The mechanism, which was in effect for all of 1997, adjusts the non-gas cost portion of a customer's monthly bill as the actual degree days in the billing cycle are warmer or colder than normal. This mechanism reduces the sometimes dramatic fluctuations in any given customer's monthly bill from year to year.

     During 1997, Questar Gas sold 85.7 million decatherms ("MMDth") of natural gas to residential and commercial customers, compared to
80.8 MMDth in 1996. (A Dth is an amount of heat energy equal to 10 therms or 1 million Btu. In the Company's system, each thousand cubic feet ("Mcf") of gas equals approximately 1.07 Dth.) General service sales to residential and commercial customers were responsible for over 89 percent of the Company's total revenues in 1997.

     Questar Gas has designed its distribution system and annual gas supply plan to handle design-day demand requirements. The Company periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 1997-98 heating season, the Company used a design-day demand of 958,798 Dth for firm customers. Questar Gas is also obligated to have pipeline capacity, but not gas supply, for firm transportation customers. The Company's management believes that the distribution system is adequate to meet the demands of its firm customers.

     The Company's total industrial deliveries, including both sales and transportation, increased during 1997, from 58.1 MMDth in 1996 to
60.8 MMDth in 1997.

     The majority of interruptible sales service customers pay rates based on the Company's weighted average cost of purchased gas, which is periodically lower for some customers than the cost of purchasing volumes directly from producers and paying transportation rates. The Company also has an interruptible sales rate utilizing a dedicated gas portfolio.

     The Company's tariff permits industrial customers to make annual elections for interruptible sales or transportation service. Questar Gas has been providing transportation service since 1986. The Company's largest transportation customers, as measured by revenue contributions in 1997, are the Geneva Steel plant in Orem, Utah; the Kennecott copper processing operations, located in Salt Lake County; and the mineral extraction operations of Magnesium Corporation of America in Tooele County west of Salt Lake.

     Questar Gas owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 19,256 miles of street mains, service lines, and interconnecting pipelines. The Company has consolidated many of its activities in its operations center, warehouse and garage located in Salt Lake City, Utah. Questar Gas continues to own field offices and service center facilities in other parts of its service area. It has fee title to the properties on which its operation and service centers are constructed. The mains and service lines are constructed pursuant to franchise agreements or rights-of-way.

Gas Supply

     Questar Gas owns natural gas producing properties in Wyoming, Utah and Colorado that are operated by Wexpro Company ("Wexpro") and uses the gas produced from these properties for part of its base-load demand. The Company's investment in these properties is included in its utility rate base. Questar Gas has regulatory approval to reserve "cost-of-service" gas for firm sales customers. During 1997, approximately 45 percent of the Company's firm sales requirement was satisfied with cost-of-service gas produced from over 550 wells in more than 30 fields. (As defined, cost-of-service gas includes related royalty gas.) The volumes produced from such properties are transported for the Company by Questar Pipeline. See "Relationships with Affiliates." During 1997, 44.0 MMDth of gas were delivered from such properties, compared to 49.1 MMDth in 1996.

     The Company estimates that it had reserves of 336.9 billion cubic feet ("Bcf") of natural gas as of year-end 1997 compared to 359.9 Bcf as of year-end 1996. (These reserve numbers do not include gas attributed to royalty interest owners. Reserve numbers are typically reported in volumetric units, such as Bcf, that don't reflect heating values.) The average wellhead cost associated with gas volumes produced from the Company's cost-of-service reserves was $1.32 per Dth in 1997 (compared to $2.26 per Dth of purchased gas).

     Some of the wells on the Company's producing properties qualify for special tax credits, commonly referred to as "Section 29" or "tight sands" tax credits. During 1997, Questar Gas, as the party with the economic interest in the gas produced from such wells, claimed $2.7 million in Section 29 tax credits. To qualify for the special tax credits, production must flow from wells that meet specified tight sands criteria and that commenced drilling prior to January 1, 1993. Only gas volumes produced prior to January 1, 2003, are eligible for the special tax credit.

     Questar Gas stores up to 12.5 Bcf of gas at Clay Basin, a base-load storage facility owned and operated by Questar Pipeline. Gas is injected into the Clay Basin storage reservoir during the summer and withdrawn during the heating season.

     The Company has been directly responsible for all of its gas acquisition activities since September 1, 1993. Questar Gas has a balanced and diversified portfolio of approximately 42 gas supply contracts with more than 21 suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. It purchases gas on the spot market and under contracts, primarily during the heating season. The Company's gas purchase contracts have market-based provisions and are either of short-duration or renewable on an annual basis upon agreement of the parties. The Company's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In the last semi-annual purchased gas cost filing, the Company estimated that its 1998 average wellhead cost of field purchased gas would be $1.83 per Dth. Although Questar Gas has contracts with take-or-pay provisions, it currently has no material take-or-pay liabilities.

Competition, Growth, and Unbundling

     Questar Gas has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas and with the services provided in conjunction with natural gas, has permitted the Company to retain over 90 percent of the residential space heating and water heating markets in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah.

     The Company continues to focus marketing efforts to develop incremental load in existing homes and new construction. Most households in its service area already use natural gas for space heating and water heating. The Company's market share for other secondary appliances, e.g., ranges and dryers, has historically been less than 30 percent, which is significantly lower than its over 90 percent market share for furnaces and water heaters.

     Questar Gas believes that it must maintain a competitive price advantage in order to retain its residential and commercial customers and to build incremental load by convincing current customers to convert additional secondary appliances to natural gas. During 1997, the Company's rates increased, primarily as a result of higher purchased gas costs. The typical residential customer in Utah would have an annual bill of $594.53, using rates as of January 1, 1998, compared to an annual bill of $512.38, using rates in effect as of the same date a year earlier. (The largest portion of this increase reflects a surcharge to amortize an undercollection in the Company's gas balancing account. The undercollection has been substantially reduced, and the surcharge may be reduced or eliminated in future filings.) The Company's 1998 rates, however, remain lower than they were in 1985.

     Historically, the Company's competitive position has been strengthened as a result of owning natural gas producing properties and satisfying as much as approximately 40-50 percent of its system requirements with the cost-of-service gas produced from such properties. Questar Gas has developed an annual gas supply plan that provides for a judicious balance between cost-of-service gas and purchased gas. The Company believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best short- and long-term interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties.

     No other distributor markets natural gas sales service in direct competition with the Company in its service area, but marketing firms are arranging direct purchase contracts between large users in the Company's service area and producers. These customers cannot bypass Questar Gas, but can take advantage of the open-access status of either the pipeline systems owned by Questar Pipeline or Kern River Gas Transmission Company ("Kern River"). The Company's sales rates are competitive when compared to other energy sources, but are periodically higher than the delivered price of spot-market gas volumes transported through its system to large customers.

     The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of the Company's service area and can provide an alternative delivery source to transportation customers. As of the date of this report, Questar Gas has lost no industrial load as a result of the Kern River line. The existence of the Kern River pipeline, however, coupled with the open-access status of Questar Pipeline's transmission system, has changed the nature of market conditions for the Company. Large industrial customers in Utah's Wasatch Front area could acquire taps on Kern River's system. The Company has a tap on the Kern River line in Salt Lake County that enables it to obtain delivery of additional peak-day supplies to meet increasing demand. The existence and location of the Kern River pipeline system also made it possible for the Company to extend service into new areas in rural Utah and to develop a second source of supply for its central and southern Utah system.

     As of September 1, 1997, transportation customers are no longer required to pay an additional charge if they don't use the Company's upstream capacity on interstate pipelines. The cessation of this charge, which had been approved by the PSCU for a transitional period, could lead to discounted released capacity revenues and a reduction in the revenues retained by the Company. Questar Gas, for Utah rate-making purposes, currently retains 10 percent of released capacity revenues (reduced from 20 percent effective February 18, 1997) and credits 90 percent of such revenues to its gas balancing account.

     Questar Gas and all local distribution companies are faced with the challenges and opportunities posed by the unbundling and restructuring of traditional utility services. As a local distribution company, the Company owns and controls the lines through which gas is delivered, supplies natural gas to residential customers, measures the consumption of gas used by its customers, and bills for consumption and related services. The services provided by Questar Gas are packaged and priced as a "bundle." Most "unbundling" discussions focus on commodity unbundling for residential and commercial customers to separate the commodity supply from the transportation service. (Industrial customers have enjoyed the benefit of this supplier choice since 1986.) (See "Regulation" for a discussion of the Company's program to offer supplier choice to its Wyoming general service customers.)

     Questar Gas has been reviewing the opportunities associated with unbundling. The Company believes that it is well-positioned to succeed in a competitive environment. Questar Gas is an efficient natural gas company, a statement that is supported by such statistics as an operating and maintenance expense of $159 per customer and an overall customer satisfaction rating of 90 percent. Questar Gas intends to maintain its competitive position within its own service area and to take advantage of opportunities in new markets.

     The Company changed its name from Mountain Fuel to Questar Gas as part of a new branding strategy. The Company's management wanted to avoid confusion concerning the Company's affiliation with other
Questar entities. The name change also reflects a recognition that the competitive environment is changing.

Regulation

     Questar Gas and all retail distribution companies have been subject to governmental regulation as a substitute for competition. Other regulated industries, airline, trucking, telecommunication, financial service and interstate pipeline, have been and are being deregulated, and competitive market forces are forcing these industries to place more emphasis on operating efficiency. The substitution of competition for regulation is causing Questar Gas and other distribution companies to review their costs and reexamine their commitment to providing sales service.

     On November 26, 1997, Questar Gas filed an application with the PSCW requesting permission to offer "supplier choice" to its general service (residential and commercial) customers in Wyoming. The Company's proposal, which has been approved by the PSCW, allows customers the option of selecting, on an annual basis, a different supplier of gas while purchasing transportation and associated services from the Company. Customers can continue purchasing full service (commodity, transportation, and associated services) from the Company. The "open season" during which customers can select a new commodity supplier began March 1, 1998 and runs through April 30, 1998. (Customers, in subsequent years, will have the month of April in which to make an election.) Transportation service for customers choosing an alternate supplier will begin June 1, 1998.

     The Company has over 21,500 general service customers in Wyoming and expects that a majority of them will continue to purchase full service. (Questar Gas is not aware of any commodity supplier actively soliciting general service customers in Wyoming.) The Wyoming unbundling program should provide Questar Gas with valuable information about customer preference should retail utility services be unbundled in the Utah market.

     The state of Utah and the PSCU are actively involved in reviewing the restructuring and unbundling of telephone and electric utility services. Questar Gas monitors legislative and regulatory activities focused on the unbundling of other utility services and anticipates that electric utility service will be unbundled before retail gas distribution service. Given its attractive rates and high customer service ratings, the Company does not believe that its residential customers will push for rapid unbundling in Utah.

     As a public utility, Questar Gas is subject to the jurisdiction of the PSCU and PSCW. (The Company's customers in Idaho are served under the provisions of its Utah tariff. Pursuant to a special contract between the PUCI and the PSCU, the rates for the Company's Idaho customers are regulated by the PSCU.) The Company's natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions.

     Questar Gas has consistently endeavored to balance the costs of adding more than 20,000 customers each year with the cost savings associated with reducing its labor costs and consolidating activities
and utilizing new technology.   The Company currently does not expect
to file a general rate case application with the PSCU or the PSCW in 1998. It is currently authorized to earn a return on rate base of
10.4 percent in Wyoming and 10.22 to 10.34 percent in Utah.

     Both the PSCU and the PSCW have authorized the Company to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes at least as frequently as semi-annually. Questar Gas received regulatory approval from the PSCU and the PSCW to adjust its rates in October of 1997 to reflect unexpected purchased gas cost increases and to address the undercollection in its balancing account. On an aggregate basis, Questar Gas increased its 1997 revenues by $86.8 million in Utah and $3.6 million in Wyoming to reflect gas cost increases. The Company did not change its rates as of January 1, 1998, in either state.

     The PSCU has not issued an order in a pending case involving the Company's gathering rates paid to Questar Gas Management Company ("QGM"), an affiliate. QGM provides gathering services to Questar Gas under a 1993 agreement that was transferred to it from Questar Pipeline. The agreement specified that contract charges would be redetermined as of September 1, 1997; the redetermination resulted in lower rates on a prospective basis. The Utah Division of Public Utilities (the "Division"), which is a state agency, claims that the reduction in gathering charges should be extended retroactively to March of 1996, when Questar Pipeline transferred the gathering assets and agreement to QGM. The Division's claims involve approximately $7.8 million.

     The PSCU presided over public hearings to address the Division's claims, and both parties have fully briefed the issues. The Company believes that its gathering costs are reasonable and that it should not be required to retroactively adjust such rates.

     Responsibility for gas acquisition activities involves inherent risks of regulatory scrutiny. In the past, the Company has been involved in regulatory proceedings in which the prudence of its gas supply activities has been challenged, but has successfully defended its activities and has not incurred any significant disallowance of gas costs.

     Under Utah law, Questar Gas must report dividends paid on its common stock to the PSCU and must allow at least 30 days between declaring and paying dividends. The PSCU can investigate any dividend declared by the Company to determine if payment of such dividend would impair its capital or service obligations. The PSCW and the PUCI, but not the PSCU, have jurisdiction to review the issuance of long-term securities by the Questar Gas.

     The Company has significant relationships with its affiliates. The PSCU and PSCW have jurisdiction to examine these relationships and the costs paid by the Company for services rendered by or goods purchased from its affiliates. A settlement agreement involving cost-of-service gas and defining certain contractual obligations between the Company and Wexpro is monitored by the Division and its agents.

     The PSCU and PSCW have adopted regulations or issued orders that affect the Company's business practices in such areas as main extensions, credit and collection activities, and termination of service standards.

Relationships with Affiliates

     The Company has significant business relationships with affiliated companies, particularly Questar Pipeline, Wexpro, QGM, and Questar InfoComm, Inc. ("Questar InfoComm"). The following diagram shows the corporate structure of the Company and its primary affiliates:

Questar Corporation

  Entrada Industries, Inc.

     Wexpro Company
     Universal Resources Corporation
     Celsius Energy Company
     Questar Energy Trading Company
     Questar Gas Management Company
     Questar Energy Services, Inc.

   Questar Regulated Services Company

     Questar Pipeline Company
     Questar Gas Company

   Questar InfoComm, Inc.

     The Company's relationships with its primary affiliates are described below.

     Questar Pipeline Company. Questar Pipeline owns a two-pronged transmission system running from southwestern Wyoming and western Colorado into the Company's Utah service area. Questar Pipeline's historic function as the Company's supplier ended September 1, 1993, when Questar Pipeline's gas purchase contracts were transferred to Questar Gas and when the Company converted its firm purchase capacity entitlements to firm transportation service. Questar Gas has reserved about 800,000 Dth per day or approximately 70 percent of Questar Pipeline's total transmission capacity.

     Questar Gas transports both cost-of-service gas and purchased gas on Questar Pipeline's transmission system. (The Company also transports gas volumes on the transmission systems owned by The Williams Companies, Inc. and Colorado Interstate Gas Company. Questar Gas purchases "city gate" gas supplies from transportation customers on Kern River's system.) The Company releases its firm transportation capacity, pursuant to capacity release procedures adopted by the Federal Energy Regulatory Commission ("FERC"), when it does not need such service for its sales customers. Because Questar Gas has sufficient capacity on the system to meet peak-demand periods, it has unused capacity for the balance of the year.

     During 1997, Questar Pipeline transported 110.3 MMDth of gas for Questar Gas, compared to 100.2 MMDth in 1996. Under Questar Pipeline's "straight fixed-variable" rate schedules, Questar Gas is obligated to pay demand charges for firm capacity, regardless of the volumes actually transported. The Company, in 1997, paid approximately $49.6 million in demand charges to Questar Pipeline for firm transportation capacity and "no notice" transportation.

     The Company's transportation agreement with Questar Pipeline expires on June 30, 1999. The parties expect that the agreement will be extended, given the Company's design-day requirements and Questar Pipeline's competitive transportation rates.

     Questar Gas purchases storage capacity at Clay Basin, a large base-load storage facility operated by Questar Pipeline, and also has peaking storage capacity at three additional storage reservoirs owned by Questar Pipeline. The Company paid Questar Pipeline $13.5 million in demand charges during 1997 in connection with storage services.

     In mid-1996, Questar Pipeline and Questar Gas were placed under the same management team of officers and linked to form the Regulated Services unit of Questar. (Both companies retain separate general managers.) This reorganization was completed as of January 1, 1997, when both entities became subsidiaries of Questar Regulated Services Company ("Regulated Services") and when employees performing specified functions were transferred to Regulated Services.

     Employees in all three entities share base and incentive compensation plans and are expected to work closely together to improve administrative efficiency and customer service. the Company's administrative costs were lower in 1997 than would otherwise have been experienced as a result of this reorganization.

     Questar Gas Management Company. On March 1, 1996, Questar Pipeline's gathering facilities were transferred to QGM, which subsequently was moved to the Market Resources segment of Questar. During 1997, QGM gathered 28.5 MMDth of natural gas for Questar Gas, compared to 30.2 MMDth in 1996. During 1997, the Company paid $7.8 million for demand charges in conjunction with gathering services. Under the terms of the gathering agreement between the parties, QGM will gather gas volumes produced from cost-of-service properties for the life of such properties and charge cost-of-service rates. As previously noted, these charges were redetermined as of September 1997.

     Wexpro Company. Wexpro, another company within Questar's Market Resources segment, operates certain properties owned by Questar Gas. Under the terms of a settlement agreement, which was approved by the PSCU and PSCW and upheld by the Utah Supreme Court, the Company owns gas produced from specified properties that were productive as of August 1, 1981 (the effective date of the settlement agreement). Such gas is reflected in rates at cost-of-service prices based on rates of return established by the settlement agreement. In addition, Wexpro conducts development gas drilling for Questar Gas on specified properties and is reimbursed for its costs plus a current rate of return of 21.69 percent (adjusted annually using a specified formula) on its net investment in such properties, adjusted for working capital and deferred taxes, if the wells are successful. Under the terms of the settlement agreement, the costs of unsuccessful wells are borne by Wexpro. The settlement agreement also permits Questar Gas to share income from hydrocarbon liquids produced from certain properties operated by Wexpro after Wexpro recovers its expenses and a specified rate of return. The income received by Questar Gas from Wexpro is used to reduce natural gas costs to its customers.

     Wexpro conducts drilling activities in response to the needs of Questar Gas or the demands from other working interest owners. During 1997, Wexpro's drilling activities resulted in additional reserves of
7.4 Bcf. Additional reserves did not replace the 37.5 Bcf of volumes produced from the properties.

     Other Affiliates. Other significant affiliates of Questar Gas include Questar InfoComm and several additional companies within Market Resources, the second primary business unit within Questar. Questar InfoComm provides data processing and telecommunication services for the Company and other affiliates. It owns and operates a network of microwave facilities, all of which are located in the Company's service area or near Questar Pipeline's transmission system. Services are priced to recover operating expenses and a return on investment. Questar InfoComm personnel are assisting Questar Gas with the development and implementation of new computer systems, including a new customer information system, and the maintenance of existing systems. Questar Gas has a long-term lease for some space in an office building located in Salt Lake City, Utah, that is owned by another affiliate.

     In addition to QGM and Wexpro, the Market Resources segment of Questar includes Celsius Energy Company ("Celsius"), Questar Energy Trading Company ("Questar Energy Trading"), Questar Energy Services, Inc. ("Questar Energy Services"), and Universal Resources Corporation ("Universal Resources"). All of these companies are owned by Entrada Industries, Inc. ("Entrada").

     Celsius conducts oil and gas exploration and related development activities in the Rocky Mountain area and western Canada (through a Canadian subsidiary, Celsius Energy Resources Ltd.) Questar Energy Trading markets gas volumes, including the majority of volumes produced by Celsius, and is responsible for some of the contracts providing gas to the Company's transportation customers. It is also involved in the marketing of oil and other liquid hydrocarbons and electricity. Questar Energy Services provides nonregulated services and products. The Company provides some billing services to Questar Energy Services. Finally, Universal Resources conducts oil and gas exploration and related development activities primarily in the Midcontinent region outside the Company's service area.

     Entrada is a wholly owned subsidiary of Questar and is the direct parent of all Market Resources entities. While Questar Gas and Entrada are subject to common control by Questar, there is no direct control of Entrada by the Company or of the Company by Entrada. See "Legal Proceedings."

     Questar, the Company's ultimate parent, provides certain administrative services, e.g., public and government relations, financial, and audit, to the Company and other members of the consolidated group. Questar also sponsors the qualified and welfare plans in which the Company's employees participate. Questar Gas is responsible for a proportionate share of the costs associated with these services and benefit plans.

Employees

     As of December 31, 1997, the Company had 1,037 employees, compared to 1,349 at year-end 1996. (The decrease reflects the transfer of employees to Regulated Services as of January 1, 1998. Regulated Services, the Company's parent, has 474 employees who perform specified services, e.g., legal, accounting, budget, regulatory affairs for Questar Gas and Questar Pipeline.) The Company's employees are nonunion employees who are not represented under collective bargaining agreements. Employee relations are generally deemed to be satisfactory.

Environmental Matters

     The Company is subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of its operations. Although Questar Gas does not believe that environmental protection laws and regulations will have any material effect on its competitive position, it does believe that such provisions have added and will continue to add to the Company's expenditures and annual maintenance and operating expenses. See "Legal Proceedings" for a discussion of litigation concerning liability for contamination on property owned by Entrada.

     Questar Gas has an obligation to treat waste water and monitor the effectiveness of an underground slurry wall that was constructed in 1988 at its operations center in Salt Lake City, Utah. The slurry wall was built to contain contaminants from an abandoned coal gasification plant that operated on the site from 1908 to 1929.

     Questar Gas emphasizes the environmental advantages of natural gas. The Company's marketing campaigns feature the clean-burning characteristics of natural gas fireplaces. Natural gas vehicles are also being encouraged on the basis of environmental considerations.

Research and Development

     The Company conducts studies of gas conversion equipment, gas piping, and engines using natural gas and has funded demonstration projects using such equipment. The total dollar amount spent by the Company on research activities is not material.

ITEM 3.  LEGAL PROCEEDINGS

     There are various legal proceedings pending that involve the Company and its affiliates. While it is not feasible to predict or determine the outcome of these proceedings, the Company's management believes that the outcome will not have a material adverse effect on the Company's financial position.

     Questar Gas, as a result of acquiring Questar Pipeline's gas purchase contracts, is responsible for any judgment rendered against Questar Pipeline resulting from an adverse jury verdict in a case heard in Wyoming's federal district court. The jury, in late 1994, awarded an independent producer compensatory damages of approximately $6,100,000 and punitive damages of $200,000 on his claims involving take-or-pay, tax reimbursement, contract breach, and tortious interference with a contract. The presiding judge has still not issued a decision concerning the competing forms of judgment submitted by the opposing parties. The Company's management believes that any payments arising from the breach of contract claim will be included in the gas balancing account and recovered in its rates for natural gas sales service. This same producer filed a new lawsuit against the Company and its affiliates in 1997. This lawsuit was also filed in Wyoming's federal district court and presents some of the same claims heard in the first case for the time period since the first lawsuit. It also involves new claims of fraud and antitrust violations.

     As a result of its former ownership of Entrada and Wasatch Chemical Company, Questar Gas has been named as a "potentially responsible party" for contaminants located on property owned by Entrada in Salt Lake City, Utah. Questar and Entrada have also been named as potentially responsible parties. (Prior to October 2, 1984, Questar Gas was the parent of Entrada, which is now a direct, wholly-owned subsidiary of Questar.) The property, known as the Wasatch Chemical property, was the location of chemical operations conducted by Entrada's Wasatch Chemical division, which ceased operation in 1978. A portion of the property is included on the national priorities list, commonly known as the "Superfund" list.

     In September of 1992, a consent order governing clean-up activities was formally entered by the federal district court judge presiding over the underlying litigation involving the property.
This consent order was agreed to by Questar, Entrada, the Company, the Utah Department of Health and the Environmental Protection Agency (the "EPA").

     During 1996, Entrada basically completed clean-up activities at the site, but will continue to monitor the situation. Entrada has accounted for all costs spent on the environmental claims and has also accounted for all settlement proceeds, accruals and insurance claims. It has received cash settlements, which together with accruals and insurance receivables, should be sufficient for any future clean-up costs. Questar Gas has consistently maintained that Entrada should be responsible for any liability imposed on the Questar group as a result of actions involving Wasatch Chemical. The Company has not paid any and does not expect to pay any costs associated with the clean-up activities for the property.

     See "Regulation" for information concerning regulatory proceedings in which Questar Gas is involved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, Regulated Services, the Company's only stockholder, approved the name change.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The Company, as the wholly owned subsidiary of a reporting person, is entitled to omit the information requested in this Item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Questar Gas conducts natural-gas distribution operations. Following is a summary of financial results and operating information:

                                                             Year Ended December 31,
                                                        1997        1996        1995
                                                           (Dollars In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales                     $399,174    $328,785    $315,458
  Industrial sales                                       24,459      18,357      22,479
  Industrial transportation                               6,491       5,898       6,127
  Other                                                  18,099      18,888      18,705
        Total revenues                                  448,223     371,928     362,769
  Natural gas purchases                                 248,933     182,400     190,606
        Revenues less natural gas purchases             199,290     189,528     172,163

Operating expenses
  Operating and maintenance                             101,719      97,110      93,384
  Depreciation and amortization                          31,160      28,309      25,469
  Other taxes                                             8,174       8,071       9,588
        Total expenses                                  141,053     133,490     128,441
          Operating income                              $58,237     $56,038     $43,722

OPERATING STATISTICS
  Natural gas volumes (in Mdth)
    Residential and commercial sales                     85,747      80,844      73,950
    Industrial deliveries
      Sales                                               9,523       8,584       9,210
      Transportation                                     51,313      49,499      59,569
        Total industrial                                 60,836      58,083      68,779
         Total deliveries                               146,583     138,927     142,729

  Natural gas revenue (per dth)
    Residential and commercial                            $4.66       $4.07       $4.27
    Industrial sales                                       2.57        2.14        2.44
    Transportation for industrial customers                0.13        0.12        0.10
  System natural gas cost (per dth)                       $2.62       $2.44       $2.16
  Heating degree days (normal 5,801)                      5,465       5,307       5,047
    Warmer than normal                                        6%          9%         13%
  Number of customers at December 31,                   641,696     618,231     592,738

Revenues, net of gas costs, increased $9,762,000 in 1997 when compared with 1996 and increased $17,365,000 in 1996 when compared with 1995.
The increasesresulted primarily from higher heating demand caused by colder temperatures and customer additions somewhat offset by lower rates. Temperatures were 3% colder in 1997 when compared with 1996 and 5% colder
in 1996 when compared with 1995.   However, temperatures were warmer than
normal for the three years presented. This warmer-than-normal temperature trend was mitigated in 1997 and 1996 as a result of a weather-normalization adjustment, which was part of a 1995 rate settlement. Virtually all of Questar Gas' residential and commercial volumes were covered under the weather-normalization adjustment in 1997 compared with about 50% in 1996.

On February 4, 1997, Questar Gas filed an application with the Public Service Commission of Utah (PSCU) to reduce block rates, eliminate a new-premises fee for multi-family dwellings and reduce capacity-release revenues retained by Questar Gas from 20% to 10%. The PSCU approved the filing effective February 18, 1997. Revenues were $2.1 million lower in 1997 as a result of this reduction. In addition, a revenue surcharge to customers on the southern system, in effect for the past ten years, expired in the last half of 1997. This resulted in an approximate $.6 million decrease in 1997 revenues and an estimated $2.4 million reduction on a yearly basis. The surcharge was added to this area's customer bills to help pay for the system expansion in 1987.

Questar Gas added 23,465 customers in 1997 and 25,493 customers in 1996 representing an increase of 3.8% and 4.3%, respectively. Customer additions in 1998 are expected to reach nearly 20,000.

Gas deliveries to industrial customers increased 5% in 1997 when compared with 1996 after decreasing 16% in 1996. The increase in 1997 was due to the effects of a healthy regional economy. The 1996 decrease was the result of the availability of cheap electricity from hydropower sources, that reduced the use of gas for electricity generation.

Questar Gas' natural gas purchases were higher in 1997 when compared with 1996 due to a higher natural gas cost component allowed in rates and an increase in volumes sold. The gas-cost component in Utah rates was increased in January, July and October of 1997 in an effort to recover sharply increased natural gas purchase costs incurred during the 1996-1997 heating season. The PSCU approved, on an interim basis, gas cost pass through filings in 1997 for a total $86.8 million annualized increase.
The Public Service Commission of Wyoming (PSCW) also approved annualized rate increases of $3.6 million to allow recovery of purchased gas costs.

In March 1998, the PSCW approved Questar Gas' gas-merchant unbundling proposal that was filed in Wyoming in 1997. Under this plan, a transportation service option is extended to residential and commercial customers as well as industrial customers. Customers choosing transportation service are allowed to secure gas supplies directly from producers and marketers and pay Questar Gas a fee for transportation services. Questar Gas continues to offer a traditional bundled sales service as well. The Company expects that the option of unbundled service in Wyoming will not have a material effect on earnings. Questar Gas will maintain its current structure in Utah. At December 31, 1997, Questar Gas served 21,632 customers in the state of Wyoming representing, 3% of the total number of customers served.

Questar Gas' operating and maintenance (O & M) expenses increased 5% in 1997 due primarily to costs of serving an expanding customer base, higher labor costs and modernization of key computer systems. O & M expenses increased 4% in 1996. Questar Gas initiated cost-containment measures intended to slow the increase of operating expenses. In 1997, Questar Gas and Questar Pipeline combined functions common to gas-distribution and gas-transmission operations in order to eliminate duplication. In 1995, Questar Gas closed five service centers, reduced activities at five other service centers and offered an early-retirement program. Depreciation expense was 10% higher in 1997 when compared to 1996 and 11% higher in 1996 when compared to 1995 as a result of Questar Gas' capital expenditures. Settlements of disputed tax assessments with state and local governmental agencies in 1996 resulted in reduced property taxes.

Debt expense was 15% higher in 1997 when compared with 1996 primarily because of increased borrowings. Questar Gas borrowed an additional $50 million of medium-term debt between August and October of 1997 with a weighted average coupon rate of 6.88%. Also, short-term debt balances were higher in 1997.

The effective income tax rate was 31.7% in 1997 and 1996 and 24.6% in 1995. The effective income tax rate was below the combined federal and state statutory rate of about 38% primarily due to income tax credits received from production of gas from certain properties. These credits amounted to $2,686,000 in 1997, $3,246,000 in 1996 and $4,376,000 in 1995.

Year 2000 Costs: Questar Gas has undertaken steps to identify areas of concern and potential remedies, prioritize needs, estimate costs and begin work either to repair or replace data processing software and hardware affected by Year 2000 issues. The expense, associated with addressing Year 2000 related problems, is not expected to be material. However, measurement of the cost has not been completed. The solutions either involve replacement
or repair of the affected software or hardware systems.   Some replacement or
upgrade of systems would take place in the normal course of business.
Several systems, key to Questar Gas' operations, have been scheduled to be replaced through vendor supplied systems before 2000. The costs of repairing existing systems is expensed as incurred, while the costs of replacing systems is capitalized and depreciated generally over a three- to five-year period.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities of $21,504,000 decreased 57% in 1997 when compared to 1996 due primarily to the effects that higher gas costs had on accounts receivable and purchased gas costs adjustments. Net cash provided from operating activities of $50,496,000 in 1996 decreased 26% when compared with 1995 due to higher costs of natural gas.

Investing Activities

Following is a summary of capital expenditures for 1997 and 1996, and a forecast of 1998 expenditures.

                                                        1998
                                                     Estimated      1997        1996
                                                             (In Thousands)
New-customer service                                    $30,800     $30,794     $29,152
Distribution system                                       9,400      10,507      10,594
Buildings                                                   400       5,388       1,902
Computer software and hardware                           16,100       9,083       7,321
General                                                   8,700       9,603       2,688
                                                        $65,400     $65,375     $51,657

Expansion of the distribution system in response to the rapid growth in the number of customers was the focus of capital spending. The distribution system was extended by 509 miles of main, feeder and service lines.

Financing Activities

Questar Gas borrowed $50 million of medium-term notes and increased short-term debt by $23.8 million in 1997. The borrowed funds plus net cash provided from operating activities were used to finance capital expenditures, pay dividends and redeem the remaining balance of preferred stock.
Forecasted 1998 capital expenditures of $65.4 million are expected to be financed with net cash provided from operations and borrowings from Questar.

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $100,000,000 at December 31, 1997 with an interest rate of 6.02% and $76,200,000 at December 31, 1996 with an interest rate of 5.63%.

Questar Gas' capital structure at December 31, 1997 was composed of 50% long-term debt and 50% common equity. Moody's and Standard and Poor's have rated the Company's long-term debt A1 and A+, respectively.

Forward Looking Statements

This annual report contains some forward looking statements about future operations and expectations of Questar Gas. Management believes they are reasonable representations of Questar Gas' expected performance at this time. Actual results may vary from management's stated expectations and projections.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements are included in Part IV, Item
14, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Questar Gas has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company, as the wholly owned subsidiary of a reporting person, is entitled to omit all information requested in PART III
(Items 10-13).


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

  3.8.* Articles of Amendment to Restated Consolidated Articles of Incorporation dated December 31, 1997. (Exhibit No. 3.7. to Form 8-K Current Report for December 31, 1997.)

  3.9.*     Bylaws (as amended effective August 11, 1992).  (Exhibit No.
            3.8. to Form 10-K Annual Report for 1992.)

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

 10.7.* 1\  Data Processing Services Agreement effective July 1, 1985, between Questar Service Corporation and Mountain Fuel Supply Company. (Exhibit 10.7. to Form 10-K Annual Report for 1988.)

 10.8. 2\ Annual Management Incentive Plan adopted by Questar Gas Company, Questar Pipeline Company, and Questar Regulated Services Company.

10.9.* 1,2\ Mountain Fuel Supply Company Window Period Supplemental
            Executive Retirement Plan effective January 24, 1991.
            (Exhibit No. 10.9. to Form 10-K Annual Report for 1990.)

10.10.*1,2\ Mountain Fuel Supply Company Deferred Compensation Plan
            for Directors as amended and restated effective February 13, 1997. (Exhibit No. 10.10. to Form 10-K Annual Report for 1995.)

10.11.*1\   Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Pipeline Company effective September 1, 1993.
            (This agreement has been transferred to Questar Gas
            Management Company.)  (Exhibit No. 10.11. to Form 10-K
            Annual Report for 1994.)

10.12. 1\   Amendment to Gas Gathering Agreement between Mountain Fuel
            Supply Company and Questar Gas Management Company effective
            September 1, 1997.

  12.       Ratio of Earnings to Fixed Charges.

  23.       Consent of Independent Auditors.

  24.       Power of Attorney.

  27.       Financial Data Schedule.
_______________________

    *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

    1\This document has not been formally amended to refer to the Company's current name.

    2\Exhibit so marked is a management contract or compensation plan or arrangement.

    (b) Questar Gas Company filed a Form 8-K reporting the name change that was legally effected on December 31, 1997.


                    ANNUAL REPORT ON FORM 10-K

              ITEM 8, ITEM 14(a) (1) and (2), and (d)

                   LIST OF FINANCIAL STATEMENTS

            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   YEAR ENDED DECEMBER 31, 1997

                        QUESTAR GAS COMPANY

                       SALT LAKE CITY, UTAH


FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR GAS COMPANY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following financial statements of Questar Gas Company are included in Item 8:

     Statements of income -- Years ended December 31, 1997, 1996 and
     1995

     Balance sheets -- December 31, 1997 and 1996

     Statements of common shareholder's equity -- Years ended December 31, 1997, 1996 and 1995

     Statements of cash flows -- Years ended December 31, 1997, 1996 and 1995

     Notes to financial statements

Financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.



Report of Independent Auditors

Board of Directors
Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 1997 and 1996, and the related statements of income and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ ERNST & YOUNG LLP

Salt Lake City, Utah
February 9, 1998


QUESTAR GAS COMPANY
STATEMENTS OF INCOME

                                                 Year Ended December 31,
                                              1997        1996        1995
                                                      (In Thousands)
REVENUES
  From unaffiliated customers                $445,684    $368,905    $358,758
  From affiliated companies - Note 7            2,539       3,023       4,011
                                              448,223     371,928     362,769

OPERATING EXPENSES
  Natural gas purchases
    From affiliated companies - Note 7        137,062     128,919     129,781
    From unaffiliated parties                 111,871      53,481      60,825
      Total natural gas purchases             248,933     182,400     190,606
  Operating and maintenance - Note 7          101,719      97,110      93,384
  Depreciation and amortization                31,160      28,309      25,469
  Other taxes                                   8,174       8,071       9,588

    TOTAL OPERATING EXPENSES                  389,986     315,890     319,047

    OPERATING INCOME                           58,237      56,038      43,722

INTEREST AND OTHER INCOME                       3,388       3,033       4,232

DEBT EXPENSE                                  (19,119)    (16,637)    (16,580)

    INCOME BEFORE INCOME TAXES                 42,506      42,434      31,374

INCOME TAXES - Note 4                          13,492      13,446       7,706

    NET INCOME                                $29,014     $28,988     $23,668


See notes to financial statements.

QUESTAR GAS COMPANY
BALANCE SHEETS

ASSETS
                                                           December 31,
                                                          1997        1996
                                                           (In Thousands)
CURRENT ASSETS
  Cash and short-term investments                          $6,747      $1,875
  Accounts receivable                                      46,054      38,141
  Unbilled gas accounts receivable                         37,302      23,528
  Accounts receivable from affiliates                       3,131         393
  Federal income taxes receivable                                       1,109
  Inventories, at lower of average
       cost or market
    Gas stored underground                                 15,829      11,647
    Materials and supplies                                  4,518       3,648
      Total inventories                                    20,347      15,295
  Purchased-gas adjustments                                37,251      24,210
  Prepaid expenses and deposits                             4,356       4,511
    TOTAL CURRENT ASSETS                                  155,188     109,062

PROPERTY, PLANT AND EQUIPMENT
  Production - Note 8                                      97,870      97,870
  Distribution                                            641,226     608,571
  General                                                  98,974      99,372
  Construction in progress                                 44,866      19,308
                                                          882,936     825,121
  Less allowances for depreciation
        and amortization                                  354,761     325,821
    NET PROPERTY, PLANT AND EQUIPMENT                     528,175     499,300

OTHER ASSETS
  Income taxes recoverable from customers                   6,371       7,293
  Unamortized costs of reacquired debt                      9,102       9,596
  Other                                                     6,015       5,818
    TOTAL OTHER ASSETS                                     21,488      22,707

                                                         $704,851    $631,069

LIABILITIES AND SHAREHOLDER'S EQUITY

                                                           December 31,
                                                          1997        1996
                                                           (In Thousands)
CURRENT LIABILITIES
  Notes payable to Questar - Note 2                      $100,000     $76,200
  Accounts payable and accrued expenses
    Accounts payable                                       32,504      37,075
    Accounts payable to affiliates                         14,599      17,779
    Federal income taxes                                    3,112
    Other taxes                                             5,304       4,161
    Interest                                                4,548       3,676
    Other                                                   4,420       3,867
      Total accounts payable and
          accrued expenses                                 64,487      66,558
    TOTAL CURRENT LIABILITIES                             164,487     142,758

LONG-TERM DEBT - Notes 2 and 3                            225,000     175,000

OTHER LIABILITIES
  Unbilled gas revenues                                     5,180      10,360
  Other                                                       809         570
    TOTAL OTHER LIABILITIES                                 5,989      10,930

DEFERRED INVESTMENT TAX CREDITS                             6,392       6,774

DEFERRED INCOME TAXES - Note 4                             80,717      74,537

COMMITMENTS AND CONTINGENCIES - Note 5

REDEEMABLE CUMULATIVE PREFERRED STOCK
    $100 stated value, 4,000,000
          shares authorized,
    48,280 shares outstanding in 1996                                   4,828

COMMON SHAREHOLDER'S EQUITY
  Common stock-par value $2.50 per share;
    authorized 50,000 shares; issued
    and outstanding 9,189,626 shares                       22,974      22,974
  Additional paid-in capital                               41,875      41,875
  Retained earnings                                       157,417     151,393
    TOTAL COMMON SHAREHOLDER'S EQUITY                     222,266     216,242

                                                         $704,851    $631,069

See notes to financial statements.

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

                                                       Additional
                                             Common     Paid-in     Retained
                                             Stock      Capital     Earnings
                                                      (In Thousands)
Balances at January 1, 1995                    22,974      41,875     140,612
  1995 net income                                                      23,668
  Payment of dividends
    Preferred stock                                                      (483)
    Common stock                                                      (20,000)
  Redemption cost                                                          (1)
Balances at December 31, 1995                  22,974      41,875     143,796
  1996 net income                                                      28,988
  Payment of dividends
    Preferred stock                                                      (391)
    Common stock                                                      (21,000)
Balances at December 31, 1996                  22,974      41,875     151,393
  1997 net income                                                      29,014
  Payment of dividends
    Preferred stock                                                      (192)
    Common stock                                                      (22,750)
  Premium paid on retired preferred stock                                 (48)
Balances at December 31, 1997                 $22,974     $41,875    $157,417


See notes to financial statements.

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                              1997        1996        1995
                                                     (In Thousand)
OPERATING ACTIVITIES
  Net income                                  $29,014     $28,988     $23,668
  Depreciation and amortization                33,739      31,214      28,295
  Deferred income taxes                         6,180      13,146       6,366
  Deferred investment tax credits                (382)       (383)       (384)
                                               68,551      72,965      57,945
  Changes in operating assets
      and liabilities
    Accounts receivable                       (24,425)      1,609      10,549
    Inventories                                (5,052)      5,620       4,026
    Prepaid expenses and deposits                 155        (668)       (722)
    Accounts payable and accrued expenses      (5,183)      4,758      14,379
    Federal income taxes                        4,221       2,862      (5,620)
    Purchased-gas adjustments                 (13,041)    (33,392)     (7,889)
    Other                                      (3,722)     (3,258)     (4,122)
    NET CASH PROVIDED FROM
       OPERATING ACTIVITIES                    21,504      50,496      68,546

INVESTING ACTIVITIES
  Capital expenditures                        (65,375)    (51,657)    (51,413)
  Proceeds from disposition of property,
    plant and equipment                         2,761       2,990       1,054
     NET CASH USED IN INVESTING
       ACTIVITIES                             (62,614)    (48,667)    (50,359)

FINANCING ACTIVITIES
  Redemption of preferred stock                (4,876)       (129)     (1,367)
  Issuance of long-term debt                   50,000
  Change in notes payable to Questar           23,800      20,100       2,600
  Payment of dividends                        (22,942)    (21,391)    (20,483)
    NET CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                     45,982      (1,420)    (19,250)
 Change in cash and short-term investments      4,872         409      (1,063)
Beginning cash and short-term investments       1,875       1,466       2,529
    ENDING CASH AND SHORT-TERM
       INVESTMENTS                             $6,747      $1,875      $1,466

See notes to financial statements.

QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Questar Gas Company (the Company or Questar Gas), formerly Mountain Fuel Supply, is a wholly-owned subsidiary of Questar Regulated Services Company (Regulated Services). Regulated Services is a holding company and wholly-owned subsidiary of Questar Corporation (Questar). Regulated Services was organized in 1996 and provides administrative, accounting and engineering functions for its two subsidiaries, Questar Gas and Questar Pipeline Company (Questar Pipeline).

Significant accounting policies are presented below.

Business and Regulation: Questar Gas' business consists of natural gas distribution operations for residential, commercial and industrial customers. The Company is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). While Questar Gas also serves a small area of southeastern Idaho, the Public Utilities Commission of Idaho has deferred to the PSCU for rate oversight of this area. These regulatory agencies establish rates for the sale and transportation of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service including a rate of return on investment.

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

Revenue Recognition:   Revenues are recognized in the period that services
are provided or products are delivered.   Questar Gas accrues
gas-distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. The Company periodically collects revenues subject to possible refund pending final orders from regulatory agencies. In these situations, Questar Gas establishes reserves for revenues collected subject to refund.

Purchased-Gas Adjustments: Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and PSCW whereby purchased-gas costs that are different from those provided for in the present rates are accumulated and recovered or credited through future rate changes.

Cash and Short-Term Investments: Short-term investments consist principally of repurchase agreements with maturities of three months or less.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. The provision for depreciation and amortization is based upon rates which will systematically charge the costs of assets over their estimated useful lives. The costs of natural gas distribution property, plant and equipment, excluding gas wells, are amortized using the straight-line method ranging from 3% to 33% per year and averaging 4.2% in 1997. The costs of gas wells were amortized using the units-of-production method at $.16 per Mcf of natural gas production in 1997.

Allowance for Funds Used During Construction: The Company capitalizes the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities. This amounted to $261,000 in 1997, $277,000 in 1996 and $391,000 in 1995.

Reacquisition of Debt: Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the life of the replacement debt in order to match regulatory treatment.

Income Taxes: Questar Gas records cumulative increases in deferred taxes as income taxes recoverable from customers. The Company has adopted procedures with its regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis. Questar Gas uses the deferral method to account for investment-tax credits as required by regulatory commissions. The Company's operations are consolidated with those of Questar and its subsidiaries for income tax purposes. The income tax arrangement between Questar Gas and Questar provides that amounts paid to or received from Questar are substantially the same as would be paid or received by the Company if it filed a separate return. Questar Gas also receives payment for tax benefits used in the consolidated tax return even if such benefits would not have been usable had the Company filed a separate return.

Reclassification: Certain reclassifications were made to the 1996 and 1995 financial statements to conform with the 1997 presentation.

Note 2 - Debt

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $100,000,000 at December 31, 1997 with an interest rate of 6.02% and $76,200,000 at December 31, 1996 with an interest rate of 5.63%.

Questar Gas' long-term debt consists of medium-term notes with interest rates ranging from 6.85% to 8.43%, due 2007 to 2024. Questar Gas filed a registration statement with the Securities and Exchange Commission for the issuance of up to $75 million in medium-term notes, which became effective July 23, 1997. The Company issued $50 million of medium-term notes having a weighted average coupon rate of 6.88% and a weighted average maturity of
16.5 years in 1997.

There are no maturities of long-term debt for the five years following December 31, 1997 and no long-term debt provisions restricting the payment of dividends. Cash paid for interest was $17,933,000 in 1997, $16,346,000 in 1996 and $16,458,000 in 1995.

Note 3 - Financial Instruments and Credit Management Activities

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                          December 31, 1997       December 31, 1996
                                             Book      Estimated     Book      Estimated
                                             Value     Fair Value    Value     Fair Value
                                                      (In Thousands)
Financial assets
    Cash and short-term investments            $6,747      $6,747      $1,875      $1,875
Financial liabilities
    Short-term loans                          100,000     100,000      76,200      76,200
    Long-term debt                            225,000     255,615     175,000     190,793
    Redeemable cumulative preferred stock                               4,828       4,876

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments, and short-term loans - book value approximates fair value; (2) Long-term debt - the fair value of the medium-term notes is based on the discounted present value of cash flows using the Company's current borrowing rates; Fair value is calculated at a point in time and does not represent what the Company would pay to retire the debt securities.

Credit Risk: Questar Gas' primary market area is the Rocky Mountain region of the United States. Exposure to credit risk may be impacted by the concentration of customers in this region due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves and customer deposits have adequately provided for usual and customary credit-related losses.


Note 4 - Income Taxes

The components of income taxes were as follows:

                                                Year Ended December 31,
                                              1997        1996        1995
                                                    (In Thousands)
Federal
  Current                                      $5,334       ($678)      ($294)
  Deferred                                      6,636      12,906       7,099
State
  Current                                       1,107         254         302
  Deferred                                        797       1,347         983
Deferred investment tax credits                  (382)       (383)       (384)
                                              $13,492     $13,446      $7,706

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate of 35% to income before income taxes is explained as follows:

                                                 Year Ended December 31,
                                              1997        1996        1995
                                                      (In Thousands)
  Income before income taxes                  $42,506     $42,434     $31,374

  Federal income taxes at statutory rate      $14,877     $14,852     $10,981
  State income taxes, net of federal
    income tax benefit                          1,155       1,512       1,179
  Tight-sands gas production credits           (2,686)     (3,246)     (4,376)
  Investment-tax credits                         (382)       (383)       (384)
  Reduction in deferred income tax rate                                  (571)
  Deferred taxes related to regulated
    assets for which deferred taxes were
    not provided in prior years                   921         921         921
  Other                                          (393)       (210)        (44)
    Income tax expense                        $13,492     $13,446      $7,706

Effective income tax rate                        31.7%       31.7%       24.6%

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                December 31,
                                              1997        1996
                                               (In Thousands)
Deferred tax liabilities
  Property, plant and equipment               $74,694     $73,979
  Purchased-gas adjustments                    14,155       9,200
  Other                                         7,135       8,680
    Total deferred tax liabilities             95,984      91,859

Deferred tax assets
  Alternative minimum tax and production
    credit carryovers                           7,866       7,546
  Unbilled revenues                             1,968       3,937
  Other                                         5,433       5,839
    Total deferred tax assets                  15,267      17,322
       Net deferred tax liabilities           $80,717     $74,537

Cash paid for income taxes was $1,516,000 in 1997 and $7,333,000 in 1995. Questar Gas applied an overpayment of 1995 income taxes to more than offset payment of 1996 taxes.


Note 5 - Rate Matters, Litigation and Commitments

On January 8, 1997, the Utah Division of Public Utilities (Division) filed a motion with the PSCU seeking an investigation into the reasonableness of Questar Gas' rates and requesting an interim rate decrease of $3.5 million. On January 29, 1997, the Division withdrew its petition, and the PSCU accepted that action after Questar Gas agreed to reduce rates and charges by $2.85 million annually. On February 4, 1997, Questar Gas filed an application with the PSCU to reduce block rates, eliminate the new-premises fee for multi-family dwellings, and reduce the capacity-release revenue retained by Questar Gas from 20% to 10%. The PSCU approved the filing effective February 18, 1997.

The PSCU approved a purchased gas-cost recovery application on an interim basis, effective January 1, 1996. In connection with the application and pass-through cases filed since then, the Division has raised issues about the reasonableness of gas-gathering costs for field-purchased gas gathered by Market Resources affiliate, Questar Gas Management. Hearings were held January 6, 1998 at which the Division requested that the PSCU disallow gas gathering costs of approximately $7.6 million plus a $.2 million interest charge. Briefs have been filed with the PSCU. The Company's management believes that its gathering costs are reasonable and in compliance with contract terms and applicable laws. The Company cannot predict the resolution of this dispute or any financial impact of such resolution on its balance sheet, income statement, or cash flows at the current time.

The PSCW approved Questar Gas' gas-merchant unbundling proposal that was filed in Wyoming in 1997. Under this plan, a transportation service option is extended to residential and commercial customers as well as industrial customers. Customers choosing transportation service are allowed to secure gas supplies directly from producers and marketers and pay Questar Gas a fee for transportation services. Questar Gas continues to offer a traditional bundled sales service as well. Questar Gas expects that the option of unbundled service in Wyoming will not have a material effect on earnings. The Company will maintain its current structure in Utah.
At December 31, 1997, Questar Gas served 21,632 customers in the state of Wyoming representing 3% of the total number of customers served.

Questar Gas, as a result of acquiring Questar Pipeline's gas-purchase contracts, is responsible for any judgment rendered against Questar Pipeline in a lawsuit that was tried before a jury in 1994. The jury awarded an independent producer compensatory damages of approximately $6.1 million and punitive damages of $200,000 on his claims. The producer's counterclaims originally exceeded $57 million, but were reduced to less than $10 million, when the presiding judge dismissed with prejudice some of the claims prior to the jury trial. The Company's management believes that any payments resulting from this judgment will be included in Questar Gas' gas balancing account and recovered in its rates for natural gas service.

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

Questar Gas is involved in an environmental clean-up action on a site that involves numerous other parties. Management believes that the Company's responsibility for remediation will be minor and that any potential liability will not be significant to its results of operations, financial position or liquidity.

There are various legal proceedings against the Company. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Each year, Questar Gas purchases significant quantities of natural gas under numerous gas-purchase contracts with varying terms and conditions. Purchases under these agreements totalled $122,106,000 in 1997, $67,249,000 in 1996 and
$44,892,000 in 1995.   Historically, gas-purchase contracts extended over
many years. However, it is now common practice to set contract terms for anywhere from one day up to one year. With this trend toward shorter-term contracts, as of February 1, 1998, substantially all long-term contracts have expired. The remaining long-term contracts are not material.


Note 6 - Employee Benefits

Pension Plan: Substantially all of Questar Gas' employees are covered by Questar's defined benefit pension plan. Benefits are generally based on years of service and the employee's 36-month period of highest earnings during the 10 years preceding retirement. It is Questar's policy to make contributions to the plan at least sufficient to meet the minimum funding requirements of applicable laws and regulations. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. Questar Gas transferred employees and related benefit costs to Regulated Services as part of its reorganization of administrative services in 1997. Pension cost was $1,847,000 in 1997, $2,820,000 in 1996 and $3,352,000 in 1995.

Questar Gas' portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 1997, Questar's fair value of plan assets exceeded the accumulated benefit obligation.

Postretirement Benefits Other Than Pensions: Questar Gas pays a portion of health-care costs and life insurance costs for employees who retired prior to January 1, 1993. The plan changed for employees hired on or after January 1, 1993, to link the health-care benefits to years of service and to limit Questar's monthly health care contribution per individual to 170% of the 1992 contribution. Employees hired after December 31, 1996, do not qualify for postretirement medical benefits under this plan. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities and corporate and U.S. government debt obligations. The Company is amortizing the transition obligation over a 20-year period, which began in 1992. Costs of postretirement benefits other than pensions were $1,993,000 in 1997, $2,424,000 in 1996 and $3,183,000 in 1995. Both the PSCU and the PSCW
allowed Questar Gas to recover future costs if the amounts are funded in an external trust. The Company's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. The PSCU and the PSCW have allowed Questar Gas to recover postemployment costs accumulated through December 31, 1994 in future rates. At
December 31, 1997, the Company had a $727,000 regulatory asset that it is amortizing over the next seven years.

Employee Investment Plan: Questar Gas participates in Questar's Employee Investment Plan (ESOP), which allows eligible employees to purchase Questar common stock or other investments through payroll deduction. The Company makes contributions of Questar common stock to the ESOP of approximately 75% of the employees' purchases and contributes an additional $200 of
common stock in the name of each eligible employee.   The Company's expense
and contribution to the plan was $1,552,000 in 1997, $1,893,000 in 1996, and $1,622,000 in 1995.


Note 7 - Related Party Transactions

Questar Regulated Services was organized in 1996 and provides services common to its two subsidiaries, Questar Gas and Questar Pipeline.
Regulated Services began providing administrative, technical and accounting support in 1997. Employees in these functions from both companies were reassigned to Regulated Services. Regulated Services charged Questar Gas $26,061,000 in 1997. These costs are included in operating and maintenance expenses, primarily, and are allocated based on several methods dictated by the nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas purchased transportation and storage services from Questar Pipeline amounting to $64,924,000 in 1997, $61,078,000 in 1996 and
$54,083,000 in 1995. The costs of these services were included in natural gas purchases. Also included in natural gas purchases are amounts paid to Questar Gas Management for gathering of Company-owned gas and purchased gas. These costs amounted to $12,472,000 in 1997, $14,515,000 in 1996 and
$15,867,000 in 1995.

Questar Gas has reserved transportation capacity on Questar Pipeline's system of approximately 800,000 decatherms per day and paid an annual demand charge of approximately $49.6 million for this reservation. Questar Gas releases excess capacity to its industrial transportation or other customers and receives a credit from Questar Pipeline for the released-capacity revenues and a portion of Questar Pipeline's interruptible-transportation revenues.

Wexpro, an affiliated company, operates certain properties owned by Questar Gas under the terms of the Wexpro Settlement Agreement.
The Company receives a portion of Wexpro's income from oil operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues, was $2,347,000 in 1997, $2,768,000 in 1996 and $3,400,000 in 1995. Questar Gas paid Wexpro for the operation of gas properties owned by Questar Gas. These costs are included in natural gas purchases and amounted to $49,887,000 in 1997, $53,119,000 in 1996 and $59,831,000 in 1995.

In addition in 1997, Questar Gas purchased $568,000 worth of gas from Questar Gas Management and $133,000 from Wexpro.

Questar Gas purchased gas from Questar Energy Trading and Questar Gas Management in 1997 and paid $9,078,000 and $559,000, respectively.

Questar Gas has a 15-year lease for some space in an office building located in Salt Lake City, Utah, that is owned by affiliated company, Interstate Land. The annual lease payment for the next five years, beginning in 1998, is $1,155,000.

Questar InfoComm Inc. is an affiliated company that provides data processing and communication services to Questar Gas. The Company paid Questar InfoComm $19,875,000 in 1997, $16,343,000 in 1996 and $15,781,000
in 1995.

Questar charges Questar Gas for certain administrative functions amounting to $5,518,000 in 1997, $5,746,000 in 1996 and $5,283,000 in 1995.
These costs are included in operating and maintenance expenses and are allocated based on each affiliated company's proportional share of revenues less gas costs; property, plant and equipment; and labor costs.
Management believes that the allocation method is reasonable.

Questar Gas incurred debt expense to Questar of $3,575,000 in 1997, $1,906,000 in 1996 and $1,273,000 in 1995 and received interest income from affiliated companies of $126,000 in 1997 and $10,000 in 1995.


Note 8 - Oil and Gas Producing Activities (Unaudited)

The following information discusses the Company's oil and gas producing activities. All of the properties are cost-of-service properties with the return on investment established by state regulatory agencies. Questar Gas has not incurred any costs for oil and gas producing activities for the three years ended December 31, 1997. Wexpro develops and produces gas reserves owned by the Company. See Note 7 for the amounts paid by Questar Gas to Wexpro.

Estimated Quantities of Proved Oil and Gas Reserves: The following estimates were made by Questar's reservoir engineers. Reserve estimates are based on a complex and highly interpretive process which is subject to continuous revision as additional production and development drilling information becomes available. The quantities are based on existing economic and operating conditions using current prices and operating costs. All oil and gas reserves reported are located in the United States. Questar Gas does not have any long-term supply contracts with foreign governments or reserves of equity investees. No estimates are available for proved undeveloped reserves that may exist.

                                          Natural Gas     Oil
                                          (In Million (In Thousands
                                          Cubic Feet) of Barrels)
  Proved Developed Reserves
    Balance at January 1, 1995                416,312         707
      Revisions of estimates                     (831)         10
      Extensions and discoveries               10,591           2
      Production                              (36,632)        (57)
    Balance at December 31, 1995              389,440         662
      Revisions of estimates                    4,365         (44)
      Extensions and discoveries                2,812           2
      Production                              (36,740)        (56)
    Balance at December 31, 1996              359,877         564
      Revisions of estimates                    7,008          41
      Extensions and discoveries                7,439          28
      Production                              (37,454)        (24)
    Balance at December 31, 1997              336,870         609




                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.

                              QUESTAR GAS COMPANY
                                    (Registrant)


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


  /s/ D. N. Rose           President and Chief Executive
 D. N. Rose                Officer;  Director (Principal
                           Executive Officer)


  /s/ S. E. Parks          Vice President, Treasurer and Chief
 S. E. Parks               Financial Officer (Principal Financial Officer)


  /s/ G. H. Robinson       Vice President and Controller
 G. H. Robinson            (Principal Accounting Officer)

*R. D. Cash                 Chairman of the Board
*W. Whitley Hawkins         Director
*Robert E. Kadlec           Director
*Dixie L. Leavitt           Director
*Gary G. Michael            Director
*G. L. Nordloh              Director
*D. N. Rose                 Director
*Harris H. Simmons          Director


March 27, 1998               *By  /s/ D. N. Rose
  Date                        D. N. Rose, Attorney in Fact



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

 3.8.* Articles of Amendment to Restated Consolidated Articles of Incorporation dated December 31, 1997. (Exhibit No. 3.7. to Form 8-K Current Report for December 31, 1997.)

 3.9.* Bylaws (as amended effective August 11, 1992). (Exhibit No. 3.8. to Form 10-K Annual Report for 1992.)

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

 10.7.* 1\   Data Processing Services Agreement effective July 1, 1985, between Questar Service Corporation and Mountain Fuel
             Supply Company. (Exhibit 10.7. to Form 10-K Annual Report for 1988.)

 10.8. 2\ Annual Management Incentive Plan adopted by Questar Gas Company, Questar Pipeline Company, and Questar Regulated Services Company.

 10.9.* 1,2\ Mountain Fuel Supply Company Window Period Supplemental
             Executive Retirement Plan effective January 24, 1991. (Exhibit No. 10.9. to Form 10-K Annual Report for 1990.)

10.10.* 1,2\ Mountain Fuel Supply Company Deferred Compensation Plan for
             Directors as amended and restated effective February 13, 1997. (Exhibit No. 10.10. to Form 10-K Annual Report for 1995.)

 10.11.* 1\  Gas Gathering Agreement between Mountain Fuel Supply
             Company and Questar Pipeline Company effective September 1, 1993. (This agreement has been transferred to Questar Gas Management Company.) (Exhibit No. 10.11. to Form 10-K Annual Report for 1994.)

 10.12. 1\   Amendment to Gas Gathering Agreement between Mountain Fuel
             Supply Company and Questar Gas Management Company effective
             September 1, 1997.

 12.         Ratio of Earnings to Fixed Charges.

 23.         Consent of Independent Auditors.

 24.         Power of Attorney.

 27.         Financial Data Schedule.
_______________________

    *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

    1\This document has not been formally amended to refer to the Company's current name.

    2\Exhibit so marked is a management contract or compensation plan or arrangement.

    (b) Questar Gas Company filed a Form 8-K reporting the name change that was legally effected on December 31, 1997.