Form 10-Q
period 1998-03-31
QUESTAR GAS CO
filed 1998-05-14
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     MARCH 31, 1998

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


Registrant's telephone number, including area code:(801) 324-5555


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

             Class              Outstanding as of March 31, 1998
Common Stock, $2.50 par value            9,189,626 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                         3 Months Ended        12 Months Ended
                                          March 31,             March 31,
                                            1998       1997       1998       1997
                                         (In Thousands)
REVENUES                                   $191,789   $175,313   $464,699   $402,338

OPERATING EXPENSES
  Natural gas purchases                     118,098     97,211    269,820    204,146
  Operating and maintenance                  25,277     27,404     99,592     99,093
  Depreciation                                7,831      7,933     31,058     29,141
  Other taxes                                 2,372      2,743      7,803      7,695
    TOTAL OPERATING EXPENSES                153,578    135,291    408,273    340,075

    OPERATING INCOME                         38,211     40,022     56,426     62,263

INTEREST AND OTHER INCOME                       732        723      3,397      3,047

DEBT EXPENSE                                 (5,126)    (4,342)   (19,903)   (16,707)

    INCOME BEFORE INCOME TAXES               33,817     36,403     39,920     48,603

INCOME TAXES                                 13,103     14,094     12,501     16,157

         NET INCOME                         $20,714    $22,309    $27,419    $32,446

See note to financial statements

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                          March 31,            December 31,
                                            1998       1997       1997
                                         (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                                  $6,747
  Accounts receivable                       $91,842    $79,441     86,487
  Inventories                                 7,738      8,154     20,347
  Purchased-gas adjustments                   5,587     29,331     37,251
  Other current assets                        3,643      3,653      4,356
    Total current assets                    108,810    120,579    155,188

Property, plant and equipment               887,403    827,208    882,936
Less allowances for depreciation            361,225    333,171    354,761
    Net property, plant and equipment       526,178    494,037    528,175

Other assets                                 19,732     20,736     21,488

                                           $654,720   $635,352   $704,851

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                            $1,194     $2,924
  Notes payable to Questar Corporation       35,700     58,700   $100,000
  Accounts payable and accrued expenses      75,593     68,559     64,487
    Total current liabilities               112,487    130,183    164,487

Long-term debt                              225,000    175,000    225,000
Other liabilities                             5,593     10,922      5,989
Deferred income taxes and investment
  tax credits                                74,285     82,234     87,109
Redeemable cumulative preferred stock                    4,808
Common shareholder's equity
  Common stock                               22,974     22,974     22,974
  Additional paid-in capital                 41,875     41,875     41,875
  Retained earnings                         172,506    167,356    157,417
    Total common shareholder's equity       237,355    232,205    222,266

                                           $654,720   $635,352   $704,851

See note to financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                         3 Months Ended
                                          March 31,
                                            1998       1997
                                         (In Thousands)
OPERATING ACTIVITIES
  Net income                                $20,714    $22,309
  Depreciation                                8,419      8,641
  Deferred income taxes and investment
    tax credits                             (12,824)       923
                                             16,309     31,873
  Change in operating assets and
    liabilities                              52,097     (9,428)

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES               68,406     22,445

INVESTING ACTIVITIES
  Capital expenditures                       (9,514)    (3,974)
  Proceeds from disposition of property,
     plant and equipment                      3,092        596

        NET CASH USED IN INVESTING
          ACTIVITIES                         (6,422)    (3,378)

FINANCING ACTIVITIES
  Decrease in notes payable
     to Questar Corporation                 (64,300)   (17,500)
  Redemption of preferred stock                            (20)
  Checks outstanding in excess of
     cash balances                            1,194      2,924
  Payment of dividends                       (5,625)    (6,346)

        NET CASH USED IN FINANCING
          ACTIVITIES                        (68,731)   (20,942)

        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS            ($6,747)   ($1,875)

See note to financial statements

QUESTAR GAS COMPANY
NOTE TO CONDENSED FINANCIAL STATEMENTS
March 31, 1998
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.



Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations



QUESTAR GAS COMPANY
March 31, 1998
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                         3 Months Ended        12 Months Ended
                                         March 31,             March 31,
                                            1998       1997       1998       1997
                                         (Dollars In Thousands)
FINANCIAL RESULTS
  Revenues
   From unaffiliated customers             $191,789   $174,222   $463,251   $398,560
   From affiliates                                       1,091      1,448      3,778
    Total revenues                          191,789    175,313    464,699    402,338
  Natural gas purchases                     118,098     97,211    269,820    204,146
    Revenues less natural gas purchases     $73,691    $78,102   $194,879   $198,192
  Operating income                          $38,211    $40,022    $56,426    $62,263
  Net income                                 20,714     22,309     27,419     32,446

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales         34,314     36,405     83,656     82,832
    Industrial sales                          2,830      2,902      9,451      8,992
    Transportation for industrial
      customers                              14,832     12,952     53,193     48,722
      Total deliveries                       51,976     52,259    146,300    140,546
  Natural gas revenue (per decatherm)
    Residential and commercial                $5.20      $4.47      $4.96      $4.30
    Industrial sales                           3.10       2.37       2.79       2.21
    Transportation for industrial
      customers                                0.11       0.14       0.12       0.13
  Heating degree days
    Actual                                    2,392      2,455      5,402      5,166
    Normal                                    2,743      2,743      5,801      5,801
       Warmer than normal                        13%        10%         7%        11%
  Number of customers at March 31           645,133    623,184

Revenues, less natural gas purchases, were $4,411,000 lower in the first quarter of 1998 and $3,313,000 lower in the 12-month period ended March 31, 1998 when compared with the same periods in 1997 because of several rate changes affecting the first quarter of 1998. A rate surcharge, associated with construction of a distribution pipeline into southern Utah and in effect for the past 10 years, was discontinued in September 1997. Some general-service customers, who met higher load factor standards, shifted to firm commercial rates, which have a lower margin. Retail usage of gas per customer has returned to a more-normal quantity after reaching an unusually high mark in the first quarter of 1997. The Company agreed to a negotiated annual rate reduction of $2.8 million of revenues in Utah that went into effect February 18, 1997.

The growth rate in the number of customers served by Questar Gas
continued at a strong pace.   The number of customers served
grew by 3.5% from a year ago to 645,133 at March 31, 1998.

Temperatures, as measured in degree days, were warmer than normal in the 1998 and 1997 periods. However, Questar Gas' rates include a weather-normalization adjustment that reduces the revenue impact of weather fluctuations. Virtually all of Questar Gas' residential and commercial volumes were covered under the weather-normalization adjustment in the first quarters of 1998 and 1997.

In March 1998, the Public Service Commission of Wyoming approved Questar Gas' gas-merchant unbundling proposal that was filed in Wyoming in 1997. Under this plan, a transportation service option is extended to residential and commercial customers as well as industrial customers. Customers choosing transportation service are allowed to secure gas supplies directly from producers and marketers and pay Questar Gas a fee for transportation services. Questar Gas continues to offer a traditional bundled sales service as well. The unbundling proposal called for an open enrollment period to be held from March 1 through April 30. However, no suppliers signed up to provide gas to Wyoming customers. Another open enrollment will be held next year. Questar expects that the option of unbundled service in Wyoming, will not have a material effect on earnings.

Volumes delivered to industrial customers increased 11% in the first quarter of 1998 when compared with the same quarter of 1997 due to additions and expanded operations with several ongoing customers. Margins from gas delivered to industrial customers are substantially lower than from gas delivered to residential and commercial customers.

Questar Gas' natural gas purchases were higher in the 3- and 12-month periods of 1998 compared with the same periods of 1997. Higher gas purchase prices were paid by the Company as natural gas prices increased sharply during the 1996-1997 winter heating season. The increase in gas costs was first noted as an increase in the purchased-gas cost account, but was ultimately collected in rates. Questar Gas' rates include the recovery of gas costs which amount to $2.27 per decatherm (dth) in 1998 compared with $1.54 per dth in 1997. The Company routinely files for adjustment of purchased-gas costs with the Utah and Wyoming Public Service Commissions on a semiannual basis.

Operating and maintenance expenses were 8% lower in the first quarter of 1998 because of cost reductions as a result of sharing services with an affiliated company, capitalizing labor costs associated with construction projects, lower bad debt costs and because of a write-off of obsolete inventory in 1997. Questar Gas and Questar Pipeline share the costs of certain administrative, marketing, accounting, technical and related services under Questar Regulated Services Co.

Depreciation expense was lower in the first quarter of 1998 when compared with the 1997 first quarter primarily as a result of less gas production. The average depreciation rate was unchanged from year to year. Others taxes, primarily property taxes, were lower in the first quarter of 1998 after a refund from a local taxing agency. Interest expense was higher in the 3- and 12-month periods of 1998 due primarily to an issuance of $50 million of medium-term notes with an average interest rate of 6.88 % in the second and third quarters of 1997.

The effective income tax rate was 38.7% in the both the first quarter of 1998 and 1997. The Company recognized $577,000 of tight-sands gas-production credits in the 1998 period and $608,000 in the 1997 period.


Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $68,406,000 was $45,961,000 more than was generated in the same period of 1997. The increase in cash flow was primarily due to collection of gas costs, which were under-collected in the first quarter of 1997.

Investing Activities

Capital expenditures were $9,514,000 in the first three months of 1998 compared with $3,974,000 in the corresponding 1997 period. Capital expenditures for calendar year 1998 are estimated at $65,400,000.

Financing Activities

The Company has a short-term borrowing arrangement with its parent company, Questar Corporation. As of March 31, Questar Gas had loan balances outstanding of $35,700,000 in 1998 and $58,700,000 in 1997. Financing activities in the first quarters of 1998 and 1997 included payment of dividends and a partial repayment of loans from Questar using net cash provided from operations. Capital expenditures for 1998 will be financed with net cash flow provided from operating activities and borrowings from Questar.


Forward Looking Statements

This 10-Q contains forward-looking statements about the future operations and expectations of Questar Gas. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.


                              PART II
                         OTHER INFORMATION

Item 3.  Legal Proceedings.

     (a)  On May 6, 1998, the Public Service Commission of Wyoming
(PSCW) issued a written order officially approving the application filed by Questar Gas Company (the Company) to offer choice of commodity suppliers to its general service (commercial and residential) customers in Wyoming. As of the close of the open season on April 30, 1998, no commodity supplier had signed up to provide service to Wyoming customers.

     (b)  On May 6, 1998, the Public Service Commission of Utah
(PSCU), requested that the Company and other parties file supplemental briefs in a pending case involving the Company's gathering rates.
(See the Company's Annual Report on Form 10-K for 1997, page 7, for a discussion of the case.) The PSCU also set the matter for additional hearings in June. In the case, which involves potential refunds of up to $7.8 million, the Division of Public Utilities, a state agency, claims that a reduction in gathering rates charged to the Company by an affiliate should be extended retroactively to March of 1996.

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

                              QUESTAR GAS COMPANY
                                 (Registrant)



May 14, 1998                    /s/ D. N. Rose
                                D. N. Rose
                                President and Chief Executive
                                Officer



May 14, 1998                    /s/S. E. Parks
    (Date)                      S. E. Parks
                                Vice President, Treasurer and
                                Chief Financial Officer