Form 10-Q
period 1998-06-30
QUESTAR GAS CO
filed 1998-08-14
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     JUNE 30, 1998

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


P.O. Box 45360, 180 East 100 South, Salt Lake City, Utah84145-0360
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:(801) 324-5555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                Class            Outstanding as of June 30, 1998
Common Stock, $2.50 par value            9,189,626 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                     3 Months Ended      6 Months Ended      12 Months Ended
                                      June 30,            June 30,            June 30,
                                        1998      1997      1998      1997      1998       1997
                                     (In Thousands)
REVENUES                               $74,387   $63,323  $266,176  $238,636   $475,763  $407,734

OPERATING EXPENSES
  Natural gas purchases                 41,965    29,669   160,063   126,880    282,116   208,671
  Operating and maintenance             23,735    25,802    49,012    53,206     97,525   101,149
  Depreciation                           7,697     7,369    15,528    15,302     31,386    29,668
  Other taxes                            2,531     2,546     4,903     5,289      7,788     7,509

    TOTAL OPERATING EXPENSES            75,928    65,386   229,506   200,677    418,815   346,997

    OPERATING INCOME (LOSS)             (1,541)   (2,063)   36,670    37,959     56,948    60,737

INTEREST AND OTHER INCOME                1,296     1,016     2,028     1,739      3,677     2,173

DEBT EXPENSE                            (4,570)   (4,465)   (9,696)   (8,807)   (20,008)  (17,271)

    INCOME (LOSS) BEFORE
      INCOME TAXES                      (4,815)   (5,512)   29,002    30,891     40,617    45,639

INCOME TAXES (CREDITS)                  (2,434)   (2,909)   10,669    11,185     12,976    15,179

         NET INCOME (LOSS)             ($2,381)  ($2,603)  $18,333   $19,706    $27,641   $30,460


See note to financial statements

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                      June 30,           December 31,
                                        1998      1997      1997
                                     (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                           $6,747
  Accounts receivable                  $36,871   $32,626    86,487
  Inventories                           13,233    10,745    20,347
  Purchased-gas adjustments             12,506    48,866    37,251
  Other current assets                   2,929     2,975     4,356
    Total current assets                65,539    95,212   155,188

Property, plant and equipment          900,082   840,247   882,936
Less allowances for depreciation       365,909   339,133   354,761
   Net property, plant and equipment   534,173   501,114   528,175

Other assets                            23,089    19,514    21,488

                                      $622,801  $615,840  $704,851

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                       $5,259    $2,517
  Notes payable to Questar
    Corporation                         25,000    69,900  $100,000
  Accounts payable and accrued
    expenses                            55,515    38,625    64,487
    Total current liabilities           85,774   111,042   164,487

Long-term debt                         225,000   175,000   225,000
Other liabilities                        5,568    11,083     5,989
Deferred income taxes and investment
  tax credits                           77,110    89,901    87,109
Redeemable cumulative preferred stock              4,808

Common shareholder's equity
  Common stock                          22,974    22,974    22,974
  Additional paid-in capital            41,875    41,875    41,875
  Retained earnings                    164,500   159,157   157,417
    Total common shareholder's equity  229,349   224,006   222,266

                                      $622,801  $615,840  $704,851


See note to financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                     6 Months Ended
                                      June 30,
                                        1998      1997
                                     (In Thousands)
OPERATING ACTIVITIES
  Net income                           $18,333   $19,706
  Depreciation                          16,668    16,637
  Deferred income taxes and
    investment tax credits              (9,999)    8,590
                                        25,002    44,933
  Change in operating assets and
    liabilities                         71,908   (12,612)

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES          96,910    32,321

INVESTING ACTIVITIES
  Capital expenditures                 (24,974)  (20,985)
  Proceeds from disposition of
     property, plant and equipment       2,308     2,534

        NET CASH USED IN INVESTING
          ACTIVITIES                   (22,666)  (18,451)

FINANCING ACTIVITIES
  Checks outstanding in excess of
     cash balances                       5,259     2,517
  Decrease in notes payable
     to Questar Corporation            (75,000)   (6,300)
  Redemption of preferred stock                      (20)
  Payment of dividends                 (11,250)  (11,942)

        NET CASH USED IN FINANCING
          ACTIVITIES                   (80,991)  (15,745)

        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS       ($6,747)  ($1,875)


See note to financial statements

QUESTAR GAS COMPANY
NOTE TO FINANCIAL STATEMENTS
June 30, 1998
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-and six-month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.





Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

QUESTAR GAS COMPANY
June 30, 1998
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the
Company:

                                     3 Months Ended      6 Months Ended      12 Months Ended
                                      June 30,            June 30,            June 30,
                                        1998      1997      1998      1997      1998       1997
                                     (Dollars In Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers        $74,268   $62,632  $266,057  $236,854   $474,887  $404,128
    From affiliates                        119       691       119     1,782        876     3,606
      Total revenues                    74,387    63,323   266,176   238,636    475,763   407,734
  Natural gas purchases                 41,965    29,669   160,063   126,880    282,116   208,671
      Revenues less natural gas
         purchases                     $32,422   $33,654  $106,113  $111,756   $193,647  $199,063
  Operating income (loss)              ($1,541)  ($2,063)  $36,670   $37,959    $56,948   $60,737
  Net income (loss)                     (2,381)   (2,603)   18,333    19,706     27,641    30,460

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales    13,178    12,157    47,492    48,562     84,677    82,998
    Industrial sales                     2,267     2,104     5,097     5,006      9,614     9,238
    Transportation for industrial
      customers                         13,115    11,625    27,947    24,577     54,683    49,301
      Total deliveries                  28,560    25,886    80,536    78,145    148,974   141,537
  Natural gas revenue (per decatherm)
    Residential and commercial           $4.70     $4.31     $5.06     $4.43      $5.02     $4.36
    Industrial sales                      2.90      2.30      3.01      2.34       2.92      2.25
    Transportation for industrial
      customers                           0.11      0.12      0.11      0.13       0.12      0.12
  Heating degree days
    Actual                                 899       678     3,291     3,133      5,623     5,227
    Normal                                 741       741     3,484     3,484      5,801     5,801
       Colder (warmer) than normal          21%      (9%)      (6%)     (10%)       (3%)     (10%)
  Number of customers at June 30,      643,696   621,647


Revenues, less natural gas purchases, were $1,232,000 lower in the second quarter of 1998 and $5,643,000 lower in the 6-month period ended June 30, 1998 when compared with the same periods in 1997 because of several rate changes affecting the first half of 1998. A rate surcharge, associated with construction of a distribution pipeline into southern Utah and in effect for the past 10 years, was discontinued in September 1997. Some general-service customers, who met higher load factor standards, shifted to firm commercial rates, which have a lower margin. Retail usage of gas per customer fell during the first half of 1998 after reaching an unusually high mark in the first half of 1997. This is in large part attributable to reaction to rising gas costs included in rates during the latter part of 1997 and first part of 1998.

Partially offsetting the rate changes and lower usage per customer has been the effect of a strong growth rate in the number of customers served by Questar Gas. The number of customers served grew by 3.5% from a year ago to 643,696 at June 30, 1998.

Temperatures, as measured in degree days, were colder than normal in the second quarter of 1998. However, the impact was slight because temperatures are relatively mild during the second quarter in comparison with the winter heating season that extends from November
through March.   Also, Questar Gas' rates include a
weather-normalization adjustment that reduces the revenue impact of weather fluctuations.  Virtually all of Questar Gas' residential and commercial volumes were covered under the weather-normalization adjustment in the first half of both 1998 and 1997.

In March 1998, the Public Service Commission of Wyoming approved
Questar Gas' gas-merchant unbundling proposal that was filed in Wyoming in 1997. Under this plan, a transportation service option was extended to residential and commercial customers as well as industrial customers. Customers choosing transportation service are allowed to secure gas supplies directly from producers and marketers and pay Questar Gas a fee for transportation services. Questar Gas continues to offer a traditional bundled sales service as well. The unbundling proposal called for an open enrollment period to be held from March 1 through April 30. However, no suppliers signed up to provide gas to Wyoming customers. Another open enrollment will be held next year. Questar expects that the option of unbundled service in Wyoming will not have a material effect on earnings.

Volumes delivered to industrial customers increased 12% in the first half of 1998 when compared with the same half of 1997 due to additions of new customers as well as expanded operations with several ongoing customers. Margins from gas delivered to industrial customers are substantially lower than from gas delivered to residential and commercial customers.

Questar Gas' natural gas purchases were higher in the 1998 periods presented when compared with the same periods of 1997. Higher gas purchase prices were paid by the Company as natural gas prices increased sharply during the 1996-1997 winter-heating season. The increase in gas costs was first noted as an increase in the purchased-gas cost account, but was ultimately collected in rates.
Questar Gas' rates include the recovery of gas costs which amounted to $2.27 per decatherm (dth) in 1998 compared with $1.54 per dth in 1997. Because of lower forecasted gas prices and the fact that past gas cost increases have been largely recovered, the Company received approval to reduce gas costs in rates by $1.1 million in Utah and $356,000 in Wyoming effective July 1, 1998. The Company routinely files for adjustment of purchased-gas costs with the Utah and Wyoming
Public Service Commissions on a semiannual basis.

Operating and maintenance expenses were lower in the 3- and 6-month periods of 1998 as a result of capitalizing labor costs associated with installing computer systems, cost reductions as a result of sharing services with an affiliated company, capitalizing labor costs associated with construction projects, lower bad debt costs and not repeating a 1997 write-off of obsolete inventory. The Company continues efforts to resolve Year 2000 issues and expects that the expense of becoming Year 2000 compliant will not be material. Questar
Gas and Questar Pipeline share the costs of certain administrative, accounting, legal, engineering and related services under Questar
Regulated Services Co.

The Regulated Services group recently completed a voluntary early retirement program that was effective July 31, 1998. The program reduced the regulated services work force by more than 10% or 177 employees, which will decrease future operating expenses. The costs associated with the early retirement program will be deferred and amortized over a five-year period in accordance with past regulatory treatment. The deferred annual charge is expected to be more than offset by lower labor-related costs.

Depreciation expense was higher in the 1998 periods presented when compared with the 1997 periods primarily as a result of increase
investment in property, plant and equipment.   Other taxes, primarily
property taxes, were lower in the second quarter and first half of
1998 as a result of property refunds and lower tax assessments. The
Company sold surplus real estate in the second quarter of 1998
resulting in an $800,000 pretax gain.   Interest expense was higher
in the 1998 periods due primarily to an issuance of $50 million of medium-term notes with an average interest rate of 6.88 % in the second and third quarters of 1997.

The effective income tax rate was 36.8% in the first half of 1998 and 36.2% in the first half of 1997. The Company recognized $1,089,000 of tight-sands gas-production credits in the 1998 period and $1,296,000 in the 1997 period.

Questar Gas, as a result of acquiring Questar Pipeline's gas purchase contracts, is responsible for any judgment rendered against Questar
Pipeline in a lawsuit that was tried before a jury in 1994. In a ruling issued June 2, 1998, the trial judge set aside all aspects of the jury's verdict except for $.5 million in favor of a producer related to certain contractual, take-or-pay issues. Other than on these take-or-pay matters, a judgment was entered on all other issues in favor of Questar Pipeline. A notice of appeal has been filed by the producer.


Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $96,910,000 was $64,589,000 more than was generated in the same period of 1997. The increase in cash flow was primarily due to collection of gas costs, which were under-collected in the first half of 1997.

Investing Activities

Capital expenditures were $24,974,000 in the first half of 1998 compared with $20,985,000 in the corresponding 1997 period. Capital expenditures for calendar year 1998 are estimated at $66,000,000.

Financing Activities

The Company has a short-term borrowing arrangement with its parent company, Questar Corporation. As of June 30, Questar Gas had loan balances outstanding of $25,000,000 in 1998 and $69,900,000 in 1997.
First half financing activities in 1998 and 1997 included payment of dividends and a partial repayment of loans from Questar using net cash provided from operations. Capital expenditures for 1998 will be financed with net cash flow provided from operating activities and borrowings from Questar.


Forward Looking Statements

This 10-Q contains forward-looking statements about the future operations and expectations of Questar Gas. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time.
Actual results may vary from management's stated expectations and projections due to a variety of factors.


                              PART II
                         OTHER INFORMATION

Item 1.   Legal Proceedings.

     (a)  Questar Gas Company (Questar Gas or the Company), on May 29,
1998, filed a semi-annual, gas cost pass-through application with the Public Service Commission of Wyoming (PSCW). The Company's application reflected a decrease in its commodity costs, resulting in an annual revenue decrease of $355,686. The PSCW authorized Questar
Gas to reflect the requested decrease in rates effective July 1, 1998.

     (b) On June 12, 1998, Questar Gas filed a semi-annual, gas cost pass-through application with the Public Service Commission of Utah
(PSCU), seeking to adjust its rates to reflect an annual revenue decrease of approximately $1,085,000 in its rates. The Company's application reflected annualized gas costs of $256.7 million, compared to $259.2 million reflected in its prior gas cost application.
Questar Gas also requested authorization to reduce the surcharge associated with prior undercollection of its gas costs. By an interim order dated June 26, 1998, the PSCU authorized the Company to reflect the requested decrease in its rates effective July 1, 1998.

     (c) Additional public hearings in a pending case involving the Company's gathering rates are scheduled to be held on September 2, 1998, before the PSCU. The case, which involves potential refunds of up to $7.6 million plus interest, centers on a claim made by the Division of Public Utilities, a state agency, that a reduction in gathering rates charged to Questar Gas by an affiliate should be extended retroactively to March of 1996. (See the Company's Annual
Report on Form 10-K for 1997, page 7, for a discussion of the case.)

     (d) On June 2, 1998, the trial court judge entered a judgment that basically overturned most of a jury verdict rendered against the Company in late 1994. The case, which Questar Gas inherited when it acquired the gas purchase contracts of its affiliate, Questar Pipeline
Company (Questar Pipeline), involved claims made by an independent producer for take or pay, tax reimbursements, contract breach, and tortious interference with a contract. The jury awarded the producer approximately $5,500,000 plus interest in compensatory damages and $200,000 in punitive damages. The judge's order reduced the jury verdict to an amount less than $500,000. (See the Company's Annual
Report on Form 10-K for 1997, page 12, for a discussion of the case.)
The plaintiff producer has filed a notice of appeal with the Tenth
Circuit Court of Appeals.

     The plaintiff producer filed a second case against the Company and its affiliates in 1997. The second case was also filed in Wyoming's federal district court and presents some of the same claims heard in the first case for a subsequent period of time. It also involves additional claims of fraud and antitrust violation. This second case has been stayed pending the outcome of the resolution of issues from the first case.

Item 5.   Other Information.

     The retirement of Michael E. Benefield, age 59, as an officer and employee of the Company effective July 31, 1998, led to a reorganization of responsibilities among the Company's executive officers. At the time of his retirement, Mr. Benefield was Vice
President, Business Development and Planning, for the Company and its affiliates, Questar Pipeline and Questar Regulated Services Company
(Regulated Services) and had served in this capacity since May of 1996. He had over 21 years of service with the Company and its affiliates when he retired.

     Ms. Susan Glasmann, age 50, was named to serve as the Company's
Vice President and General Manager, replacing Mr. S. C. Yeager who had served in this capacity since May of 1996. Ms. Glasmann held the position of Vice President, Business Support, for two years prior to being appointed to her new position. Mr. Yeager, age 51, was named to the position of Vice President, Business Development, for the Company, Questar Pipeline, and Regulated Services. Mr. Lowell F. Gill, age 55, was appointed to serve as Vice President, Transportation Operations for the Company and Regulated Services. Mr. Gill also serves as Vice
President and General Manager of Questar Pipeline.  Mr. Gary W.
DeBernardi, age 55, who had formerly served as Vice President, Technical Support, was named to the position of Vice President, Technical Services, for the Company, Questar Pipeline, and Regulated
Services.

     Messrs. D. N. Rose, S. E. Parks, and Glenn H. Robinson will continue to serve in their positions as President and Chief Executive
Officer; Vice President, Treasurer, and Chief Financial Officer; and
Vice President and Controller, respectively.

Item 6.  Exhibit and Reports on Form 8-K.

     (a) The following exhibits have been filed as part of this report:

     Exhibit No.

        10.1   Annual Management Incentive Plan adopted by Questar Gas
               Company, Questar Pipeline Company and Questar Regulated
               Services Company as amended and restated effective May
               19, 1998.

        10.2.  Questar Gas Company Deferred Compensation Plan for
               Directors as amended and restated effective May 19, 1998.

     (b) The Company did not file any Current Reports on Form 8-K during the second quarter of 1998.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR GAS COMPANY
                                       (Registrant)



August 14, 1998                    /s/D. N. Rose
                                   D. N. Rose
                                   President and Chief Executive
                                    Officer



August 14, 1998                    /s/S.E. Parks
                                   S. E. Parks
                                   Vice President, Treasurer, and
                                   Chief Financial Officer

