Form 10-Q
period 1998-09-30
QUESTAR GAS CO
filed 1998-11-13
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

          Class                  Outstanding as of September 30, 1998
Common Stock, $2.50 par value               9,189,626 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.


PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                     3 Months Ended      9 Months Ended      12 Months Ended
                                     September 30,       September 30,       September 30,
                                        1998      1997      1998      1997      1998       1997
                                     (In Thousands)
REVENUES                               $48,619   $47,479  $314,795  $286,115   $476,903  $413,016

OPERATING EXPENSES
  Natural gas purchases                 22,615    21,716   182,678   148,596    283,015   213,828
  Operating and maintenance             24,214    23,103    73,226    76,309     98,636   101,652
  Depreciation                           8,288     7,189    23,816    22,491     32,485    30,412
  Other taxes                            2,138     2,085     7,041     7,374      7,841     8,160

    TOTAL OPERATING EXPENSES            57,255    54,093   286,761   254,770    421,977   354,052

    OPERATING INCOME (LOSS)             (8,636)   (6,614)   28,034    31,345     54,926    58,964

INTEREST AND OTHER INCOME                  846       902     2,874     2,641      3,621     2,467

DEBT EXPENSE                            (4,762)   (4,886)  (14,458)  (13,693)   (19,884)  (18,070)

    INCOME (LOSS) BEFORE
      INCOME TAXES                     (12,552)  (10,598)   16,450    20,293     38,663    43,361

INCOME TAXES (CREDITS)                  (5,457)   (4,824)    5,212     6,361     12,343    14,228

         NET INCOME (LOSS)             ($7,095)  ($5,774)  $11,238   $13,932    $26,320   $29,133

See note to financial statements


QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                     September 30,       December 31,
                                        1998      1997      1997
                                     (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                           $6,747
  Accounts receivable                  $12,753   $23,112    86,487
  Inventories                           24,854    19,253    20,347
  Purchased-gas adjustments             25,257    59,487    37,251
  Other current assets                   3,309     3,644     4,356
    Total current assets                66,173   105,496   155,188

Property, plant and equipment          914,799   858,741   882,936
Less allowances for depreciation       373,250   346,947   354,761
    Net property, plant and equipment  541,549   511,794   528,175

Other assets                            24,222    19,471    21,488

                                      $631,944  $636,761  $704,851

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                       $3,288    $1,174
  Notes payable to Questar
    Corporation                         56,600    73,100  $100,000
  Accounts payable and accrued
    expenses                            40,797    37,188    64,487
    Total current liabilities          100,685   111,462   164,487

Long-term debt                         225,000   207,000   225,000
Other liabilities                        5,488    10,756     5,989
Deferred income taxes and investment
  tax credits                           84,142    94,859    87,109

Common shareholder's equity
  Common stock                          22,974    22,974    22,974
  Additional paid-in capital            41,875    41,875    41,875
  Retained earnings                    151,780   147,835   157,417
    Total common shareholder's equity  216,629   212,684   222,266

                                      $631,944  $636,761  $704,851

See note to financial statements


QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                     9 Months Ended
                                     September 30,
                                        1998      1997
                                     (In Thousands)
OPERATING ACTIVITIES
  Net income                           $11,238   $13,932
  Depreciation                          25,639    24,452
  Deferred income taxes and
    investment tax credits              (2,967)   13,548
                                        33,910    51,932
  Change in operating assets and
    liabilities                         55,343   (24,617)

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES          89,253    27,315

INVESTING ACTIVITIES
  Capital expenditures                 (42,233)  (39,473)
  Proceeds from disposition of
     property, plant and equipment       3,220     2,527

        NET CASH USED IN INVESTING
          ACTIVITIES                   (39,013)  (36,946)

FINANCING ACTIVITIES
  Checks outstanding in excess of
     cash balances                       3,288     1,174
  Decrease in notes payable
     to Questar Corporation            (43,400)   (3,100)
  Redemption of preferred stock                   (4,876)
  Issuance of long-term debt                      32,000
  Payment of dividends                 (16,875)  (17,442)

      NET CASH PROVIDED FROM
       (USED IN) FINANCING ACTIVITIES  (56,987)    7,756

        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS       ($6,747)  ($1,875)

See note to financial statements

QUESTAR GAS COMPANY
NOTE TO FINANCIAL STATEMENTS
September 30, 1998
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-and nine-month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

QUESTAR GAS COMPANY
September 30, 1998
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the
Company:

                                     3 Months Ended      9 Months Ended      12 Months Ended
                                     September 30,       September 30,       September 30,
                                        1998      1997      1998      1997      1998       1997
                                     (Dollars In Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers        $47,941   $47,027  $313,998  $283,881   $475,801  $409,704
    From affiliates                        678       452       797     2,234      1,102     3,312
      Total revenues                    48,619    47,479   314,795   286,115    476,903   413,016
  Natural gas purchases                 22,615    21,716   182,678   148,596    283,015   213,828
      Revenues less natural gas
        purchases                      $26,004   $25,763  $132,117  $137,519   $193,888  $199,188
  Operating income (loss)              ($8,636)  ($6,614)  $28,034   $31,345    $54,926   $58,964
  Net income (loss)                     (7,095)   (5,774)   11,238    13,932     26,320    29,133

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales     6,312     6,799    53,804    55,361     84,190    82,222
    Industrial sales                     1,806     1,743     6,903     6,749      9,677     9,412
    Transportation for industrial
      customers                         13,935    12,390    41,882    36,967     56,228    49,300
      Total deliveries                  22,053    20,932   102,589    99,077    150,095   140,934
  Natural gas revenue (per decatherm)
    Residential and commercial           $5.91     $5.24     $5.16     $4.53      $5.06     $4.44
    Industrial sales                      3.05      2.69      3.02      2.43       2.99      2.35
    Transportation for industrial
      customers                           0.11      0.13      0.11      0.13       0.11      0.13
  Heating degree days
    Actual                                   0        82     3,291     3,215      5,541     5,165
    Normal                                 110       110     3,594     3,594      5,801     5,801
       Warmer than normal                             25%        8%       11%         4%       11%
  Number of customers at September 30,
    Residential and commercial         647,078   625,499
    Industrial                           1,311     1,154
        Total                          648,389   626,653

In the first nine months of 1998, lower usage per customer and a lower margin on certain gas sales caused a $5,402,000 or 4% decline in revenues, less gas purchases, when compared with the 1997 period. Retail usage of gas per customer fell during the first half of 1998 after reaching an unusually high mark in the first half of 1997. This reduced usage appears to be a reaction to rising gas costs included in rates during the latter part of 1997 and first part of 1998. Revenues, less natural gas purchases, were slightly higher in the third quarter of 1998 when compared with the third quarter of 1997. The improvement resulted primarily from a leveling of usage per customer.

A rate surcharge, associated with constructing a distribution pipeline into southern Utah, and in effect for the past 10 years, was discontinued in September 1997. Also, some general-service customers, who met higher load factor standards, shifted to firm commercial rates in 1998, which have a lower margin.

A strong growth rate in the number of customers partially offset the effect of lower usage per customer and margins on some gas sales.
The number of customers served by Questar Gas grew by 3.5% from a year ago to 648,389 at September 30, 1998.

Temperatures, as measured in degree days, were warmer than normal in all periods presented. Questar Gas' rates include a weather-normalization adjustment that reduces the revenue impact of weather fluctuations. Almost all of Questar Gas' residential and commercial volumes are subject to the weather-normalization adjustment in the first nine months of both 1998 and 1997.

Volumes delivered to industrial customers increased 12% in the first nine months of 1998 when compared with the same period of 1997 due to additions of new customers as well as expanded operations with several ongoing customers. Margins from gas delivered to industrial customers are substantially lower than from gas delivered to residential and commercial customers.

Questar Gas' natural gas purchases were higher in the 1998 periods presented when compared with the same periods of 1997. Higher gas purchase prices were paid by the Company as natural gas prices increased sharply during the 1996-1997 winter-heating season. The increase in gas costs was first recorded as an increase in the purchased-gas cost account balance, but was ultimately collected in rates. In the first half of the year, Questar Gas' rates include the recovery of gas costs which amounted to $2.27 per decatherm (dth) in 1998 compared with $1.54 per dth in 1997. Because of lower forecasted gas prices and the fact that past gas cost increases have been largely recovered, the Company received approval to reduce gas costs in rates to $2.17 per dth in the third quarter of 1998. The Company routinely files for adjustment of purchased-gas costs with the Utah and Wyoming Public Service Commissions on a semiannual basis.

Operating and maintenance (O & M) expenses were lower in the 9- and 12-month periods of 1998 as a result of capitalizing labor costs associated with installing computer systems, cost reductions from sharing services with an affiliated company, and a nonrecurring 1997 write-off of obsolete inventory. Third quarter 1997 O & M expenses were reduced $1.3 million to capitalize labor costs associated with installing computer systems.

Questar Gas Company and Questar Pipeline share the costs of certain administrative, accounting, legal, engineering and related services provided by Questar Regulated Services. The Regulated Services group completed a voluntary early retirement program that was effective July 31, 1998. The program reduced the regulated services work force by more than 10% or 177 employees. Questar Gas expects a $4 to $6 million per year reduction of O & M expenses as a result of this program.

Depreciation expense was higher in the 1998 periods presented when compared with the 1997 periods primarily as a result of increased
investment in property, plant and equipment.   Other taxes, primarily
property taxes, were lower in the 9- and 12-month periods of 1998 as a result of property tax refunds. Interest expense was higher in the 9- and 12-month periods of 1998 due primarily to an issuance of $50 million of medium-term notes with an average interest rate of 6.88 % in the third and fourth quarters of 1997.

The effective income tax rate was 31.7% in the first nine months of 1998 and 31.3% in the first nine months of 1997. The Company recognized $1,638,000 of tight-sands gas-production credits in the 1998 period and $2,007,000 in the 1997 period.


Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $89,253,000 was $61,938,000 more than was generated in the same period of 1997. The increase in cash flow was primarily due to increased collection of gas costs, which were under-collected in the first half of 1997, and collection of receivables.

Investing Activities

Capital expenditures were $42,233,000 in the first nine months of 1998 compared with $39,473,000 in the corresponding 1997 period.
Capital expenditures for calendar year 1998 are estimated at $64,600,000.

Financing Activities

The Company has a short-term borrowing arrangement with its parent company, Questar Corporation. As of September 30, Questar Gas had loan balances outstanding of $56,600,000 in 1998 and $73,100,000 in 1997. Capital expenditures for 1998 are expected to be financed with net cash flow provided from operating activities and borrowings from Questar.


Year 2000 Issues

Introduction

Questar (the Company) established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K).

The basic approach has been to provide corporate-wide management and coordination combined with distributed compliance responsibility at the various business units. The Y2K team is responsible for fostering awareness, establishing corporate-level, corporate-wide, strategy; coordinating Questar action items and information; and providing periodic internal status reports. The composition of the team includes representation from each major Questar business unit. The effort is designed to be consistent with the prudent efforts of publicly traded companies of similar size, business, and complexity.

Questar InfoComm, Inc. (an affiliate which provides information technology services to other Questar affiliates) is responsible for Y2K compatibility of all communications systems, networks (LANs and WANs), corporate-wide applications and operating systems, mainframe commercial off-the-shelf products, and for developing, implementing and coordinating testing procedures.

General

Questar's Y2K team developed a written plan (the Plan) addressing infrastructure, applications software (infrastructure and applications software are sometimes collectively referred to as "IT systems"), outside suppliers and customers, and process control and instrumentation containing embedded chips (non-IT systems). The Company's in-house programmers and systems analysts are primarily responsible for the conversion and testing of certain non-compliant application software code. In addition, the services of outside consultants and programmers were engaged to assist program management completion of coding for certain software programs. The general phases common to all business units are: (1) an inventory of Y2K items (both IT and non-IT systems); (2) assignment of priorities to identified items; (3) assessment of the Y2K compliance of items determined to be material to the company; (4) repair or replacement of material items that are determined not to be Y2K compliant; (5) test material items; and (6) design and implementation of contingency and business continuation plans for each organization and company location. Implementation of the Plan is generally proceeding on schedule.

Status

On September 30, 1998, the inventory and priority assessment phases for each business unit had been completed, but they will continue to be monitored. Material items are those the Company believes to involve a risk to the safety of individuals; or may cause damage to property or the environment; or affect the Company's ability to provide gas production, transportation, and delivery.

The testing phases of the Plan are underway. The Company has developed a testing procedure and guidelines to help system users develop their own specific test procedures and to ensure consistency in testing. The Company has assembled a test facility which duplicates, in essential details, the production environment. The test facility is now in operation and the first systems are being tested. Responsible system users are now in the process of developing their test plans and scheduling testing.

The infrastructure section of the Plan addresses hardware and systems software other than applications software. This effort is on schedule, and the Company estimates that approximately 50% of the activities related to the section had been completed as of September 30, 1998. The testing phase has commenced and will be ongoing as hardware or system software is remediated, upgraded or replaced. Contingency planning for this section commenced in the third quarter of 1998. All infrastructure activities are expected to be completed by mid-1999.

The applications software section of the Plan addresses both the conversion of applications software that is not Y2K compliant and, where available from the supplier, the replacement of such software.
The Company estimates that the software conversion and replacement phase was more than 70% complete on September 30, 1998, and the remaining conversions and replacements are on schedule to be completed by July 1, 1999. The testing phase of this section, is scheduled for completion by the third quarter of 1999. The testing phase is conducted
as the software is remediated or replaced.   Contingency planning for this
section began in the third quarter of 1998 and is scheduled to be completed by mid-1999.

The outside vendors and customers section of the Plan includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing their Y2K problems. The various business units have formed Project teams to begin the detailed evaluations of the most critical third parties and to elicit the required information. The process of evaluating these external agents commenced in the third quarter of 1998 and is scheduled for completion by mid-1999, with follow-up reviews scheduled through the remainder of 1999. This procedure will include the development of contingency plans, scheduled for the second quarter of 1999, with completion by late 1999. The Company estimates that this section was behind schedule at September 30, 1998.

Inventory and assessment phases are in progress for non-IT systems. This section of the Plan addresses the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the Company. This section presents unique problems in that it is often difficult to determine whether embedded chips have a date function that will present a Y2K problem. It is also difficult to take certain critical systems, such as compressors and pipeline valves, off-line for testing. Despite these difficulties, the Company believes the replacement, repair and testing of non-IT systems equipment is on schedule to be completed by year-end 1999. Contingency planning for this section began in the third quarter of 1998 and will be completed by year-end 1999.

Costs

The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The current expense estimate of the Year 2000 Project is approximately $4.5 million, with $2.3 million attributable to Questar Gas Company and $.8 million attributable to Questar Pipeline Company. This estimate does not include Questar's potential share of Y2K costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator. This expense estimate is expected to change as the Project progresses. Funds for the Project are included in existing operating budgets.

Risks

Failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of outside suppliers and customers and the embedded chip problems, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Project has reduced and is expected to continue to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its material outside vendors and customers. The Company believes that the possibility of significant interruptions of normal operations is not great.

The 10-Q contains forward-looking statements about the future operations and expectations of Questar Gas.
According to management, these statements are made in good faith and are reasonable representations of Questar Gas' expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.


                              PART II
                         OTHER INFORMATION

Item 1.   Legal Proceedings.

     The Public Service Commission of Utah (PSCU) has not issued an order in a case involving the gathering rates paid by Questar Gas Company (Questar Gas or the Company). (See the Company's Report on Form 10-Q for the Quarter Ended June 30, 1998, Item 1. Legal Proceedings.) The case, which was the subject of public hearings held on September 1, 1998, involves a claim made by the Division of Public Utilities, a state agency, that a reduction in gathering rates paid by Questar Gas to an affiliate should be extended retroactively to March of 1996. The Company's potential refund is approximately $7.6 million plus interest. Questar Gas believes that its gathering costs are reasonable and that it should not be required to retroactively adjust such rates.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR GAS COMPANY
                                       (Registrant)


November 12, 1998                  /s/ D. N. Rose
                                   D. N. Rose
                                   President and Chief Executive
                                   Officer


November 12, 1998                  /s/ S. E. Parks
                                   S. E. Parks
                                   Vice President, Treasurer, and
                                   Chief Financial Officer