Form 10-K
period 1998-12-31
QUESTAR GAS CO
filed 1999-03-31
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
   x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
     DECEMBER 31, 1998 OR

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

180 East 100 South, P.O. Box 45360, Salt Lake City, Utah84145-0360
(Address of principal executive offices)              (Zip code)

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 29, 1999: $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 29, 1999: 9,189,626 shares of Common Stock, $2.50 par value. (All shares are owned by Questar
Regulated Services Company.)

     Registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

                         TABLE OF CONTENTS


Heading                                                      Page

                              PART I

Items 1.
and 2.    BUSINESS AND PROPERTIES
             General
             Gas Distribution
             Gas Supply
             Competition, Growth and Unbundling
             Regulation
             Relationships with Affiliates
             Employees
             Environmental Matters
             Research and Development

Item 3.   LEGAL PROCEEDINGS

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS

                              PART II

Item 5.   MARKET FOR REGISTRANT'S EQUITY
          AND RELATED STOCKHOLDER MATTERS

Item 6.   OMITTED

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATION

Item 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA

Item 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

                             PART III

Items     OMITTED
10-13

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

SIGNATURES


                             FORM 10-K
                        ANNUAL REPORT, 1998

                              PART I

ITEMS 1. and 2.  BUSINESS AND PROPERTIES

General

     Questar Gas Company (the "Company" or "Questar Gas") distributes natural gas to more than 663,000 sales and transportation customers in Utah, southwestern Wyoming, and a small section in southeastern Idaho. It is part of the Regulated Services segment within Questar Corporation ("Questar"), which is a publicly-owned integrated provider of energy services.

     The Company, through a predecessor, began distributing natural gas in 1929 when a pipeline was built to transport natural gas from southwestern Wyoming to Salt Lake City, Utah. Between 1929 and the present time, Questar Gas gradually expanded the boundaries of its distribution system to include over 90 percent of Utah's population and to capture a market share of over 90 percent for furnaces and water heaters within its service area.

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

Gas Distribution

     As of December 31, 1998, Questar Gas was serving 663,392 residential, commercial, and industrial customers, a 3.4 percent increase from the 641,696 customers served as of the end of 1997. (Customers are defined in terms of active meters.) The Company distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Over 96 percent of the Company's customers are in Utah. Questar Gas serves the communities of Rock Springs, Green River, and Evanston in southwestern Wyoming and the community of Preston in southeastern Idaho. Questar Gas has been granted the necessary regulatory approvals by the Public Service Commission of Utah ("PSCU"), the Public Service Commission of Wyoming ("PSCW"), and the Public Utilities Commission of Idaho ("PUCI") to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

     Questar Gas added 21,696 customers in 1998, which was the fifth consecutive year in which the Company added at least 20,000 customers. Most of the customer growth was attributable to new housing, although the Company continues to add customers in its traditional and new service areas that are converting to natural gas. During 1998, Questar Gas extended service to several small communities in rural Utah, e.g., Panguitch, Joseph, Oak City. The population of the Company's service area in Utah continues to grow faster than the national average. Questar Gas expects to add 18,000-21,000 customers each year until at least 2002.


     The Company's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 decatherms ("Dth") per year) uses more than 75 percent of total gas requirements in the coldest six months of the year. (A Dth is an amount of heat energy equal to 10 therms or 1 million Btu. In the Company's system, each thousand cubic feet ("Mcf") of gas equals approximately 1.04 Dth.) The Company's revenue forecasts used to set rates are based on normal temperatures. Historically, revenues and resulting net income have been affected by temperature patterns that are below or above normal. As measured in degree days, temperatures in the Company's service area were 6 percent warmer than normal in 1998 which was the fifth consecutive year in which temperatures have been warmer than normal.

     The Company's sensitivity to weather and temperature conditions has been ameliorated by adopting a weather normalization mechanism for its general service customers in Utah and Wyoming. The mechanism, which was in effect for all of 1998, adjusts the non-gas cost portion of a customer's monthly bill as the actual degree days in the billing cycle are warmer or colder than normal. This mechanism reduces the sometimes dramatic fluctuations in any given customer's monthly bill from year to year.

     During 1998, Questar Gas sold 83.2 million decatherms ("MMDth") of natural gas to residential and commercial customers, compared to
85.7 MMDth in 1997. General service sales to residential and commercial customers were responsible for over 89 percent of the Company's total revenues in 1998.

     Questar Gas has designed its distribution system and annual gas supply plan to handle design-day demand requirements. The Company periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 1998-99 heating season, the Company used a design-day demand of 977,251 Dth for firm customers. Questar Gas is also obligated to have pipeline capacity, but not gas supply, for firm transportation customers. The Company's management believes that the distribution system is adequate to meet the demands of its firm customers.

     The Company's total industrial deliveries, including both sales and transportation, increased during 1998, from 60.8 MMDth in 1997 to
65.1 MMDth in 1998, reflecting Utah's economic strength.

     The majority of interruptible sales service customers pay rates based on the Company's weighted average cost of purchased gas, which is periodically lower for some customers than the cost of purchasing volumes directly from producers and paying transportation rates. Questar Gas also has an interruptible sales rate utilizing a dedicated gas portfolio.

     The Company's tariff permits industrial customers to make annual elections for interruptible sales or transportation service. Questar Gas has been providing transportation service since 1986. The Company's largest transportation customers, as measured by revenue contributions in 1998, are the Geneva Steel plant in Orem, Utah; the Kennecott copper processing operations, located in Salt Lake County; and the mineral extraction operations of Magnesium Corporation of America in Tooele County west of Salt Lake.

     Questar Gas owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 19,976 miles of street mains, service lines, and interconnecting pipelines. The Company has consolidated many of its activities in its operations center, warehouse and garage located in Salt Lake City, Utah. Questar Gas continues to own field offices and service center facilities in other parts of its service area. It has fee title to the properties on which its operation and service centers are constructed. The mains and service lines are constructed pursuant to franchise agreements or rights-of-way.

Gas Supply

     Questar Gas owns natural gas producing properties in Wyoming, Utah and Colorado that are operated by Wexpro Company ("Wexpro") and uses the gas produced from these properties for part of its base-load demand. The Company's investment in these properties is included in its utility rate base. Questar Gas has regulatory approval to reserve "cost-of-service" gas for firm sales customers. During 1998, approximately 45 percent of the Company's firm sales requirement was satisfied with cost-of-service gas produced from over 660 wells in more than 30 fields. (As defined, cost-of-service gas includes related royalty gas.) The volumes produced from such properties are transported for the Company by Questar Pipeline Company ("Questar Pipeline"). See "Relationships with Affiliates." During 1998, 42.7 MMDth of gas were delivered from such properties, compared to 44.0 MMDth in 1997.

     The Company estimates that it had reserves of 339.8 billion cubic feet ("Bcf") of natural gas as of year-end 1998 compared to 336.9 Bcf as of year-end 1997. (These reserve numbers do not include gas attributed to royalty interest owners. Reserve numbers are typically reported in volumetric units, such as Bcf, that don't reflect heating values.) The increased reserves were attributable to revisions and extensions as a result of Wexpro's drilling activities, which more than offset the production associated with such properties. The average wellhead cost associated with gas volumes produced from the Company's cost-of-service reserves was $1.54 per Dth in 1998, which is below the average cost of purchased volumes.

     Some of the wells on the Company's producing properties qualify for special tax credits, commonly referred to as "Section 29" or "tight sands" tax credits. During 1998, Questar Gas, as the party with the economic interest in the gas produced from such wells, claimed $2.2 million in Section 29 tax credits. To qualify for the special tax credits, production must flow from wells that meet specified tight sands criteria and that commenced drilling prior to January 1, 1993. Only gas volumes produced prior to January 1, 2003, are eligible for the special tax credit.

     Questar Gas stores up to 13.3 Bcf of gas at Clay Basin, a base-load storage facility owned and operated by Questar Pipeline. Gas is injected into the Clay Basin storage reservoir during the summer and withdrawn during the heating season.

     The Company has been directly responsible for all of its gas acquisition activities since September 1, 1993. Questar Gas has a balanced and diversified portfolio of 42 gas supply contracts with a variety of suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. It also purchases gas on the spot market, primarily during the heating season. The Company's gas purchase contracts have market-based provisions and are either of short-duration or renewable on an annual basis upon agreement of the parties. Questar Gas's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In the last semi-annual purchased gas cost filing, the Company estimated that its 1999 average wellhead cost of field-purchased gas would be $1.92 per Dth. Although Questar Gas has contracts with take-or-pay provisions, it currently has no material take-or-pay liabilities.

     The Company is concerned about the reduction of heating content in its gas supply and has extensively reviewed several alternatives to deal with the problem. This reduction of heat content is caused by the presence of carbon dioxide in gas volumes extracted from coal seams and by the fact that processing plants strip off liquids from gas supplies. Appliances in Questar Gas's service area have historically been set to burn gas at a certain Btu level and may require adjustment for proper combustion of lower Btu gas. The Company, during 1998, changed its recommended setpoint for appliances. This revised setpoint is used by customers and contractors to adjust appliances when they are installed or serviced.

     The Company has contracted with Questar Transportation Services Company, a new subsidiary of Questar Pipeline, to construct and operate a processing plant to strip carbon dioxide from gas volumes extracted from coal seam gas. This plant will be finished during the summer of 1999. (See "Regulation" for a discussion of regulatory proceedings involving the plant.)

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

     The Company continues to focus marketing efforts to develop incremental load in existing homes and new construction. Most households in its service area already use natural gas for space heating and water heating. Virtually 100 percent of the new homes constructed in its service area have natural gas lines and use natural gas for space heating and water heating. The Company's market share for other secondary appliances, e.g., ranges and dryers, has historically been less than 30 percent, which is significantly lower than its over 90 percent market share for furnaces and water heaters.

     Questar Gas believes that it must maintain a competitive price advantage in order to retain its residential and commercial customers and to build incremental load by convincing current customers to convert additional secondary appliances to natural gas. During the 1997-98 winter heating season, the Company's net income was affected by the impact of charging higher rates for natural gas. When natural gas rates increased as a result of higher gas costs and a special surcharge, customers adjusted their usage patterns. On a temperature-adjusted basis, per-customer usage declined for the first time in several years, but stabilized later in 1998, as natural gas rates were adjusted.

     Questar Gas reduced its rates effective January 1, 1999, to reflect changes in natural gas costs and to eliminate the special surcharge. The typical residential customer in Utah would have an annual bill of $552.79, using rates in effect as of January 1, 1999, compared to an annual bill of $594.53 using rates in effect as of the same date in the prior year.

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

     No other distributor markets natural gas sales service in direct competition with the Company in its service area, but marketing firms are arranging direct purchase contracts between large users in the Company's service area and producers. These customers have not bypassed Questar Gas, but can take advantage of the open-access status of either the pipeline systems owned by Questar Pipeline or Kern River Gas Transmission Company ("Kern River"). The Company's sales rates are competitive when compared to other energy sources, but are periodically higher than the delivered price of spot-market gas volumes transported through its system to large customers.

     The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of the Company's service area and can provide an alternative delivery source to transportation customers. As of the date of this report, Questar Gas has lost no industrial load as a result of the Kern River line. The existence of the Kern River pipeline, however, coupled with the open-access status of Questar Pipeline's transmission system, has changed the nature of market conditions for the Company. Large industrial customers in Utah's Wasatch Front area could acquire taps on Kern River's system or direct taps on Questar Pipeline's system. The Company has a tap on the Kern River line in Salt Lake County that enables it to obtain delivery of additional peak-day supplies to meet increasing demand. The existence and location of the Kern River pipeline system also made it possible for the Company to extend service into new areas in rural Utah and to develop a second source of supply for its central and southern Utah system.

     Questar Gas and all local distribution companies are faced with the challenges and opportunities posed by the unbundling and restructuring of traditional utility services. As a local distribution company, the Company owns and controls the lines through which gas is delivered, supplies natural gas to residential customers, measures the consumption of gas used by its customers, and bills for consumption and related services. The services provided by Questar Gas are packaged and priced as a "bundle." Most "unbundling" discussions focus on commodity unbundling for residential and commercial customers to separate the commodity supply from the transportation service. (Industrial customers have enjoyed the benefit of this supplier choice on the Company's system since 1986.) (See "Regulation" for a discussion of the Company's program to offer supplier choice to its Wyoming general service customers.)

     Questar Gas has been reviewing the opportunities associated with unbundling. The Company believes that it is well-positioned to succeed in a competitive environment. Questar Gas is an efficient natural gas company, a statement that is supported by such statistics as increasing the number of customers served per employee from 475 in 1997 to 537 in 1998. (The numbers include a proportionate share of employees in the Company's parent.) Questar Gas intends to maintain its competitive position within its own service area and to take advantage of opportunities in new markets.

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

     The Company offers its Wyoming customers a "supplier choice" program, which was approved by the PSCW in 1998. Under this program, general service customers have the option of selecting a different supplier of gas while purchasing transportation and associated services from Questar Gas. During the program's initial open season, which was conducted in the spring of 1998, no other supplier offered to provide service under the program. Questar Gas expects to continue offering the program to its Wyoming customers and hopes that it will provide valuable information about customer preferences.

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

     Questar Gas has consistently endeavored to balance the costs of adding more than 20,000 customers each year with the cost savings associated with reducing its labor costs and consolidating activities and utilizing new technology. The Company currently does not expect to file a general rate case application with the PSCU or the PSCW in 1999. It is currently authorized to earn a return on rate base of
10.4 percent in Wyoming and 10.22 to 10.34 percent in Utah.

     Both the PSCU and the PSCW have authorized the Company to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes at least as frequently as semi-annually. Questar Gas received regulatory approval from the PSCU and the PSCW to decrease its rates effective January 1, 1999. The Company's new rates for Utah customers reflect a gas-cost component of $2.78 per Dth, compared to $3.20 per Dth for the prior period; new rates for Wyoming customers reflect a gas-cost component of $2.63 per Dth compared to $2.88 per Dth. (The gas-cost component includes transportation and storage costs.)

     The PSCU, by an order dated December 31, 1998, settled claims raised by the Division of Public Utilities ("Division"), a Utah state agency, concerning the rates paid by Questar Gas for gathering services rendered by Questar Gas Management Company ("QGM"), an affiliate. The Division claimed that a reduction in gathering rates that was effective September 1, 1997, should be extended retroactively to March of 1996, when Questar Pipeline transferred the gathering assets to QGM. After presiding at public hearings and receiving legal briefs, the PSCU ruled against the Division's claims, which involved approximately $7.8 million in potential refunds.

     Responsibility for gas acquisition activities involves inherent risks of regulatory scrutiny. In the past, the Company has been involved in regulatory proceedings in which the prudence of its gas supply activities has been challenged, but has successfully defended its activities and has not incurred any significant disallowance of gas costs.

     Questar Gas has filed an application with the PSCU to recover the costs associated with the new carbon dioxide processing plant that is being built to deal with the low Btu problem in coal seam gas. The Company proposed that the costs be handled as gas costs eligible for pass-through treatment. Some parties in the proceedings are reviewing the Company's conclusion that the plant is the best and cheapest alternative to address the Btu problem and the Company's proposal for pass-through treatment of costs. Hearings in conjunction with the application will be held during April of 1999.

     The PSCU recently determined that it had jurisdiction to determine whether Questar Gas should be required to sell gas to a municipality in southern Utah for resale to residents of the community. The PSCU, however, has not determined whether "public interest" supports the municipality's request for such service. Hearings on the public interest issue will begin in late August 1999. Questar Gas does not believe that it can be required to offer such service. At the Company's request, the PSCU preserved the Company's right to request a rehearing on the jurisdictional issue upon the conclusion of the public-interest proceedings.

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

     The Company has significant relationships with its affiliates. The PSCU and PSCW have jurisdiction to examine these relationships and the costs paid by the Company for services rendered by or goods purchased from its affiliates. A 1981 settlement agreement involving cost-of-service gas and defining certain contractual obligations between the Company and Wexpro continued to be monitored by the Division and its agents.

     The PSCU has requested comments on a proposed rule submitted for its consideration that imposes conditions on the ability of Questar Gas and its affiliates to enter "unregulated markets" in competition with other vendors. The Company intends to be an active participant in any rule-making proceedings convened by the PSCU.

     The PSCU and PSCW have adopted regulations or issued orders that affect the Company's business practices in such areas as main extensions, credit and collection activities, and termination of service standards.

Relationships with Affiliates

     The Company has significant business relationships with affiliated companies. The following diagram shows the corporate structure of the Company and its primary affiliates:


Questar Corporation
      Questar InfoComm, Inc.
      Questar Market Resources, Inc.
            Wexpro Company
            Questar Exploration and Production Company
            Celsius Energy Company
            Questar Energy Trading Company
            Questar Gas Management Company
      Questar Regulated Services Company
            Questar Pipeline Company
            Questar Gas Company
            Questar Energy Services, Inc.


     The Company's relationships with its primary affiliates are described below.

     Questar Regulated Services Company. The Company's direct parent, Questar Regulated Services Company ("QRS"), is a subholding company that was created to link Questar Gas and Questar Pipeline. The same group of officers manages all entities within the group. QRS provides various services, administrative, accounting, engineering, regulatory, legal, for all entities within it.

     The creation of the Regulated Services group allowed its members to lower administrative costs and allowed the group to offer an early retirement program effective July 31, 1998. The program, which was accepted by 178 employees, resulted in reduced labor and overhead costs for 1998.

     Questar Pipeline Company. Questar Pipeline owns a two-pronged transmission system running from southwestern Wyoming and western
Colorado into the Company's Utah service area. Questar Gas has reserved about 800,000 Dth per day or 74 percent of Questar Pipeline's total transmission capacity.

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

     During 1998, Questar Pipeline transported 107.5 MMDth of gas for Questar Gas, compared to 110.3 MMDth in 1997. Under Questar Pipeline's "straight fixed-variable" rate schedules, Questar Gas is obligated to pay demand charges for firm capacity, regardless of the volumes actually transported. The Company, in 1998, paid approximately $50.7 million in demand charges to Questar Pipeline for firm transportation capacity and "no notice" transportation. The Company's transportation agreement with Questar Pipeline expires on June 30, 1999, but the parties have recently decided to extend the agreement for three years.

     Questar Gas purchases storage capacity at Clay Basin, a large base-load storage facility operated by Questar Pipeline, and also has peaking storage capacity at three additional storage reservoirs owned by Questar Pipeline. The Company paid Questar Pipeline $14 million in demand charges during 1998 in connection with storage services.

     Questar Energy Services, Inc. Effective January 1, 1999, Questar Energy Services, Inc. ("QES") was transferred from Questar's Market Resources unit to the Regulated Services unit. When it was part of the Market Resources unit, QES assumed the responsibility for an appliance financing program that had originally been initiated by Questar Gas. The Company also allows QES to advertise its products with bills sent to customers as part of its general advertising campaign and to invoice its customers on utility bills.

     QES is currently revising its business plan, but expects to continue a close relationship with Questar Gas.

     Questar Gas Management Company. On March 1, 1996, Questar Pipeline's gathering facilities were transferred to QGM, which subsequently was moved to the Market Resources segment of Questar. During 1998, QGM gathered 29.9 MMDth of natural gas for Questar Gas, compared to 28.5 MMDth in 1997. During 1998, the Company paid $5 million for demand charges in conjunction with gathering services. Under the terms of the gathering agreement between the parties, QGM will gather gas volumes produced from cost-of-service properties for the life of such properties and charge cost-of-service rates.

     Wexpro Company. Wexpro, another company within Questar's Market Resources segment, operates certain properties owned by Questar Gas. Under the terms of a 1981 settlement agreement, which was approved by the PSCU and PSCW and upheld by the Utah Supreme Court, the Company owns gas produced from specified properties that were productive as of August 1, 1981 (the effective date of the settlement agreement). Such gas is reflected in rates at cost-of-service prices based on rates of return established by the settlement agreement. In addition, Wexpro conducts development gas drilling for Questar Gas on specified properties and is reimbursed for its costs plus a current rate of return of 21.70 percent (adjusted annually using a specified formula) on its net investment in such properties, adjusted for working capital and deferred taxes, if the wells are successful. Under the terms of the settlement agreement, the costs of unsuccessful wells are borne by Wexpro. The settlement agreement also permits Questar Gas to share income from hydrocarbon liquids produced from certain properties operated by Wexpro after Wexpro recovers its expenses and a specified rate of return. The income received by Questar Gas from Wexpro is used to reduce natural gas costs reflected in the Company's rates.

     Other Affiliates. Other significant affiliates of Questar Gas include Questar InfoComm and Questar Energy Trading Company ("Questar Energy Trading"). Questar InfoComm provides data processing and telecommunication services for the Company and other affiliates. It owns and operates a network of microwave facilities, all of which are located in the Company's service area or near Questar Pipeline's transmission system. Services are priced to recover operating expenses and a return on investment. Questar InfoComm personnel are assisting Questar Gas with the maintenance of existing systems and the necessary testing and certification of such systems for Year 2000.

     Questar Energy Trading conducts energy marketing activities. It combines gas volumes purchased from third parties and equity producers (production from affiliates) to build a flexible and reliable portfolio. The Company purchases some natural gas volumes from Questar Energy Trading, including gas volumes originally produced by Celsius Energy Company ("Celsius").

     In addition to QGM and Wexpro, the Market Resources segment of Questar includes Questar Exploration and Production Company (formerly Universal Resources Corporation) and Celsius. Both of these companies are owned by Questar Market Resources, Inc., but do not have significant business relationships with Questar Gas.

     Questar, the Company's ultimate parent, provides certain administrative services, e.g., public and government relations, financial, and audit, to the Company and other members of the consolidated group. Questar also sponsors the qualified and welfare benefit plans in which the Company's employees participate. Questar Gas is responsible for a proportionate share of the costs associated with these services and benefit plans.

Employees

     As of December 31, 1998, the Company had 946 employees, compared to 1,037 at year-end 1997. The decrease reflects the early retirement program offered to employees with Regulated Services during 1998. Regulated Services, the Company's parent, has 434 employees who perform specified services, e.g., administrative, legal, accounting, budget, regulatory affairs, for Questar Gas, Questar Pipeline and QES. The Company's employees are nonunion employees who are not represented under collective bargaining agreements. Employee relations are generally deemed to be satisfactory.

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

ITEM 3.  LEGAL PROCEEDINGS

     There are various legal proceedings pending that involve the Company and its affiliates. While it is not feasible to predict or determine the outcomes of these proceedings, the Company's management believes that the outcomes will not have a material adverse effect on the Company's financial position.

     As a result of acquiring Questar Pipeline's gas purchase contracts, the Company is responsible for any judgment rendered against Questar Pipeline in a lawsuit that was tried before a Wyoming federal district court jury in late 1994. The jury awarded several million dollars to the producer from which Questar Pipeline purchased gas, but the trial judge, in June of 1998, entered a judgment that overturned most provisions of the jury verdict. The producer filed an appeal from the trial court's decision with the United States Court of Appeals for the Tenth Circuit, where briefs have been filed.

     The plaintiff producer filed another case against the Company and its affiliates in 1997. It includes claims of fraud and antitrust violation in addition to the same claims heard in the first case for a subsequent period of time. The case, which was also filed in Wyoming's federal district court, has been stayed pending the outcome of the appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its stockholders during the last quarter of 1998.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Natural Gas Distribution - Questar Gas conducts natural gas distribution operations. Following is a summary of financial results and operating information:

                                                Year Ended December 31,
                                              1998        1997        1996
                                                 (Dollars In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales           $425,452    $399,174    $328,785
  Industrial sales                             29,555      24,459      18,357
  Industrial transportation                     6,480       6,491       5,898
  Other                                        15,336      18,099      18,888
        Total revenues                        476,823     448,223     371,928
  Natural gas purchases                       281,004     248,933     182,400
      Revenues less natural gas purchases     195,819     199,290     189,528

Operating expenses
  Operating and maintenance                    96,923     101,719      97,110
  Depreciation and amortization                33,261      31,160      28,309
  Other taxes                                   8,185       8,174       8,071
        Total expenses                        138,369     141,053     133,490
          Operating income                    $57,450     $58,237     $56,038

OPERATING STATISTICS
Natural gas volumes (in Mdth)
  Residential and commercial sales             83,231      85,747      80,844
  Industrial deliveries
    Sales                                       9,681       9,523       8,584
    Transportation                             55,461      51,313      49,499
      Total industrial                         65,142      60,836      58,083
        Total deliveries                      148,373     146,583     138,927

Natural gas revenue (per dth)
  Residential and commercial                    $5.11       $4.66       $4.07
  Industrial sales                               3.05        2.57        2.14
  Transportation for industrial customers        0.12        0.13        0.12

System natural gas cost (per dth)               $2.57       $2.62       $2.44

Heating degree days (normal 5,801)              5,462       5,465       5,307
  Warmer than normal                                6%          6%          9%

Number of customers at December 31,
   Residential and commercial                 662,084     640,496     617,241
   Industrial                                   1,308       1,200         990
                                              663,392     641,696     618,231

Revenues, less natural gas purchases, decreased $3,471,000 in 1998 when compared with 1997 as a result of lower usage per customer in 1998 and switching between rate classifications. These downward pressures were partially offset by increased sales due to the addition of new customers. Revenues, net of gas costs, increased $9,762,000 in 1997 when compared with 1996 primarily from higher heating demand caused by colder temperatures and customer additions.

Usage of gas per retail customer fell during the first half of 1998 after increasing in the first half of 1997. This reduced usage appears to have been a reaction to rising gas costs included in rates during the latter part of 1997 and first part of 1998. Usage per customer had stabilized by the end of 1998, coinciding with lower gas costs. A rate surcharge, associated with constructing a distribution pipeline into southern Utah and in effect for the past 10 years, began phasing out in September of 1997. Also, some general-service customers, who met higher load-factor standards in 1998, shifted to firm commercial rates that have a lower margin.

Questar Gas added 21,696 customers in 1998 and 23,465 customers in 1997, representing increases of 3.4% and 3.8%, respectively. Customer additions in 1999 are expected to reach 20,000 to 21,000.

Temperatures were warmer than normal for the three years presented. The revenue impact of this warmer-than-normal temperature trend was mitigated as a result of a weather-normalization adjustment, which was part of a 1995 rate settlement. Virtually all of Questar Gas' residential and commercial volumes were covered under the weather-normalization adjustment in 1998 and 1997 compared with about 50% in 1996.

Gas deliveries to industrial customers increased 7% in 1998 and 5% in 1997 compared with the prior year. The increases were due to the effects of a strong regional economy, which produces expansion of operations and addition of industrial customers. Margins from gas delivered to industrial customers, either for gas sold or transported, are substantially lower than from gas delivered to residential and commercial customers.

Questar Gas' natural gas purchases increased in 1998 and 1997, resulting in a rising natural gas-cost component allowed in rates. The gas-cost component in Utah rates was also increased in 1998 and 1997 in an effort to recover sharply increased natural gas-purchase costs incurred during the 1996-1997 heating season. By the end of 1998, those costs had been substantially recovered. The balance in the purchased gas cost account had decreased from $37.3 million at December 31, 1997 to $2.1 million at December 31, 1998. In response to requests by Questar Gas, regulatory agencies approved on an interim basis decreases in gas costs charged to customers. The winter residential and small commercial customer gas-cost component for Utah decreased from $3.20 per dth to $2.78 beginning in January 1999 and from $2.88 to $2.63 per dth in Wyoming.

Questar Gas' operating and maintenance expenses decreased by 5% in 1998 compared with 1997 as a result of lower labor costs and capitalizing costs associated with installing new computer systems. Labor costs were $2 million lower in 1998 due to a reduction in the number of employees following an early retirement program offered to employees of Regulated Services. Operating and maintenance expenses increased 5% in 1997 due primarily to the costs of serving an expanding customer base, higher labor costs and modernization of key computer systems. In 1997, Questar Gas and Questar Pipeline combined functions common to gas-distribution and gas-transmission operations in order to eliminate duplications.

Depreciation expense was higher in 1998 compared with 1997 primarily as a result of increased investment in property, plant and equipment. Interest expense was higher in 1998 due primarily to an issuance of $50 million of medium-term notes with an average interest rate of 6.88 % in the third and fourth quarters of 1997.

The effective income tax rate was 33.5% in 1998, 31.7% in 1997 and 1996. The effective income tax rate was below the combined federal and state statutory rate of about 38% primarily due to income tax credits received from production of gas from certain properties. These credits amounted to $2,217,000 in 1998, $2,686,000 in 1997 and $3,246,000 in 1996.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities increased in 1998 compared to 1997 due primarily to the collection of purchased-gas costs and accounts receivable from natural gas distribution customers and the timing of payments of accounts payable associated with construction.

Investing Activities

Following is a summary of capital expenditures for 1998 and 1997, and a forecast of 1999 expenditures.

                                              1999
                                           Estimated      1998        1997
                                                      (In Thousands)
New-customer service                          $35,100     $35,106     $30,794
Distribution system                            11,200      15,338      10,507
Buildings                                         600         396       5,388
Computer software and hardware                  3,700      14,859       9,083
General                                         9,400      10,629       9,603
                                              $60,000     $76,328     $65,375

Expansion of the distribution system in response to the rapid growth in the number of customers was the focus of capital spending. The distribution system was extended by 720 miles of main, feeder and service lines.

Financing Activities

Questar Gas used net cash provided from operating activities to fund 1998 capital expenditures and dividend payments. Questar Gas borrowed $50 million of medium-term notes and increased short-term debt by $23.8 million in 1997. Forecasted 1999 capital expenditures of $60 million are expected to be financed with net cash provided from operations and borrowings from Questar.

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $96.7 million at December 31, 1998 with an interest rate of 5.71% and $100 million at December 31, 1997 with an interest rate of 6.02%.

Questar Gas' capital structure at December 31, 1998 was composed of 50% long-term debt and 50% common equity. Moody's and Standard and Poor's have rated the Company's long-term debt A1 and A+, respectively.

Year 2000

Introduction

     Questar Gas is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 ("Y2K").

     In a coordinated effort with its parent Questar Corporation's Y2K project team, the basic approach is to provide company-wide management and coordination combined with distributed compliance responsibility at the various business units. The Y2K team is responsible for fostering awareness; establishing company-wide strategy; coordinating Questar Gas action items and information; and providing periodic internal status reports. The effort is designed to be consistent with the Questar Corporation's Y2K project and the prudent efforts of publicly traded companies of similar size, business, and complexity.

     Questar InfoComm, Inc. (an affiliate which provides information technology services) is responsible for Y2K compatibility of all communications systems; networks (LANs and WANs); corporate-wide applications and operating systems; mainframe resident commercial off-the-shelf products; and for developing, implementing and coordinating testing procedures.

General

     The Y2K team operates under a written plan (the "Plan") addressing infrastructure, applications software (infrastructure and applications software are sometimes collectively referred to as "IT systems"), outside suppliers and customers, and process control and instrumentation containing embedded chips (non-IT systems). The Company's in-house programmers and systems analysts (including those of Questar InfoComm, Inc.) are primarily responsible for the conversion and testing of certain non-compliant application software code. In addition, the services of outside consultants and programmers were engaged to assist with project management and completion of coding for certain software programs. The general phases common to all business units are:

     (1) Inventory
     (2) Prioritization
     (3) Project start-up
     (4) Assessment
     (5) Remediation
     (6) Testing; and
     (7) Project closeout.

Implementation of the Plan is generally proceeding on schedule.

Status

Inventory and Assessment. The inventory and assignment of priority for each business unit were essentially completed in September 1998. Throughout the ongoing Y2K project, these inventory listings continue to be monitored. Material items were defined as those the Company believed to involve a risk to the safety of individuals; or which may cause damage to property or the environment; or which may affect the Company's ability to provide gas production, transportation, or delivery.

Projects Planning. Based on the inventory and determined priorities, more than 45 individual items have been combined into 4 projects. Project managers have been assigned, standard project documentation has been established, training sessions are being held with the various project managers, and standard management reporting forms have been devised and are being utilized. All of the foregoing activities comprise what has been defined as "project start-up."

Applications Software. The applications software section of the Plan addresses both the conversion of applications software that is not Y2K compliant and the replacement of such software. The testing phase of this section is scheduled for completion by the third quarter of 1999. The testing phase is conducted as the software is remediated or replaced. Currently there are 4 projects identified in this section:
0 in start-up, 2 in assessment, 0 in remediation, 1 in testing, and 1 completed and deemed to be Y2K ready. Contingency planning for this section began in the third quarter of 1998 and will be completed by mid-1999.

Non-IT Equipment. Inventory and assessment phases are in progress for non-IT systems. This section of the Plan is considered to be one project and addresses hardware, software and associated embedded computer chips used in the operation of all facilities operated by the Company. This section presents unique problems in that it is often difficult to determine whether embedded chips have a date function that present a Y2K problem. It is also difficult to take certain critical systems, such as compressors and pipeline valves, off-line for testing. Because of this, the Company has engaged the services of a consultant, Stone & Webster, to help with this effort. The Company believes the replacement, repair and testing of non-IT systems equipment is on schedule to be completed by third quarter 1999. As of December 31, 1998, the embedded chip project is active and in the assessment phase. Contingency planning for this section began in the third quarter of 1998 and will be completed by year end 1999.

Testing. The testing phases of the Plan are underway. The Company has developed a testing procedure and guidelines to help system users and project managers develop their specific test plans and to ensure consistency in testing. The Company has assembled a test facility which duplicates, in essential details, the production environment. The test facility is in operation. Critical systems already tested and determined to be Y2K ready include the SCADA gas control system and the company's internal telephone system (including switches) which connects to the local access provider. Other critical systems currently in the test facility include customer information systems
(CIS) and gas measurement. Responsible project managers and system users continue to develop their test plans and schedule testing in the facility.

Critical Third Parties. The outside vendors and customers section of the Plan includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing their Y2K problems. The various business units have formed Project teams which have begun the detailed evaluation of the most critical third parties and to elicit required information. The process of evaluating these external agents commenced in the third quarter of 1998 and first contacts with vendors have been made. This process is scheduled for completion by mid-1999, with follow-up reviews scheduled through the remainder of 1999. This procedure will include the development of contingency plans, scheduled for the second quarter of 1999, with completion by late 1999. The Company estimates that this section was on schedule at December 31, 1998.

Costs

     The total cost associated with efforts to become Y2K compliant is not expected to be material to the Company's financial position. The current expense estimate of the Y2K project is $2.3 million. The expense estimate is expected to change as the project progresses. Funds for the project are included in existing operating budgets.

Risks

     Failure to correct a material Y2K problem could result in an interruption, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem - resulting in part from the uncertainty of the Y2K readiness of outside suppliers and customers and the embedded chip problems - the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K project has reduced and is expected to continue to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its material outside vendors and customers. The Company believes that the possibility of significant interruptions of normal operations is not significant.

Forward-Looking Statements

     This annual report contains some forward looking statements about future operations and expectations of Questar Gas. Management believes they are reasonable representations of Questar Gas's expected performance at this time. Actual results may vary from management's stated expectations and projections.

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

  3.9.* Bylaws (as amended effective August 11, 1992).  (Exhibit No.
        3.8. to Form 10-K Annual Report for 1992.)

  4.*1 Indenture dated as of May 1, 1992, between the Company and Citibank, as trustee, for the Company's Debt Securities.
        (Exhibit No. 4. to Form 10-Q Report for Quarter Ended June 30,
        1992.)

  10.1.*2Stipulations and Agreement, dated October 14, 1981, executed by Mountain Fuel Supply Company; Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Form 10-K Annual Report for 1981.)

  10.2.*3Annual Management Incentive Plan adopted by Questar Gas
        Company, Questar Pipeline Company, and Questar Regulated Services Company as amended and restated effective May 19, 1998. (Exhibit No. 10.1. to Form 10-Q Report for Quarter Ended June 30, 1998.)

  10.3.*2,3Mountain Fuel Supply Company Window Period Supplemental
        Executive Retirement Plan effective January 24, 1991.
        (Exhibit No. 10.9. to Form 10-K Annual Report for 1990.)

  10.4.*2,3Questar Gas Company Deferred Compensation Plan for
        Directors as amended and restated effective May 19, 1998.
        (Exhibit No. 10.2. to Form 10-Q Report for Quarter Ended June
        30, 1998.)

  10.5.*2Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Pipeline Company effective September 1, 1993. (This agreement has been transferred to Questar Gas Management Company.) (Exhibit No. 10.11. to Form 10-K Annual Report for 1994.)

  10.6.*2Amendment to Gas Gathering Agreement between Mountain Fuel
        Supply Company and Questar Gas Management Company effective September 1, 1997.

  24.   Power of Attorney.

  27.   Financial Data Schedule.
_______________________

    *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

    1First Security Bank, N.A. serves as the successor trustee.

    2This document has not been formally amended to refer to the Company's current name.

    3Exhibit so marked is a management contract or compensation plan or arrangement.

    (b) Questar Gas Company did not file a Current Report on Form 8-K during the last quarter of 1998.


                    ANNUAL REPORT ON FORM 10-K

              ITEM 8, ITEM 14(a) (1) and (2), and (d)

                   LIST OF FINANCIAL STATEMENTS

            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   YEAR ENDED DECEMBER 31, 1998

                        QUESTAR GAS COMPANY

                       SALT LAKE CITY, UTAH


FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR GAS COMPANY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following financial statements of Questar Gas Company are included in Item 8:

     Statements of income -- Years ended December 31, 1998, 1997 and
     1996

     Balance sheets -- December 31, 1998 and 1997

     Statements of common shareholder's equity -- Years ended December 31, 1998, 1997 and 1995

     Statements of cash flows -- Years ended December 31, 1998, 1997 and 1996

     Notes to financial statements

Financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.


                  Report of Independent Auditors


Board of Directors
Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 1998 and 1997, and the related statements of income and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP
Salt Lake City, Utah
February 8, 1999


QUESTAR GAS COMPANY
STATEMENTS OF INCOME

                                                 Year Ended December 31,
                                              1998        1997        1996
                                                     (In Thousands)
REVENUES
  From unaffiliated customers                 475,754     445,684     368,905
  From affiliated companies                     1,069       2,539       3,023
                                              476,823     448,223     371,928

OPERATING EXPENSES
  Natural gas purchases
    From affiliated companies                 142,699     137,062     128,919
    From unaffiliated parties                 138,305     111,871      53,481
      Total natural gas purchases             281,004     248,933     182,400
  Operating and maintenance                    96,923     101,719      97,110
  Depreciation and amortization                33,261      31,160      28,309
  Other taxes                                   8,185       8,174       8,071

    TOTAL OPERATING EXPENSES                  419,373     389,986     315,890

    OPERATING INCOME                           57,450      58,237      56,038

INTEREST AND OTHER INCOME                       3,566       3,388       3,033

DEBT EXPENSE                                  (19,792)    (19,119)    (16,637)

    INCOME BEFORE INCOME TAXES                 41,224      42,506      42,434

INCOME TAXES                                   13,816      13,492      13,446

    NET INCOME                                 27,408      29,014      28,988


See notes to financial statements.

QUESTAR GAS COMPANY
BALANCE SHEETS


ASSETS
                                                            December 31,
                                                          1998        1997
                                                           (In Thousands)
CURRENT ASSETS
  Cash and short-term investments                           3,326       6,747
  Accounts receivable                                      43,280      46,054
  Unbilled gas accounts receivable                         36,444      37,302
  Accounts receivable from affiliates                         788       3,131
  Inventories, at lower of average cost
   or market
    Gas stored underground                                 18,248      15,829
    Materials and supplies                                  4,048       4,518
      Total inventories                                    22,296      20,347
  Purchased-gas adjustments                                 2,067      37,251
  Prepaid expenses and deposits                             2,838       4,356
    TOTAL CURRENT ASSETS                                  111,039     155,188

PROPERTY, PLANT AND EQUIPMENT
  Distribution                                            685,710     641,226
  Production                                               97,870      97,870
  General                                                 115,117      98,974
  Construction in progress                                 49,583      44,866
                                                          948,280     882,936
  Less allowances for depreciation
   and amortization                                       382,657     354,761
    NET PROPERTY, PLANT AND EQUIPMENT                     565,623     528,175

OTHER ASSETS
  Income taxes recoverable from customers                   5,050       6,371
  Unamortized costs of reacquired debt                      8,609       9,102
  Other                                                    10,194       6,015
    TOTAL OTHER ASSETS                                     23,853      21,488

                                                          700,515     704,851

LIABILITIES AND SHAREHOLDER'S EQUITY

                                                            December 31,
                                                          1998        1997
                                                           (In Thousands)
CURRENT LIABILITIES
  Notes payable to Questar                                 96,700     100,000
  Accounts payable and accrued expenses
    Accounts and other payables                            41,756      36,924
    Accounts payable to affiliates                         17,240      14,599
    Federal income taxes                                    2,113       3,112
    Other taxes                                             5,612       5,304
    Interest                                                4,567       4,548
      Total accounts payable and
         accrued expenses                                  71,288      64,487
    TOTAL CURRENT LIABILITIES                             167,988     164,487

LONG-TERM DEBT                                            225,000     225,000

OTHER LIABILITIES
  Unbilled gas revenues                                                 5,180
  Other                                                       330         809
    TOTAL OTHER LIABILITIES                                   330       5,989

DEFERRED INVESTMENT TAX CREDITS                             6,011       6,392

DEFERRED INCOME TAXES                                      74,012      80,717

COMMITMENTS AND CONTINGENCIES - Note 5

COMMON SHAREHOLDER'S EQUITY
  Common stock - par value $2.50 per
     share; authorized
    50,000,000 shares; issued and
      outstanding 9,189,626 shares                         22,974      22,974
  Additional paid-in capital                               41,875      41,875
  Retained earnings                                       162,325     157,417
    TOTAL COMMON SHAREHOLDER'S EQUITY                     227,174     222,266

                                                          700,515     704,851


See notes to financial statements.

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

                                                      Additional
                                          Common      Paid-in     Retained
                                          Stock       Capital     Earnings
                                                      (In Thousands)
Balances at January 1, 1996                    22,974      41,875     143,796
  1996 net income                                                      28,988
  Payment of dividends
    Preferred stock                                                      (391)
    Common stock                                                      (21,000)
Balances at December 31, 1996                  22,974      41,875     151,393
  1997 net income                                                      29,014
  Payment of dividends
    Preferred stock                                                      (192)
    Common stock                                                      (22,750)
  Premium paid on retired preferred stock                                 (48)
Balances at December 31, 1997                  22,974      41,875     157,417
  1998 net income                                                      27,408
  Payment of dividends                                                (22,500)
Balances at December 31, 1998                  22,974      41,875     162,325


See notes to financial statements.

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                              1998        1997        1996
                                                    (In Thousand)
OPERATING ACTIVITIES
  Net income                                  $27,408     $29,014     $28,988
  Depreciation and amortization                35,772      33,739      31,214
  Deferred income taxes                        (6,705)      6,180      13,146
  Deferred investment tax credits                (381)       (382)       (383)
                                               56,094      68,551      72,965
  Changes in operating assets and
     liabilities
    Accounts receivable                         5,975     (24,425)      1,609
    Inventories                                (1,949)     (5,052)      5,620
    Prepaid expenses and deposits               1,518         155        (668)
    Accounts payable and accrued expenses       7,800      (5,183)      4,758
    Federal income taxes                         (999)      4,221       2,862
    Purchased-gas adjustments                  35,184     (13,041)    (33,392)
    Other                                      (8,024)     (3,722)     (3,258)
    NET CASH PROVIDED FROM
       OPERATING ACTIVITIES                    95,599      21,504      50,496

INVESTING ACTIVITIES
  Capital expenditures                        (76,328)    (65,375)    (51,657)
  Proceeds from disposition of property,
    plant and equipment                         3,108       2,761       2,990
     NET CASH USED IN INVESTING
       ACTIVITIES                             (73,220)    (62,614)    (48,667)

FINANCING ACTIVITIES
  Redemption of preferred stock                            (4,876)       (129)
  Issuance of long-term debt                               50,000
  Change in notes payable to Questar           (3,300)     23,800      20,100
  Payment of dividends                        (22,500)    (22,942)    (21,391)
    NET CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                    (25,800)     45,982      (1,420)
 Change in cash and short-term investments     (3,421)      4,872         409
Beginning cash and short-term investments       6,747       1,875       1,466
    ENDING CASH AND SHORT-TERM
       INVESTMENTS                              3,326       6,747       1,875


See notes to financial statements.

QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Questar Gas Company (the Company or Questar Gas), formerly Mountain Fuel Supply, is a wholly-owned subsidiary of Questar Regulated Services Company (Regulated Services). Regulated Services is a holding company and wholly-owned subsidiary of Questar Corporation (Questar). Regulated Services was organized in 1996 and provides administrative, accounting, engineering, legal and regulatory functions for its three subsidiaries, Questar Gas, Questar Pipeline Company (Questar Pipeline) and Questar Energy Service. Significant accounting policies are presented below.

Business and Regulation: Questar Gas distributes natural gas to residential, commercial and industrial customers. The Company is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming
(PSCW). While Questar Gas also serves a small area of southeastern Idaho, the Public Utilities Commission of Idaho has deferred to the PSCU for rate oversight of this area. These regulatory agencies establish rates for the sale and transportation of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service including a rate of return on investment.

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

Purchased-Gas Adjustments: Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and PSCW under which purchased-gas costs that are different from those provided for in the present rates are accumulated and recovered or credited through future rate changes.

Cash and Short-Term Investments: Short-term investments consist principally of repurchase agreements with maturities of three months or less.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. The provision for depreciation and amortization is based upon rates which will systematically charge the costs of assets over their estimated useful lives. The costs of natural gas distribution property, plant and equipment, excluding gas wells, are amortized using the straight-line method ranging from 3% to 33% per year and averaging 4.3% in 1998. The costs of gas wells were amortized using the units-of-production method at $.17 per Mcf of natural gas production in 1998.

Allowance for Funds Used During Construction: The Company capitalized the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities amounting to $797,000 in 1998, $261,000 in 1997 and $277,000 in 1996.

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

Reclassification: Certain reclassifications were made to the 1997 and 1996 financial statements to conform with the 1998 presentation.


Note 2 - Debt

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $96.7 million at December 31, 1998 with an interest rate of 5.71% and $100 million at December 31, 1997 with an interest rate of 6.02%.

Questar Gas' long-term debt consists of medium-term notes with interest rates ranging from 6.85% to 8.43%, due 2007 to 2024. There are no maturities of long-term debt for the five years following December 31, 1998 and no long-term debt provisions restricting the payment of dividends.

Cash paid for interest was $19,963,000 in 1998, $17,933,000 in 1997 and
$16,346,000 in 1996.


Note 3 - Financial Instruments and Credit Management Activities

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                          December 31, 1998       December 31, 1997
                                          Book        Estimated   Book        Estimated
                                          Value       Fair Value  Value       Fair Value
                                                      (In Thousands)
Financial assets
    Cash and short-term investments             3,326       3,326       6,747       6,747
Financial liabilities
    Short-term loans                           96,700      96,700     100,000     100,000
    Long-term debt                            225,000     257,766     225,000     255,615

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments, and short-term loans - book value approximates fair value; (2) Long-term debt - the fair value of the medium-term notes is based on the discounted present value of cash flows using the Company's
current borrowing rates.   Fair value is calculated at a point in time and does
not represent what the Company would pay to retire the debt securities.

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


Note 4 - Income Taxes

The components of income taxes were as follows:

                                                 Year Ended December 31,
                                              1998        1997        1996
                                                    (In Thousands)
Federal
  Current                                      16,773       5,334        (678)
  Deferred                                     (5,057)      6,636      12,906
State
  Current                                       2,876       1,107         254
  Deferred                                       (395)        797       1,347
Deferred investment tax credits                  (381)       (382)       (383)
                                               13,816      13,492      13,446

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate of 35% to income before income taxes is explained as follows:

                                                 Year Ended December 31,
                                              1998        1997        1996
                                                     (In Thousands)
  Income before income taxes                   41,224      42,506      42,434

  Federal income taxes at statutory rate       14,428      14,877      14,852
  State income taxes, net of federal
   income tax benefit                           1,613       1,155       1,512
  Tight-sands gas production credits           (2,217)     (2,686)     (3,246)
  Investment-tax credits                         (381)       (382)       (383)
  Deferred taxes related to regulated
    assets for which deferred taxes were
    not provided in prior years                   922         921         921
  Other                                          (549)       (393)       (210)
    Income tax expense                         13,816      13,492      13,446

Effective income tax rate                        33.5%       31.7%       31.7%

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                December 31,
                                              1998        1997
                                               (In Thousands)
Deferred tax liabilities
  Property, plant and equipment                77,519      74,694
  Purchased-gas adjustments                       785      14,155
  Other                                         6,706       7,135
    Total deferred tax liabilities             85,010      95,984

Deferred tax assets
  Alternative minimum tax and production
    credit carryovers                           6,056       7,866
  Unbilled revenues                                         1,968
  Other                                         4,942       5,433
    Total deferred tax assets                  10,998      15,267
       Net deferred tax liabilities            74,012      80,717


Cash paid for income taxes was $18,985,000 in 1998 and $1,516,000 in 1997. Questar Gas applied an overpayment of 1995 income taxes to more than offset payment of 1996 taxes.


Note 5 - Rate Matters, Litigation and Commitments

Questar Gas last filed general rate cases in 1995. Questar Gas was granted a return on rate base between 10.22% and 10.34% in Utah and 10.54% in Wyoming in 1995 rate cases. A rate of return on equity was not specified. Currently, the Company does not plan to file a general rate case in 1999.

Questar Gas has filed an application with PSCU to recover the costs associated with the a new carbon dioxide processing plant that is being built to deal with the low Btu problem in coal seam gas. The Company is proposing that costs be handled as gas costs eligible for pass-through treatment. Some parties in the case are reviewing the Company's conclusion that the plant is the best and cheapest alternative to address the Btu problem and the Company's proposal for pass-through treatment of costs. Hearings in conjunction with the application will be held during April of 1999.

In an order issued December 31, 1998, the PSCU rejected the request of the Utah Division of Public Utilities to deny Questar Gas recovery of approximately $7.6 million in costs paid by Questar Gas to Questar Gas Management for field gathering of Questar Gas' system supplies.

As a result of acquiring Questar Pipeline's gas purchase contracts in 1994, Questar Gas is responsible for any judgment rendered against Questar Pipeline in a lawsuit that was tried before a Wyoming federal district court jury in 1994. The jury awarded several million dollars to the producer from whom Questar Pipeline purchased gas. However, in a ruling issued June 2, 1998, the trial judge set aside all aspects of the jury's verdict, except for $500,000 related
to certain take-or-pay contract issues.   The producer is pursuing an appeal at
the U. S. Court of Appeals for the 10th Circuit.

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

Questar Gas files for adjustment of purchased-gas costs with the PSCU and the PSCW on a semiannual basis. Because of lower forecasted gas prices and the fact that prior gas cost increases have been largely recovered, Questar Gas received approval to reduce annual gas costs in rates by $1.1 million in Utah and $356,000 in Wyoming effective July 1, 1998. Also, in January 1999, Questar Gas received approval, pending a final order, to further reduce annual gas costs by $39.3 million in Utah and $801,000 in Wyoming.

In March 1998, the PSCW approved Questar Gas' gas-merchant unbundling proposal that was offered in 1997. Under this plan, a transportation-service option is extended to residential and commercial customers as well as industrial customers each year. Customers choosing transportation service are allowed to secure gas supplies directly from producers and marketers and pay Questar Gas a fee for transportation services. Questar Gas continues to offer a traditional bundled service as well. In 1998, no competitors qualified under the program. Questar Gas expects that the option of unbundled service in Wyoming will not have a material effect on earnings. Questar Gas will maintain its current structure in Utah. As of December 31, 1998, Questar Gas served 21,858 customers in Wyoming, representing 3% of its total customers.

Questar Gas was involved in an environmental clean-up action on a site that included numerous other parties. Recently, the parties have agreed to dismiss Questar Gas from the case.

There are various legal proceedings against the Company. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Each year, Questar Gas purchases significant quantities of natural gas under numerous gas-purchase contracts with varying terms and conditions. Purchases under these agreements totalled $100,058,000 in 1998, $122,106,000 in 1997 and
$67,249,000 in 1996.   Historically, gas-purchase contracts extended over many
years. Current practice, however, sets contract terms for anywhere from one day up to one year. As of February 1, 1998, substantially all long-term contracts had expired.


Note 6 - Employee Benefits

Pension Plan: Substantially all of Questar Gas' employees are covered by Questar's defined benefit pension plan. Benefits are generally based on years of service and the employee's 72 pay-period interval of highest earnings during the 10 years preceding retirement. It is Questar's policy to make contributions to the plan at least sufficient to meet the minimum funding requirements of applicable laws and regulations. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations.

Questar Gas' portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 1998, Questar's fair value of plan assets exceeded the accumulated benefit obligation.

Eligible employees in Regulated Services were offered an early-retirement program that was effective July 31, 1998. Enhanced benefits were paid to 178
employees taking advantage of the offer.   Costs associated with the
early-retirement program are being amortized over a five-year period in accordance with anticipated regulatory treatment.

Pension expense was $1,865,000 in 1998, $1,847,000 in 1997 and $2,820,000 in
1996.

Postretirement Benefits Other Than Pensions: Generally postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. Questar Gas pays a portion of postretirement health-care costs benefits as determined by an employee's years of service and limited to 170% of the 1992 contribution. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, and corporate and U.S. government debt obligations. The Company is amortizing the transition obligation over a 20-year period, which began in 1992. Costs of postretirement benefits other than pensions were $1,844,000 in 1998, $1,993,000 in 1997 and $2,424,000 in 1996.
Both the PSCU and the PSCW allow Questar Gas to recover future costs if the amounts are funded in an external trust.

The Company's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. The PSCU and the PSCW have allowed Questar Gas to recover postemployment costs that were accumulated through December 31, 1994 in future rates. At December 31, 1998, the Company had a $623,000 regulatory asset that it is amortizing over the next six years.

Employee Investment Plan: Questar Gas participates in Questar's Employee Investment Plan (ESOP), which allows eligible employees to purchase Questar common stock or other investments through payroll deduction. The Company makes contributions of Questar common stock to the ESOP of approximately 75%, increasing to 80% in 1999, of the employees' purchases and contributes an additional $200 of common stock in the name of each eligible employee. The Company's expense and contribution to the plan was $1,616,000 in 1998, $1,552,000 in 1997 and $1,893,000 in 1996.


Note 7 - Related Party Transactions

Regulated Services began providing administrative, technical and accounting support in 1997 and charged Questar Gas $24,935,000 in 1998 and $26,061,000 in 1997. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on several methods dictated by the nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas has reserved transportation capacity on Questar Pipeline's system of approximately 800,000 decatherms per day and paid an annual demand charge of approximately $50.7 million for this reservation. Questar Gas releases excess capacity to its industrial transportation or other customers and receives a credit from Questar Pipeline for the released-capacity revenues and a portion of Questar Pipeline's interruptible-transportation revenues. Questar Gas purchased transportation and storage services from Questar Pipeline amounting to $67,528,000 in 1998, $64,924,000 in 1997 and $61,078,000 in 1996, which included demand charges. The costs of these services were included in natural gas purchases.

Wexpro, an affiliated company, operates certain properties owned by Questar Gas under the terms of the Wexpro Settlement Agreement. The Company receives a portion of Wexpro's income from oil operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $1,050,000 in 1998, $2,347,000 in 1997 and $2,768,000 in 1996. Questar Gas paid
Wexpro for the operation of gas properties owned by Questar Gas. These costs are included in natural gas purchases and amounted to $58,482,000 in 1998, $49,887,000 in 1997 and $53,119,000 in 1996.

Also included in natural gas purchases are amounts paid to Questar Gas Management, an affiliate, for gathering of Company-owned gas and purchased gas. These costs amounted to $9,047,000 in 1998, $12,472,000 in 1997 and $14,515,000
in 1996. Questar Gas purchased various other field-related services from Questar Gas Management amounting to $418,000 in 1998 and $1,167,000 in 1997.

Questar Gas purchased noncost-of-service gas from Wexpro amounting to $99,000 in 1998 and $133,000 in 1997. Also, Questar Gas purchased gas from Questar Energy Trading amounting to $7,125,000 in 1998 and $9,078,000 in 1997.

Questar Gas has a 13-year lease with Interstate Land, an affiliate, for some space in an office building located in Salt Lake City, Utah. The annual lease payment for the next five years is $1,155,000.

Questar InfoComm Inc. is an affiliated company that provides data processing and communication services to Questar Gas. The Company paid Questar InfoComm $16,480,000 in 1998, $19,875,000 in 1997 and $16,343,000 in 1996.

Questar charges Questar Gas for certain administrative functions amounting to $4,714,000 in 1998, $5,518,000 in 1997 and $5,746,000 in 1996. These costs are included in operating and maintenance expenses and are allocated based on each affiliated company's proportional share of revenues less gas costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Gas incurred debt expense to Questar of $2,403,000 in 1998, $3,575,000 in 1997 and $1,906,000 in 1996. The Company received interest income from affiliated companies of $126,000 in 1997.


Note 8 - Oil and Gas Producing Activities (Unaudited)

The following information discusses the Company's oil and gas producing activities. All of the properties are cost-of-service properties with the return on investment established by state regulatory agencies. Questar Gas has not incurred any costs for oil and gas producing activities for the three years ended December 31, 1998. Wexpro develops and produces gas reserves owned by the Company. See Note 7 for the amounts paid by Questar Gas to Wexpro.

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

                                          Natural Gas   Oil
                                          (In Million   (In Thousands
                                          Cubic Feet)    of Barrels)
  Proved Developed Reserves
    Balance at January 1, 1996                389,440         662
      Revisions of estimates                    4,365         (44)
      Extensions and discoveries                2,812           2
      Production                              (36,740)        (56)
    Balance at December 31, 1996              359,877         564
      Revisions of estimates                    7,008          41
      Extensions and discoveries                7,439          28
      Production                              (37,454)        (24)
    Balance at December 31, 1997              336,870         609
      Revisions of estimates                   15,061         (12)
      Extensions and discoveries               24,987          45
      Production                              (37,138)        (59)
    Balance at December 31, 1998              339,780         583



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

 3.9.* Bylaws (as amended effective August 11, 1992). (Exhibit No. 3.8. to Form 10-K Annual Report for 1992.)

 4.*1 Indenture dated as of May 1, 1992, between the Company and Citibank, as trustee, for the Company's Debt Securities. (Exhibit No. 4. to Form 10-Q Report for Quarter Ended June 30, 1992.)

 10.1.*2 Stipulations and Agreement, dated October 14, 1981, executed by Mountain Fuel Supply Company; Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Form 10-K Annual Report for 1981.)

 10.2.*3 Annual Management Incentive Plan adopted by Questar Gas Company, Questar Pipeline Company, and Questar Regulated Services Company as amended and restated effective May 19, 1998. (Exhibit No. 10.1. to Form 10-Q Report for Quarter Ended June 30, 1998.)

 10.3.*2,3  Mountain Fuel Supply Company Window Period Supplemental
            Executive Retirement Plan effective January 24, 1991.
            (Exhibit No. 10.9. to Form 10-K Annual Report for 1990.)

 10.4.*2,3  Questar Gas Company Deferred Compensation Plan for
            Directors as amended and restated effective May 19, 1998. (Exhibit No. 10.2. to Form 10-Q Report for Quarter Ended June 30, 1998.)

 10.5.*2 Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Pipeline Company effective September 1, 1993. (This agreement has been transferred to Questar Gas Management Company.) (Exhibit No. 10.11. to Form 10-K Annual Report for 1994.)

 10.6.*2 Amendment to Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Gas Management Company effective September 1, 1997.

 24.        Power of Attorney.

 27.        Financial Data Schedule.
_______________________

    *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

    1First Security Bank, N.A. serves as the successor trustee.

    2This document has not been formally amended to refer to the Company's current name.

    3Exhibit so marked is a management contract or compensation plan or arrangement.

    (b) Questar Gas Company did not file a Current Report on Form 8-K during the last quarter of 1998.