Form 10-Q
period 1999-03-31
QUESTAR GAS CO
filed 1999-05-14
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     MARCH 31, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                Class           Outstanding as of April 30, 1999
Common Stock, $2.50 par value            9,189,626 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                     3 Months Ended      12 Months Ended
                                     March 31,           March 31,
                                        1999      1998      1999      1998
                                     (In Thousands)
REVENUES                              $172,302  $191,789  $457,336  $464,699

OPERATING EXPENSES
  Natural gas purchases                 98,722   118,098   261,628   269,820
  Operating and maintenance             24,881    25,277    96,527    99,592
  Depreciation                           8,666     7,831    34,096    31,058
  Other taxes                            2,226     2,372     8,039     7,803

    TOTAL OPERATING EXPENSES           134,495   153,578   400,290   408,273

    OPERATING INCOME                    37,807    38,211    57,046    56,426

INTEREST AND OTHER INCOME                  505       732     3,339     3,397

DEBT EXPENSE                            (5,105)   (5,126)  (19,771)  (19,903)

    INCOME BEFORE INCOME TAXES          33,207    33,817    40,614    39,920

INCOME TAXES                            12,949    13,103    13,662    12,501

         NET INCOME                    $20,258   $20,714   $26,952   $27,419

See note to financial statements

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                     March 31,           December 31,
                                        1999      1998      1998
                                     (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                           $3,326
  Accounts receivable                  $76,298   $91,842    80,512
  Inventories                           12,996     7,738    22,296
  Purchased-gas adjustments                        5,587     2,067
  Other current assets                   2,231     3,643     2,838
    Total current assets                91,525   108,810   111,039

Property, plant and equipment          950,684   887,403   948,280
Less allowances for depreciation       392,018   361,225   382,657
    Net property, plant and equipment  558,666   526,178   565,623

Other assets                            22,604    19,732    23,853

                                      $672,795  $654,720  $700,515

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                       $2,557    $1,194
  Notes payable to Questar
    Corporation                         48,800    35,700   $96,700
  Accounts payable and accrued
    expenses                            67,030    75,593    71,288
  Purchased-gas adjustments             12,598
    Total current liabilities          130,985   112,487   167,988

Long-term debt                         225,000   225,000   225,000
Other liabilities                        1,603     5,593       330
Deferred income taxes and investment
  tax credits                           73,525    74,285    80,023

Common shareholder's equity
  Common stock                          22,974    22,974    22,974
  Additional paid-in capital            41,875    41,875    41,875
  Retained earnings                    176,833   172,506   162,325
    Total common shareholder's equity  241,682   237,355   227,174

                                      $672,795  $654,720  $700,515

See note to financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               3 Months Ended
                                               March 31,
                                                  1999      1998
                                               (In Thousands)
OPERATING ACTIVITIES
  Net income                                     $20,258   $20,714
  Depreciation                                     9,362     8,419
  Deferred income taxes and investment
    tax credits                                   (6,498)  (12,824)
                                                  23,122    16,309
  Change in operating assets and
    liabilities                                   27,050    52,097

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                    50,172    68,406

INVESTING ACTIVITIES
  Capital expenditures                            (5,109)   (9,514)
  Proceeds from disposition of property,
     plant and equipment                           2,704     3,092

        NET CASH USED IN INVESTING
          ACTIVITIES                              (2,405)   (6,422)

FINANCING ACTIVITIES
  Checks outstanding in excess of
     cash balances                                 2,557     1,194
  Decrease in notes payable
     to Questar Corporation                      (47,900)  (64,300)
  Payment of dividends                            (5,750)   (5,625)

        NET CASH USED IN FINANCING
          ACTIVITIES                             (51,093)  (68,731)

        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS                 ($3,326)  ($6,747)

See note to financial statements

QUESTAR GAS COMPANY
NOTE TO FINANCIAL STATEMENTS
March 31, 1999
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

QUESTAR GAS COMPANY
March 31, 1999
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the
Company:

                                     3 Months Ended      12 Months Ended
                                     March 31,           March 31,
                                        1999      1998      1999      1998
                                     (Dollars In Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers       $172,093  $191,789  $456,058  $463,251
    From affiliates                        209               1,278     1,448
      Total revenues                   172,302   191,789   457,336   464,699
  Natural gas purchases                 98,722   118,098   261,628   269,820
      Revenues less natural gas
        purchases                      $73,580   $73,691  $195,708  $194,879
  Operating income                     $37,807   $38,211   $57,046   $56,426
  Net income                            20,258    20,714    26,952    27,419

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales    32,425    34,314    81,342    83,656
    Industrial sales                     2,940     2,830     9,791     9,451
    Transportation for industrial
      customers                         13,351    14,832    53,980    53,193
      Total deliveries                  48,716    51,976   145,113   146,300
  Natural gas revenue (per decatherm)
    Residential and commercial           $4.87     $5.20     $4.98     $4.96
    Industrial sales                      3.01      3.10      3.02      2.79
    Transportation for industrial
      customers                           0.13      0.11      0.13      0.12
  Heating degree days
    Actual                               2,296     2,392     5,366     5,402
    Normal                               2,743     2,743     5,801     5,801
       Warmer than normal                   16%       13%        7%        7%
  Number of customers at March 31,
    Residential and commercial         666,301   643,891
    Industrial                           1,329     1,242
        Total                          667,630   645,133

Revenues less natural gas purchases, or the margin, was unchanged in the first quarter of 1999 compared with the first quarter of 1998. The additional margin resulting from adding customers was offset by lower usage per customer and the expiration of a surcharge for extending service into southern Utah in 1988. Temperatures, as measured in degree days, were warmer than normal in all periods presented. Questar Gas' rates include a weather-normalization adjustment that reduces the revenue impact of weather fluctuations.

The number of customers served by Questar Gas grew by 22,497 or 3.5% from a year ago to 667,630 at March 31, 1999. Customer additions in 1999 are expected to reach 20,000 or 21,000.

Volumes delivered to industrial customers decreased 8% in the first quarter of 1999 when compared with the same period of 1998 because a major steel-producing customer reduced operations. The margin earned from gas delivered to industrial customers is substantially lower than from gas delivered to residential and commercial customers and therefore, the reduced volumes did not have a significant effect on the margin earned.

Questar Gas' natural gas purchases decreased in the 1999 periods because of lower gas costs and lower sales volumes. Commodity or gas costs in Utah rates decreased from $2.27 per Decatherm in the first quarter of 1998 to $1.72 per Decatherm in the first quarter of 1999. The reduction reflects lower prices paid to producers. The Company files for adjustment of purchased-gas costs with the Utah and Wyoming Public Service Commissions on a semiannual basis.

Operating and maintenance expenses were lower in the 3- and 12-month periods of 1999 due to labor cost savings from an early retirement program effective August 1998. Labor cost savings amounted to $1.3 million in the first quarter of 1999. Higher data processing costs for various projects, such as communications equipment, system enhancements and Year 2000 testing and the costs of serving more customers, partially offset the impact of the reduced labor costs.

Depreciation expense was higher in the 1999 periods presented when compared with the 1998 periods primarily as a result of increased
investment in property, plant and equipment.   Lower payroll taxes
resulting from fewer employees caused in a decline in other taxes in the first quarter of 1999. Interest and other income was lower in the first quarter of 1999 due to nonrecurring gains from selling surplus properties in 1998.

The effective income tax rate was 39.0% in the first quarter of 1999 and 38.7% in the first quarter of 1998. The Company realized $502,000 of tight-sands gas-production credits in the 1999 period and $577,000 in the 1998 period.


Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $50,172,000 was $18,234,000 less than was generated in the first quarter of 1998. The decrease in cash flow resulted primarily from timing differences in the collection of purchased gas costs and payment on accounts to vendors.

Investing Activities

Capital expenditures were $5,109,000 in the first quarter of 1999 compared with $9,514,000 in the first quarter of 1998. Capital expenditures for calendar year 1999 are estimated at $60 million.

Financing Activities

The Company has a short-term borrowing arrangement with its parent company, Questar Corporation. As of March 31, Questar Gas had loan balances payable to Questar of $48.8 million in 1999 and $35.7 million in 1998. Capital expenditures for 1999 are expected to be financed with net cash flow provided from operating activities and borrowings from Questar.


Regulatory and Other Matters

Questar Gas filed an application on November 25, 1998 with the Public Service Commission of Utah (PSCU) to recover the costs associated with a contract for the removal of carbon dioxide from the gas stream. The contract covers the costs of a new plant being constructed and operated by an affiliate of Questar Gas. The Division of Public Utilities and the Committee of Consumer Services have filed testimony questioning the Company's decision to enter into the contract and opposing pass-through rate coverage for the costs
under the contract.   Both agencies have filed a motion for summary
judgement with the PSCU. Hearings on the issues are scheduled for June 1999. The contracts annual cost of service ranges between $7.5 - $8.5 million.

Year 2000 Issues

Questar Coporation established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K). The team has identified 59 projects that are in varying stages of remediation and the scope includes Questar and its affiliated companies. The projects fit into the general classifications of application software, infrastructure, noninformation technology equipment and critical third-party associations. Questar Gas estimates that Y2K costs will be $2.3 million and expects to be Y2K compliant before the end of 1999. Failure to correct a material Y2K problem could result in an interruption, or a failure of, certain normal business activities or operations. Such failures could materially and adversly affect the Company's results of operations, liquidity and financial condition.

The infrastructure section of the plan addresses hardware and systems software other than applications software. Currently, there are 19 projects identified: 1 in start-up, 8 in assessment, 6 in remediation, 0 in testing and 4 completed and deemed to be Y2K ready.

The applications software section addresses either the conversion or replacement of applications software that is not Y2K compliant. Currently, there are 39 projects in this section: 10 in start-up, 7 in assesssment, 4 in remediation, 4 in testing and 14 completed and deemed to be Y2K compliant.

Non-information technology equipment is considered to be one project and addresses hardware, software and associated embedded computer chips used in the operation of all facilities operated by the Company. Because this section has unique charateristics and is large, the Company has employed the services of a consultant to assist in the effort. The project is in the assessment phase and is expected to be completed by year-end 1999.

Inquiries of critical third parties have been taking place with more contacts scheduled. Contacting parties is scheduled to be completed by mid-year. Contingency plans for dealing with third-party issues will be developed by the end of 1999.

The complete text of Questar Gas' Y2K disclosure can be viewed in Form 10-K for December 31, 1998, filed with the Securities and
Exchange Commission.


Forward-Looking Statements

This 10-Q contains forward-looking statements about future operations, capital spending, regulatory matters and expectations of Questar Gas. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those discussed in forward-looking statements include changes in: general economic conditions, gas prices and availability of gas supplies, competition, regulatory issues, weather conditions and other factors beyond the control of the Company. These other factors include the rate of inflation, the adverse effects of failure to achieve Y2K compliance and adverse changes in the business or financial condition of the Company.

These factors are not necessarily all of the important factors that could cause actual results to differ significantly from those expressed in any forward-looking statements. Other unknown or unpredictable factors could also have a significant adverse effect on future results. The Company does not undertake an obligation to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.


                              PART II

                         OTHER INFORMATION

Item 1.   Legal Proceedings.

     Questar Gas Company (Questar Gas or the Company) is involved in regulatory proceedings to consider its request to recover the costs of a contract to process gas as "gas costs" eligible for pass-through treatment. The processing plant, which is owned by an affiliate of the Company, strips carbon dioxide from natural gas volumes extracted from coal seams in order to increase the heating content of such gas and make such gas more efficient and safer to use in appliances that have been set historically to burn gas at a higher Btu level. The
Division of Public Utilities and the Committee of Consumer Services, which are parties to the proceedings, have filed a motion for summary judgment seeking a determination from the Public Service Commission of Utah (PSCU) that such costs not be considered as eligible for pass-through treatment. Public hearings, which were originally scheduled for April of 1999, will be conducted on June 7th on the motion for summary judgment and on June 22, 1999, on other issues if the PSCU does not grant the motion for summary judgment.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR GAS COMPANY
                                       (Registrant)



May 13, 1999                       /s/ D. N. Rose
                                   D. N. Rose
                                   President and Chief Executive
                                   Officer



May 13, 1999                       /s/ S. E. Parks
                                   S. E. Parks
                                   Vice President, Treasurer, and
                                   Chief Financial Officer