Form 10-Q
period 1999-06-30
QUESTAR GAS CO
filed 1999-08-16
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     JUNE 30, 1999

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

                Class            Outstanding as of July 31, 1999
Common Stock, $2.50 par value            9,189,626 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                    3 Months Ended      6 Months Ended       12 Months Ended
                                     June 30,            June 30,              June 30,
                                       1999      1998      1999       1998       1999       1998
                                                        (In Thousands)
REVENUES                             $ 70,174  $ 74,387  $ 242,476  $266,176  $  453,123  $ 475,763

OPERATING EXPENSES
  Natural gas purchases                36,741    41,965    135,463   160,063     256,404    282,116
  Operating and maintenance            25,131    23,735     50,012    49,012      97,923     97,525
  Depreciation                          8,619     7,697     17,285    15,528      35,018     31,386
  Other taxes                           2,153     2,531      4,379     4,903       7,661      7,788

    TOTAL OPERATING EXPENSES           72,644    75,928    207,139   229,506     397,006    418,815

    OPERATING INCOME (LOSS)            (2,470)   (1,541)    35,337    36,670      56,117     56,948

INTEREST AND OTHER INCOME               1,466     1,296      1,971     2,028       3,509      3,677

DEBT EXPENSE                           (4,743)   (4,570)    (9,848)   (9,696)    (19,944)   (20,008)

    INCOME (LOSS) BEFORE
       INCOME TAXES                    (5,747)   (4,815)    27,460    29,002      39,682     40,617

INCOME TAXES (CREDITS)                 (2,911)   (2,434)    10,038    10,669      13,185     12,976

         NET INCOME (LOSS)           $ (2,836) $ (2,381) $  17,422  $ 18,333  $   26,497  $  27,641

See notes to financial statements

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS

                                         June 30,          December 31,
                                       1999      1998      1998
                                         (Unaudited)
                                    (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                        $   3,326
  Accounts receivable                $ 29,117  $ 36,871     80,512
  Inventories                          13,357    13,233     22,296
  Purchased-gas adjustments                      12,506      2,067
  Other current assets                  1,593     2,929      2,838
    Total current assets               44,067    65,539    111,039

Property, plant and equipment         965,535   900,082    948,280
Less allowances for depreciation      401,343   365,909    382,657
   Net property, plant and equipment  564,192   534,173    565,623

Other assets                           20,833    23,089     23,853

                                     $629,092  $622,801  $ 700,515

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                    $  2,398  $  5,259
  Notes payable to Questar
    Corporation                         5,600    25,000  $  96,700
  Accounts payable and accrued
    expenses                           42,259    55,515     71,288
  Purchased-gas adjustments             1,453
    Total current liabilities          51,710    85,774    167,988

Long-term debt                        225,000   225,000    225,000
Other liabilities                       1,582     5,568        330
Deferred income taxes and investment
  tax credits                          77,704    77,110     80,023

Common shareholder's equity
  Common stock                         22,974    22,974     22,974
  Additional paid-in capital           81,875    41,875     41,875
  Retained earnings                   168,247   164,500    162,325
   Total common shareholder's equity  273,096   229,349    227,174

                                     $629,092  $622,801  $ 700,515

See notes to financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              6 Months Ended
                                               June 30,
                                                 1999      1998
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                   $ 17,422  $  18,333
  Depreciation                                   18,646     16,668
  Deferred income taxes and investment
    tax credits                                  (2,319)    (9,999)
                                                 33,749     25,002
  Change in operating assets and
    liabilities                                  40,342     71,908

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                   74,091     96,910

INVESTING ACTIVITIES
  Capital expenditures                          (19,960)   (24,974)
  Proceeds from disposition of property,
     plant and equipment                          2,745      2,308

        NET CASH USED IN INVESTING
          ACTIVITIES                            (17,215)   (22,666)

FINANCING ACTIVITIES
  Checks outstanding in excess of
     cash balances                                2,398      5,259
  Decrease in notes payable
     to Questar Corporation                     (91,100)   (75,000)
  Capital contribution                           40,000
  Payment of dividends                          (11,500)   (11,250)

        NET CASH USED IN FINANCING
          ACTIVITIES                            (60,202)   (80,991)

        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS               $ (3,326) $  (6,747)


See notes to financial statements

QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 1999
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and six-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


Note 2 - Receipt of Contribution of Capital

On June 30, 1999, Questar Gas received a $40 million contribution of capital from its parent company that was used to repay short-term debt owed to Questar Corporation.







Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


QUESTAR GAS COMPANY
June 30, 1999
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the
Company:

                                    3 Months Ended      6 Months Ended       12 Months Ended
                                     June 30,            June 30,              June 30,
                                       1999      1998      1999       1998       1999       1998
                                    (Dollars In Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers      $ 69,952  $ 74,268  $ 242,045  $266,057  $  451,742  $ 474,887
    From affiliates                       222       119        431       119       1,381        876
      Total revenues                   70,174    74,387    242,476   266,176     453,123    475,763
  Natural gas purchases                36,741    41,965    135,463   160,063     256,404    282,116
      Revenues less natural gas
        purchases                    $ 33,433  $ 32,422  $ 107,013  $106,113  $  196,719  $ 193,647

  Operating income (loss)            $ (2,470) $ (1,541) $  35,337  $ 36,670  $   56,117  $  56,948
  Net income (loss)                    (2,836)   (2,381)    17,422    18,333      26,497     27,641

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales   14,145    13,178     46,570    47,492      82,309     84,677
    Industrial sales                    2,282     2,267      5,222     5,097       9,806      9,614
    Transportation for industrial
      customers                        11,800    13,115     25,151    27,947      52,665     54,683
      Total deliveries                 28,227    28,560     76,943    80,536     144,780    148,974
  Natural gas revenue (per decatherm)
    Residential and commercial       $   4.15  $   4.70  $    4.65  $   5.06  $     4.88  $    5.02
    Industrial sales                     2.83      2.90       2.93      3.01        3.01       2.92
    Transportation for industrial
      customers                          0.13      0.11       0.13      0.11        0.13       0.12
  Heating degree days
    Actual                                946       899      3,242     3,291       5,413      5,623
    Normal                                741       741      3,484     3,484       5,801      5,801
       Colder (warmer) than normal         28%       21%      (7%)      (6%)        (7%)       (3%)
  Number of customers at June 30,
    Residential and commercial        665,221   642,399
    Industrial                          1,356     1,297
        Total                         666,577   643,696

Revenues less natural gas purchases, or nongas-cost margin, increased 3% in the second quarter and 1% in the first half of 1999 compared with the same periods of 1998. The increase in the margin resulted primarily from gas volumes delivered to new customers and more than offset the effect of lower usage per customer. Temperature adjusted usage per customer was approximately 3 decatherms lower in the first half of 1999 compared with the prior year period. Temperatures, as measured in degree days, were warmer than normal in the 6-and 12-months periods and colder than normal in the second quarter. However, the impact on earnings of temperature variations from normal has been mitigated by a weather-normalization adjustment.

The number of customers served by Questar Gas grew by 22,881 or 3.6% from a year ago to 666,577 as of June 30, 1999. The number of customer additions for the year ending December 31, 1999 is expected to be between 20,000 to 22,000.

Volumes delivered to industrial customers decreased 8% in the first half of 1999 when compared with the same period of 1998 because a major steel-producing customer reduced operations. The margin earned from gas delivered to industrial customers is substantially lower than from gas delivered to residential and commercial customers.

Questar Gas' natural gas purchases decreased in the 1999 periods when compared with the 1998 periods due to lower sales volumes and lower gas costs. Sales volumes were 2% lower in the first half of 1999 due to lower usage per customer. The commodity or gas costs in Utah rates decreased from $2.27 per Decatherm in the first half of 1998 to $1.72 per Decatherm in the first half of 1999. The reduction reflects lower prices paid to producers. The Company files for adjustment of purchased-gas costs with the Utah and Wyoming Public Service Commissions on a semiannual basis.

Operating and maintenance expenses were 6% higher in the second quarter of 1999 and 2% higher in the first half of 1999. Higher information-technology costs more than offset the effect of labor-cost savings from an early retirement program effective August 1998. In 1999, the savings amounted to approximately $1.3 million per quarter. Information technology costs have been rising due to various projects, such as, enhanced communications, improvements in accounting and customer information systems, testing for Year 2000 contingencies and changes in billing procedures from its information-technology provider.

Depreciation expense was higher in the 1999 periods presented when compared with the 1998 periods primarily as a result of continuing investment in property, plant and equipment, including data
processing systems.   Other taxes, which include payroll taxes, were
lower in 1999 as a result of the early retirement program.

The effective income tax rate was 36.6% in the first half of 1999 and 36.8% in the first half of 1998. The Company realized $939,000 of tight-sands gas-production credits in the 1999 period and $1,089,000 in the 1998 period.


Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first half of 1999 was $22,819,000 less than was generated in the first half of 1998. The decrease in cash flow resulted primarily from timing differences in the collection of purchased gas costs and payment on accounts to vendors.

Investing Activities

Capital expenditures were $19,960,000 in the first half of 1999 compared with $24,974,000 in the first half of 1998. Capital expenditures for calendar year 1999 are estimated at $62.5 million.

Financing Activities

On June 30, 1999, Questar Gas received a $40 million contribution of capital from its parent company. The proceeds of the capital contribution plus cash generated from operations allowed the Company to repay $91.1 million of short-term debt borrowed from Questar Corporation. Loan balances owed to Questar as of June 30, amounted to $5.6 million in 1999 after the contribution of capital and $25 million in 1998. Capital expenditures for the remainder of 1999 are expected to be financed with net cash flow provided from operating activities and borrowings from Questar.


Regulatory and Other Matters

Questar Gas filed an application on November 25, 1998 with the Public Service Commission of Utah (PSCU) to recover the costs associated with a contract for the removal of carbon dioxide from the gas stream. The contract covers the costs of a new plant being constructed and operated by an affiliate of Questar Gas. The Division of Public Utilities and the Committee of Consumer Services have filed testimony questioning the Company's decision to enter into the contract and opposing pass-through rate coverage for the costs
under the contract.   The Committee objected to any cost recovery in
rates for the plant processing costs. Hearings were held on the issues June 22 and 23. Briefs are to be filed by August 27 and reply briefs are due September 13. The contract's annual cost of service ranges between $7.5 - $8.5 million.

Declining usage of gas per customer and increasing operating costs may cause Questar Gas to file a general rate case. The last general rate case filed by the Company was in 1995.

Cost savings from consolidating operations enabled Questar Gas to file on June 10, 1999 for a decrease in general rates in Wyoming.
The decrease is in effect on an interim basis pending hearings and will reduce annualized revenues by $735,000.

Questar Gas requested pass-through commodity cost increases in Utah and Wyoming in the second quarter of 1999. The Company was authorized to collect on an interim basis beginning in the third quarter of 1999, annualized revenues of $16,865,000 in Utah rates and $380,262 in Wyoming rates.


Year 2000 Issues

Questar Corporation established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K). The team has identified 56 projects that are in varying stages of remediation and a scope that includes Questar and its affiliated companies. The projects fit into the general classifications of application software, infrastructure, non-information technology equipment and critical third-party associations. The estimated cost of the Y2K project is $5.1 million. Questar Gas' portion of Y2K costs are estimated to be $2.3 million. The Company expects to be Y2K ready before the end of 1999. Failure to correct a material Y2K problem could result in an interruption, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

The infrastructure section of the plan addresses hardware and systems software other than applications software. Currently, there are 20 projects identified: 0 in start-up, 4 in assessment, 3 in remediation, 1 in testing and 12 completed and deemed to be Y2K ready.

The applications software section addresses either the conversion or replacement of applications software that is not Y2K compliant. Currently, there are 35 projects in this section: 4 in start-up, 1 in assessment, 3 in remediation, 3 in testing and 24 completed and deemed to be Y2K compliant.

Non-information technology equipment is considered to be one project and addresses hardware, software and associated embedded computer chips used in the operation of all facilities operated by the Company. Because this section has unique characteristics and is large, the Company has employed the services of a consultant to assist in the effort. The project is currently scheduled to be completed by September 30, 1999.

Inquiries of critical third parties have been taking place with more contacts scheduled. Contacting parties is scheduled to be completed by the end of the third quarter 1999. Contingency plans for dealing with third-party issues will be developed by the end of 1999.

Additional information regarding Questar Gas' Y2K program can be viewed in Form 10-K for December 31, 1998, filed with the Securities and Exchange Commission or on Questar's website at www.questarcorp.com.

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


                              PART II

                         OTHER INFORMATION

Item 1.   Legal Proceedings.

     a.   On June 7, 1999, the Public Service Commission of Utah
(PSCU) denied a motion for summary judgment in the application filed by Questar Gas Company (Questar Gas or the Company) seeking pass-through treatment of processing costs incurred to remove carbon dioxide from gas volumes. The Division of Public Utilities and the Committee of Consumer Services filed the motion seeking a legal determination that such costs were not eligible for pass-through treatment. After holding hearings on June 22 and 23, 1999, the PSCU requested the Company and state agencies to file briefs on the merits of the issues. See the Company's Report on Form 10-Q for the quarter ended March 31, 1999, Item 1. Legal Proceedings.

     b. On June 11, 1999, the Company filed concurrent applications with the Public Service Commission of Wyoming (the PSCW), requesting a general rate decrease of $735,000 and a pass-through commodity cost increase of $380,262. The PSCW, at an open meeting held on July 29, 1999, authorized Questar Gas to reflect the overall decrease in its rates on an interim basis effective August 1, 1999. The PSCW has scheduled an audit of Questar Gas's records in conjunction with the rate case and will hold hearings after the audit is completed. The PSCW is monitoring the Company's case before the PSCU involving the appropriate treatment of costs incurred to remove carbon dioxide and has indicated that this issue will also be reviewed by it in conjunction with Questar Gas's pass-through and general rate cases.

     c.   Questar Gas filed a semi-annual gas cost pass-through
application with the PSCU on June 16, 1999.   The Company's
application, which reflects an increase of commodity costs, results in an annual revenue increase of $16,865,000. The PSCU, by an interim order, authorized Questar Gas to reflect the requested increase in rates effective July 1, 1999.

     d. The PSCU has scheduled public hearings for September 29, 1999, to consider the merits of a municipality's request that the Company be required to transport gas to it for resale to residents of the community. Although it previously ruled that it had the jurisdiction to determine whether Questar Gas could be required to offer such service, the PSCU has not determined whether "public interest" supports it.

     e. Questar Gas and several other affiliates of Questar Corporation are named defendants in an action filed by Jack J. Grynberg, an independent producer, in Colorado's federal district court and have officially been served copies of the complaint. The action was filed under the Federal False Claims Act in early 1998, but the complaint was sealed until the Department of Justice declined to prosecute it. The complaint is one of approximately 76 actions filed by the producer against pipelines and their affiliates. The district court granted the motion filed by the Questar defendants to stay the proceedings pending a determination of procedural issues relating to the consolidation of the cases. The producer's complaints allege mismeasurement of the heating content of natural gas volumes and understatement of the value of gas on which royalty payments are due the federal government. The complaint filed against the Questar defendants does not include a claim for specific monetary damages.

     f. Questar Gas is also involved in two other actions filed by Mr. Grynberg. One case is currently on appeal to the Tenth Circuit Court of Appeals, which has not yet scheduled a hearing date. As a result of acquiring gas purchase contracts from its affiliate, the Company is responsible for any judgment rendered in a lawsuit that was tried before a Wyoming district court jury in late 1994. The jury awarded several million dollars to Mr. Grynberg, but the presiding federal district court judge, in June of 1998, entered a judgment that overturned most provisions of the jury verdict. Mr. Grynberg is appealing the trial judge's action.

     Pending the resolution of the appeal by the Tenth Circuit, the same federal district court judge has stayed action in another case filed by Mr. Grynberg against Questar Gas and its affiliates alleging fraud and antitrust violations in addition to the same claims heard in the first case for a subsequent period of time.

Item 6.  Exhibits and Reports on Form 8-K

     a.   The following exhibit has been filed as part of this report.

     Exhibit No.    Exhibit

        10.1. Joint Annual Management Incentive Plan adopted by Questar Gas Company, Questar Pipeline Company and Questar Regulated Services Company as amended and restated effective May 18, 1999.

     b. The Company did not file a Current Report on Form 8-K during the quarter.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR GAS COMPANY
                                       (Registrant)



August 13, 1999                    /s/ D. N. Rose
                                   D. N. Rose
                                   President and Chief Executive
                                   Officer



August 13, 1999                    /s/ S. E. Parks
                                   S. E. Parks
                                   Vice President, Treasurer, and
                                   Chief Financial Officer


                           EXHIBIT INDEX

Exhibit
Number     Exhibit

 10.1. Joint Annual Management Incentive Plan adopted by Questar Gas Company, Questar Pipeline Company and Questar Regulated Services Company as amended and restated effective May 18, 1999.