Form 10-Q
period 1999-09-30
QUESTAR GAS CO
filed 1999-11-12
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _____ TO _____

                    Commission File No. 1-8796

                       QUESTAR CORPORATION
      (Exact name of registrant as specified in its charter)

     STATE OF UTAH                                     87-0407509
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification No.)

P.O. Box 45433, 180 East 100 South, Salt Lake City, Utah 84145-0433
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:(801) 324-5000

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

             Class              Outstanding as of October 31, 1999
Common Stock, without par value          82,441,432 shares

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                    3 Months Ended      9 Months Ended        12 Months Ended
                                    September 30,       September 30,         September 30,
                                       1999      1998      1999       1998       1999       1998
                                                        (In Thousands)
REVENUES                             $ 54,823  $ 48,619  $ 297,299  $ 314,795  $ 459,327  $476,903

OPERATING EXPENSES
  Natural gas purchases                26,839    22,615    162,302    182,678    260,628   283,015
  Operating and maintenance            23,679    24,214     73,691     73,226     97,388    98,636
  Depreciation                          8,909     8,288     26,194     23,816     35,639    32,485
  Other taxes                           2,107     2,138      6,486      7,041      7,630     7,841

    TOTAL OPERATING EXPENSES           61,534    57,255    268,673    286,761    401,285   421,977

    OPERATING INCOME (LOSS)            (6,711)   (8,636)    28,626     28,034     58,042    54,926

INTEREST AND OTHER INCOME                 553       846      2,524      2,874      3,216     3,621

DEBT EXPENSE                           (4,509)   (4,762)   (14,357)   (14,458)   (19,691)  (19,884)

    INCOME (LOSS) BEFORE
       INCOME TAXES                   (10,667)  (12,552)    16,793     16,450     41,567    38,663

INCOME TAXES (CREDITS)                 (4,800)   (5,457)     5,238      5,212     13,842    12,343

         NET INCOME (LOSS)           $ (5,867) $ (7,095) $  11,555  $  11,238  $  27,725  $ 26,320

See notes to financial statements

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS

                                    September 30,       December 31,
                                       1999      1998      1998
                                    (Unaudited)
                                    (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                        $   3,326
  Accounts receivable                $ 15,669  $ 12,753     80,512
  Inventories                          23,693    24,854     22,296
  Purchased-gas adjustments            11,263    25,257      2,067
  Other current assets                  2,754     3,309      2,838
    Total current assets               53,379    66,173    111,039

Property, plant and equipment         981,176   914,799    948,280
Less allowances for depreciation      410,897   373,250    382,657
  Net property, plant and equipment   570,279   541,549    565,623

Other assets                           21,600    24,222     23,853

                                     $645,258  $631,944  $ 700,515

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                    $  1,716  $  3,288
  Notes payable to Questar
    Corporation                        25,100    56,600  $  96,700
  Accounts payable and accrued
    expenses                           43,694    40,797     71,288
    Total current liabilities          70,510   100,685    167,988

Long-term debt                        225,000   225,000    225,000
Other liabilities                       1,529     5,488        330
Deferred income taxes and investment
  tax credits                          86,740    84,142     80,023

Common shareholder's equity
  Common stock                         22,974    22,974     22,974
  Additional paid-in capital           81,875    41,875     41,875
  Retained earnings                   156,630   151,780    162,325
  Total common shareholder's equity   261,479   216,629    227,174

                                     $645,258  $631,944  $ 700,515

See notes to financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              9 Months Ended
                                              September 30,
                                                 1999      1998
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                   $ 11,555  $  11,238
  Depreciation                                   28,200     25,639
  Deferred income taxes and investment
    tax credits                                   6,717     (2,967)
                                                 46,472     33,910
  Change in operating assets and
    liabilities                                  30,192     55,343

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                   76,664     89,253

INVESTING ACTIVITIES
  Capital expenditures                          (35,602)   (42,233)
  Proceeds from disposition of property,
     plant and equipment                          2,746      3,220

        NET CASH USED IN INVESTING
          ACTIVITIES                            (32,856)   (39,013)

FINANCING ACTIVITIES
  Checks outstanding in excess of
     cash balances                                1,716      3,288
  Decrease in notes payable
     to Questar Corporation                     (71,600)   (43,400)
  Capital contribution                           40,000
  Payment of dividends                          (17,250)   (16,875)

        NET CASH USED IN FINANCING
          ACTIVITIES                            (47,134)   (56,987)

        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS               $ (3,326) $  (6,747)

See notes to financial statements

QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and nine-month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


Note 2 - Receipt of Contribution of Capital

On June 30, 1999, Questar Gas received a $40 million contribution of capital from its parent company that was used to repay short-term debt owed to Questar Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR GAS COMPANY
September 30, 1999
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                    3 Months Ended      9 Months Ended        12 Months Ended
                                    September 30,       September 30,         September 30,
                                       1999      1998      1999       1998       1999       1998
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers      $ 53,957  $ 47,941  $ 296,002  $ 313,998  $ 457,758  $475,801
    From affiliates                       866       678      1,297        797      1,569     1,102
      Total revenues                   54,823    48,619    297,299    314,795    459,327   476,903
  Natural gas purchases                26,839    22,615    162,302    182,678    260,628   283,015
     Revenues less natural gas
     purchases (non-gas cost margin) $ 27,984  $ 26,004  $ 134,997  $ 132,117  $ 198,699  $193,888

  Operating income (loss)            $ (6,711) $ (8,636) $  28,626  $  28,034  $  58,042  $ 54,926
  Net income (loss)                    (5,867)   (7,095)    11,555     11,238     27,725    26,320

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales    8,252     6,312     54,822     53,804     84,249    84,190
    Industrial sales                    1,827     1,806      7,049      6,903      9,827     9,677
    Transportation for industrial
      customers                        12,258    13,935     37,409     41,882     50,988    56,228
      Total deliveries                 22,337    22,053     99,280    102,589    145,064   150,095
  Natural gas revenue (per decatherm)
    Residential and commercial       $   5.18  $   5.91  $    4.73  $    5.16  $    4.83  $   5.06
    Industrial sales                     2.85      3.05       2.91       3.02       2.97      2.99
    Transportation for industrial
      customers                          0.13      0.11       0.13       0.11       0.14      0.11
  Heating degree days
    Actual                                113         0      3,355      3,291      5,526     5,541
    Normal                                110       110      3,594      3,594      5,801     5,801
       Colder (warmer) than normal          3%                (7%)       (8%)       (5%)      (4%)
  Number of customers at September 30,
    Residential and commercial        670,652   647,078
    Industrial                          1,361     1,311
        Total                         672,013   648,389

The non-gas cost margin increased 8% in the third quarter and 2% in the first nine months of 1999 compared with the same periods of 1998 resulting primarily from gas volumes delivered to new customers and adjustments to deliveries for residential and commercial customers from prior periods. Temperature adjusted usage per customer was approximately 1.8 decatherms or 2% lower in the first nine months of 1999 compared with 1998. Temperatures were 7% warmer than normal in 1999 and 8% warmer than normal in 1998. However, the effect of warmer than normal temperatures on earnings has been mitigated by a weather-normalization adjustment.

The number of customers served by Questar Gas grew by 23,624 or 3.6% from a year ago to 672,013. The number of customer additions for the year ending December 31, 1999 is expected to be between 20,000 to 22,000.

Volumes delivered to industrial customers decreased in the 3-and 9-month periods of 1999 when compared with the same period of 1998 because a major steel-producing customer reduced operations. The margin earned from gas delivered to industrial customers is substantially lower than from gas delivered to residential and commercial customers.

Questar Gas' natural gas purchase costs declined 11% in the first nine months of 1999 when compared with the 1998 period due to lower commodity costs. Commodity costs dropped from $2.17 per decatherm in the third quarter of 1998 to $1.88 per decatherm in the third quarter of 1999 because of amortizing the purchase-gas cost account.
However, natural gas purchase costs rose 19% in the third quarter of 1999 over the third quarter of 1998 due to a 31% increase in gas volumes delivered to residential and commercial customers. The Company files for adjustment of purchased-gas costs with the Utah and Wyoming Public Service Commissions on a semiannual basis. Gas costs included charges from an affiliated company for removing carbon dioxide from gas in its southern system.

Operating and maintenance expenses increased $465,000 or 1% in the first nine months of 1999 compared with 1998 due primarily to higher information-technology costs. These increases were partially offset by early retirement labor-cost savings of $3 million in the 1999 period. Information-technology costs have been rising due to various projects, such as, enhanced communications, improvements in accounting and customer information systems, testing for Year 2000 issues.

Depreciation expense increased in the 1999 periods presented when compared with the 1998 periods primarily as a result of continuing investment in property, plant and equipment, including data
processing systems.   Other taxes, which include payroll taxes, were
lower in 1999 as a result of the early retirement program.

The effective income tax rate was 31.2% in 1999 and 31.7% in 1998. The Company realized $1,381,000 of tight-sands gas-production credits in the 1999 period and $1,638,000 in the 1998 period.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first nine months of 1999 was $12,589,000 less than was generated in the first nine months of 1998. The decrease in cash flow resulted primarily from timing differences in the collection of purchased gas costs and payment on account to vendors.

Investing Activities

Capital expenditures were $35,602,000 in 1999 compared with $42,233,000 in 1998. Capital expenditures for calendar year 1999 are estimated at $62.5 million.

Financing Activities

On June 30, 1999, Questar Gas received a $40 million contribution of capital from its parent company. The proceeds of the capital contribution plus cash generated from operations allowed the Company to repay $71.6 million of short-term debt borrowed from Questar Corporation. Loan balances owed to Questar as of September 30, amounted to $25.1 million in 1999 and $56.6 million in 1998. Capital expenditures for the remainder of 1999 are expected to be financed with net cash flow provided from operating activities and borrowings from Questar.

Regulatory and Other Matters

Questar Gas filed an application on November 25, 1998 with the Public Service Commission of Utah (PSCU) to recover the costs associated with a contract for the removal of a portion of the carbon dioxide from pipeline gas. The contract covers the costs of a new plant constructed and operated by an affiliate of Questar Gas. The Division of Public Utilities and the Committee of Consumer Services have filed testimony questioning the Company's decision to enter into the contract and opposing pass-through rate coverage for the costs
under the contract.   The Committee objected to any cost recovery in
rates for the plant processing costs. The case has been heard by the PSCU but no decision has been entered at this time. The contract's annual cost of service ranges between $7.5 and $8.5 million.

Declining usage of gas per customer and the increasing investment resulting from significant growth in number of customers will likely cause Questar Gas to file a general rate case in the last quarter of 1999 or early in 2000. The last general rate case filed by the Company was in 1995.

Year 2000 Issues

Questar Corporation established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K). The team identified 55 projects among Questar and its affiliated companies that were classified into application software, infrastructure, non-information technology equipment or critical third-party associations. As of September 30, 1999 those 55 projects have been assessed, remediated, tested and determined to be completed. In the process, Questar employees contacted more than 8,000 vendors and suppliers to assess their readiness to meet obligations to the Company. The estimated cost of the Y2K project is $5.1 million. Questar Gas' portion of Y2K costs is estimated to be $2.3 million.

The Company has no cause to believe that Y2K will disrupt operations, but has developed contingency plans to ensure service is not disrupted due to Y2K problems. Operators, engineers, information-technology, communications and other employees will be available during the last half of December 1999 and into January 2000, to be prepared to respond to unforeseen contingencies that may arise. Failure to correct a material Y2K problem could result in an interruption, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

The complete text of Questar Gas' Y2K disclosure can be viewed in Form 10-K for December 31, 1998, filed with the Securities and
Exchange Commission or on Questar's website at www.questar.com.

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

                              PART II

                         OTHER INFORMATION

Item 1.   Legal Proceedings.

     a. The Public Service Commission of Utah (PSCU) has not yet issued a decision on the contested application filed by Questar Gas Company (Questar Gas or the Company) seeking pass-through treatment of the processing costs incurred to remove carbon dioxide from gas volumes. See the Company's Report on Form 10-Q for the quarter ended June 30, 1999, Item 1. Legal Proceedings. The Division of Public Utilities and the Committee of Consumer Services, which are two state agencies, are opposing the Company's application. Questar Gas and both state agencies have filed written briefs on the issues. The Company estimates that it will pay approximately $7.5-$8.5 million per year in processing costs and began paying these costs when the plant opened in June of 1999.

     b. The Public Service Commission of Wyoming (PSCW) has set a calendar to consider contested issues, primarily return on equity, in the Company's general rate case. Questar Gas will submit testimony on November 19, 1999, followed by public hearings on November 29 and 30, 1999. The Company is seeking authorization for a general rate decrease of $315,872.

     c. On October 26, 1999, Questar Gas, the Division of Public Utilities, the municipality of Hilldale, and a group of the Company's industrial customers reached a settlement of the issues raised by Hilldale's request that the Company be required to transport gas volumes that would be resold by it to town residents. See the Company's Report on Form 10-Q for the quarter ended June 30, Item 1. Legal Proceedings. The settlement was subsequently approved by the PSCU on October 27, 1999, through a bench order, but the approval had not been reduced to writing as of the date of this report. Under the terms of the settlement, Questar Gas will offer municipal transportation service to cities or towns where it does not provide general service or have a franchise and where such service will not subject it to regulation by the Federal Energy Regulatory Commission
(FERC). The settlement also calls for the Company to cooperate with Hilldale in seeking a determination from the FERC about jurisdictional issues associated with Hilldale's desire to extend service to a sister community across the Arizona border.

     d. The Company filed a semi-annual pass-through application with the PSCW on November 1, 1999, seeking authorization to increase its rates effective December 1, 1999. Questar Gas's application reflects an increase in commodity costs and results in an annualized revenue increase of approximately $850,000. The Company will also request a December 1 effective date for its pass-through application that will be filed with the PSCU in mid-November.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR GAS COMPANY
                                       (Registrant)



November 10, 1999                  /s/ D. N. Rose
                                   D. N. Rose
                                   President and Chief Executive
                                   Officer


November 10, 1999                  /s/ S. E. Parks
                                   S. E. Parks
                                   Vice President, Treasurer, and
                                   Chief Financial Officer