Form 10-Q/A
period 1999-09-30
QUESTAR GAS CO
filed 1999-11-15
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q/A

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

              Class            Outstanding as of October 31, 1999
Common Stock, $2.50 par value            9,189,626 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR GAS COMPANY
                                       (Registrant)



November 15, 1999                  /s/ D. N. Rose
                                   D. N. Rose
                                   President and Chief Executive
                                   Officer


November 15, 1999                  /s/ S. E. Parks
                                   S. E. Parks
                                   Vice President, Treasurer, and
                                   Chief Financial Officer