Form 10-K
period 1999-12-31
QUESTAR GAS CO
filed 2000-03-30
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X No
State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2000: $0.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2000: 9,189,626 shares of Common Stock, $2.50 par value. (All shares are owned by Questar Regulated Services Company.)

      Registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

                            TABLE OF CONTENTS


Heading                                                             Page

                                 PART I

Items 1.
and 2.     BUSINESS AND PROPERTIES...................................  1
              General................................................  1
              Gas Distribution.......................................  1
              Gas Supply.............................................  3
              Competition, Growth and Unbundling.....................  4
              Regulation.............................................  5
              Relationships with Affiliates..........................  7
              Employees.............................................  10
              Environmental Matters.................................  10
              Research and Development............................... 10

Item 3.    LEGAL PROCEEDINGS......................................... 11

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS.......................................... 11

                                 PART II

Item 5.    MARKET FOR REGISTRANT'S EQUITY
           AND RELATED STOCKHOLDER MATTERS........................... 11

Item 6.    OMITTED................................................... 11

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATION................................................. 12

Item 8.    FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA........................................ 16

Item 9.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...................................... 16

                                PART III

Items      OMITTED................................................... 16
10-13

                                 PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K................................... 16

SIGNATURES........................................................... 34

                                FORM 10-K
                           ANNUAL REPORT, 1999

                                 PART I

ITEMS 1. and 2.  BUSINESS AND PROPERTIES

General

      Questar Gas Company (the "Company" or "Questar Gas") distributes natural gas to more than 686,000 sales and transportation customers in Utah, southwestern Wyoming, and a small section in southeastern Idaho. It is part of the Regulated Services segment within Questar Corporation ("Questar"), which is a publicly-owned and diversified energy company.

      The Company, through a predecessor, began distributing natural gas in 1929 when a pipeline was built to transport natural gas from southwestern Wyoming to Salt Lake City, Utah. Between 1929 and the present time, Questar Gas expanded its system to include over 90 percent of Utah's population and to capture a market share of over 90 percent for furnaces and water heaters within its service area.

      The Company has traditionally capitalized on two competitive advantages--owning natural gas reserves and offering a full-range of services to customers at reasonable prices. Questar Gas intends to maintain a competitive position in its traditional service area, even as deregulation and unbundling change the rules.

Gas Distribution

      As of December 31, 1999, Questar Gas was serving 686,317 residential, commercial, and industrial customers, a 3.5 percent increase from the 663,392 customers served as of the end of 1998. (Customers are defined in terms of active meters.) The Company distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Over 96 percent of the Company's customers are in Utah. Questar Gas serves the communities of Rock Springs, Green River, and Evanston in southwestern Wyoming and the community of Preston in southeastern Idaho. Questar Gas has been granted the necessary regulatory approvals by the Public Service Commission of Utah ("PSCU"), the Public Service Commission of Wyoming ("PSCW"), and the Public Utilities Commission of Idaho ("PUCI") to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

      Questar Gas added 22,925 customers in 1999, which was the sixth consecutive year in which the Company added at least 20,000 customers. Most of the customer growth was attributable to new housing, although the Company continues to add customers in its traditional and newer service areas that are converting to natural gas. The population of the Company's service area in Utah continues to grow faster than the national average. Questar Gas expects to add 17,000-20,000 customers each year until at least 2002.

      The Company's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 decatherms ("Dth") per year) uses more than 75 percent of total gas requirements in the coldest six months of the year. (A Dth is an amount of heat energy equal to 10 therms or 1 million Btu. In the Company's system, each thousand cubic feet ("Mcf") of gas equals approximately 1.045 Dth.) The Company's revenue forecasts used to set rates are based on normal temperatures. Historically, revenues and resulting net income have been affected by temperature patterns that are below or above normal. As measured in degree days, temperatures in the Company's service area were 8 percent warmer than normal in 1999, which was the sixth consecutive year in which temperatures have been warmer than normal.

      The Company's sensitivity to weather and temperature conditions has been ameliorated by adopting a weather normalization mechanism for its general service customers in Utah and Wyoming. The mechanism, which has been in effect since 1997, adjusts the non-gas cost portion of a customer's monthly bill as the actual degree days in the billing cycle are warmer or colder than normal. This mechanism reduces the sometimes dramatic fluctuations in any given customer's monthly bill from year to year due to weather variations.

      During 1999, Questar Gas sold 82.2 million decatherms ("MMDth") of natural gas to residential and commercial customers, compared to 83.2 MMDth in 1998. General service sales to residential and commercial customers were responsible for 88 percent of the Company's total revenues in 1999. The decline in sales volumes reflects a one percent decrease in the average usage of gas on a temperature-adjusted basis between 1998 and 1999. Questar Gas customers are continuing to make a transition to more efficient gas-burning appliances.

      Questar Gas has designed its distribution system and annual gas supply plan to handle design-day demand requirements. The Company periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 1999-2000 heating season, the Company used a design-day demand of 999,650 Dth for firm sales customers. Questar Gas is also obligated to have pipeline capacity, but not gas supply, for firm transportation customers; the current combined design-day requirement for supply and transportation capacity is 1,129,133 Dth. The Company's management believes that the distribution system is adequate to meet the demands of its firm customers.

      The Company's total industrial deliveries, including both sales and transportation, decreased from 65.1 MMDth in 1998 to 61.5 MMDth in 1999, reflecting a slowdown in operations by a major customer.

      The majority of interruptible sales service customers pay rates based on the Company's weighted average cost of purchased gas. Questar Gas also has an interruptible sales rate utilizing a dedicated gas portfolio.

      The Company's tariff permits industrial customers to make annual elections for interruptible sales or transportation service. Questar Gas has been providing transportation service since 1986. The Company's largest transportation customers, as measured by revenue contributions in 1999, are the Geneva Steel plant in Orem, Utah; the Kennecott copper processing operations, located in Salt Lake County; and the mineral extraction operations of Magnesium Corporation of America in Tooele County, west of Salt Lake.

      Questar Gas owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 20,696 miles of street mains, service lines, and interconnecting pipelines. The Company has consolidated many of its activities in its operations center located in Salt Lake City, Utah. Questar Gas continues to own field offices and service center facilities in other parts of its service area. It has fee title to the properties on which its operation and service centers are constructed. The mains and service lines are constructed pursuant to franchise agreements or rights-of-way.

Gas Supply

      Questar Gas owns natural gas producing properties in Wyoming, Utah and Colorado that are operated by Wexpro Company ("Wexpro") and uses the gas produced from these properties for part of its base-load demand.
The Company's investment in these properties is included in its utility rate base. Questar Gas has regulatory approval to use this "cost-of-service" gas for firm sales customers. During 1999, approximately 49 percent of the Company's firm sales requirement was satisfied with cost-of-service gas produced from over 630 wells in more than 30 fields. (As defined, cost-of-service gas includes related royalty gas.) The volumes produced from such properties are transported for the Company by Questar Pipeline Company ("Questar Pipeline"). See "Relationships with Affiliates." During 1999, 45.8 MMDth of gas were delivered from such properties, compared to 42.7 MMDth in 1998.

      The Company estimates that it had reserves of 353.4 billion cubic feet ("Bcf") of natural gas as of year-end 1999 compared to 339.8 Bcf as of year-end 1998. (These reserve numbers do not include gas attributed to royalty interest owners. Reserve numbers are typically reported in volumetric units, such as Bcf, that don't reflect heating values.) The increased reserves were attributable to revisions and extensions as a result of Wexpro's drilling activities, which more than offset the production associated with such properties. The average wellhead cost associated with gas volumes produced from the Company's cost-of-service reserves was $1.54 per Dth in 1999, which is below the average cost of purchased volumes.

      Some of the wells on the Company's producing properties qualify for special tax credits, commonly referred to as "Section 29" or "tight sands" tax credits. During 1999, Questar Gas, as the party with the economic interest in the gas produced from such wells, claimed $1.9 million in Section 29 tax credits. To qualify for the special tax credits, production must flow from wells that meet specified tight sands criteria and that commenced drilling prior to January 1, 1993. Only gas volumes produced prior to January 1, 2003, are eligible for the special tax credit.

      Questar Gas stores up to 13.3 Bcf of gas at Clay Basin, a base-load storage facility owned and operated by Questar Pipeline to provide flexibility for handling gas volumes produced from cost-of-service properties. Gas is injected into the Clay Basin storage reservoir during the summer and withdrawn during the heating season.

      Questar Gas has a balanced and diversified portfolio of gas supply contracts with a variety of suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. It also purchases gas on the spot market, primarily during the heating season. The Company's gas purchase contracts have market-based provisions and are either of short-duration or renewable on an annual basis upon agreement of the parties. Questar Gas's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In the latest purchased gas cost filing, the Company estimated that its 2000 average cost of purchased gas would be $2.61 per Dth for gas delivered to the upstream pipeline.

      Some gas supplies reaching the Company's system have a lower Btu content, which is attributable to the presence of carbon dioxide in gas volumes extracted from coal seams and the stripping of liquids at processing plants. Appliances in Questar Gas's service area have historically been set to burn gas within a certain Btu range, and customer-safety problems can occur if the Btu content of delivered gas falls outside this range. The Company has reduced its recommended set point standard for appliances. New and replacement appliances installed by heating contractors meet this standard. Questar Gas and heating contractors are systematically adjusting appliances to the new standard. To provide an appropriate transition period, Questar Gas contracted with an affiliate to construct and operate a processing plan to remove carbon dioxide from coal-seam gas, thereby increasing the Btu content. The plant became operational in mid-1999. (See "Regulation" for a discussion of regulatory proceedings involving the costs associated with this activity.)

Competition, Growth, and Unbundling

      Questar Gas has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas and with the services provided in conjunction with natural gas, has permitted the Company to retain over 90 percent of the residential space heating and water heating market in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah.

      The Company continues to focus marketing efforts to develop incremental load in existing homes and new construction. Almost all households in its service area connected to Questar Gas's system already use natural gas for space heating and water heating. Virtually 100 percent of the new homes constructed in its service area that are connected to its system use natural gas for space heating and water heating. The Company's market share for other secondary appliances, e.g., ranges and dryers, has historically been less than 30 percent.

      Questar Gas believes that it must maintain a competitive price advantage in order to retain its residential and commercial customers and to build incremental load by convincing current customers to convert additional secondary appliances to natural gas.

      Historically, the Company's competitive position has been strengthened as a result of owning natural gas producing properties and satisfying as much as approximately 40-50 percent of its system requirements with the cost-of-service gas produced from such properties. Questar Gas develops an annual gas supply plan that provides for a judicious balance between cost-of-service gas and purchased gas. The Company believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best short- and long-term interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties.

      No other distributor markets natural gas sales service in direct competition with the Company in its service area, but marketing firms are arranging direct purchase contracts between large users in the Company's service area and producers. These customers have not bypassed Questar Gas, but can take advantage of the open-access status of either the pipeline systems owned by Questar Pipeline or Kern River Gas Transmission Company ("Kern River"). The Company's sales rates are competitive when compared to other energy sources, but can be higher than the delivered price of spot-market gas volumes transported through its system to large customers.

      The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of the Company's service area and can provide an alternative delivery source to transportation customers. As of the date of this report, Questar Gas has lost no industrial load as a result of the Kern River line. The existence of the Kern River pipeline, however, coupled with the open-access status of Questar Pipeline's transmission system, has changed the nature of market conditions for the Company. Large industrial customers in Utah's Wasatch Front area could acquire taps on Kern River's system or direct taps on Questar Pipeline's system. The Company has taps on the Kern River line that enable it to obtain delivery of additional peak-day supplies to meet increasing demand. The existence and location of the Kern River pipeline system also made it possible for the Company to extend service into new areas in rural Utah and to develop a second source of supply for its central and southern Utah system.

      Questar Gas and all local distribution companies are faced with the challenges and opportunities posed by the unbundling and restructuring of traditional utility services. As a local distribution company, the Company owns and controls the lines through which gas is delivered, supplies natural gas to residential customers, measures the consumption of gas used by its customers, provides assorted services to customers, and bills for consumption and related services. The services provided by Questar Gas are packaged and priced as a "bundle." Most "unbundling" discussions focus on commodity unbundling for residential and commercial customers to separate the commodity supply from the transportation service. (Industrial customers have enjoyed the benefit of this supplier choice on the Company's system since 1986.) (See "Regulation" for a discussion of the Company's program to offer supplier choice to its Wyoming general service customers.) Questar Gas and other utilities are reviewing the long-term desirability of continuing the "merchant function" of selling natural gas to customers.

      Questar Gas has been reviewing the opportunities associated with unbundling. The Company believes that it is well-positioned to succeed in a competitive environment. Questar Gas is an efficient natural gas company, a statement that is supported by such statistics as increasing the number of customers served per employee from 475 in 1997 to 537 in 1998 and 559 in 1999. (The numbers include a proportionate share of employees in the Company's direct parent, Questar Regulated Service Company ("QRS").) Questar Gas intends to maintain its competitive position within its own service area even as it prepares for the time when it may no longer sell natural gas to customers. Questar Gas and QRS have reviewed and will continue to explore opportunities to take advantage of a favorable customer service reputation by providing additional services to new and existing customers.

Regulation

      Questar Gas and all retail distribution companies have been subject to governmental regulation as a substitute for competition. Other regulated industries--airline, trucking, telecommunication, financial service and interstate pipeline--have been and are being deregulated, and competitive market forces are forcing these industries to place more emphasis on operating efficiency. The substitution of competition for regulation is causing Questar Gas and other distribution companies to review their costs and reexamine their commitment to providing sales service.

      The Company offers its Wyoming residential and commercial customers a "supplier choice" program, which was approved by the PSCW in 1998. Under this program, general service customers have the option of selecting a different supplier of gas while purchasing transportation and associated services from Questar Gas. (The Company has allowed its industrial customers to purchase their own gas supplies and transport such supplies on its system since 1986.) As of the date of this report, no other supplier has offered to provide service under the program. Questar Gas expects to continue offering the program to its Wyoming customers and hopes that it will provide valuable information about customer preferences.

      The state of Utah and the PSCU are actively involved in reviewing the restructuring and unbundling of telephone and electric utility services. Questar Gas monitors legislative and regulatory activities focused on the unbundling of other utility services. Given its attractive rates and high customer-service ratings, the Company does not believe that its residential customers will push for rapid unbundling of gas utility service in Utah.

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

      Questar Gas has consistently endeavored to balance the costs of adding more than 20,000 customers each year with the cost savings associated with reducing labor costs, consolidating activities and utilizing new technology.

      In December of 1999, Questar Gas was disappointed to receive an order from the PSCU that denied its application to reflect certain gas-processing costs in its pass-through proceedings. The Company, in order to give its customers time to adjust the combustion settings for gas appliances in its service area to handle lower-Btu gas, determined to enhance the Btu of such gas by contracting to have carbon dioxide removed from it and agreeing to pay the costs associated with this activity. Questar Gas included the costs in its pass-through application filed in June of 1999.

      The PSCU's order forced the Company to accelerate the timing of a request for general rate relief. Questar Gas filed an application with the PSCU on December 17, 1999, requesting a total increase of $22.2 million and interim rate relief equal to the approximate amount of the annual disallowance for gas processing costs. The PSCU approved Questar Gas's request for interim relief and permitted it to collect an annualized increase of $7.065 million, subject to refund, effective January 1, 2000.

      In its general rate case application, Questar Gas is also requesting a return on equity of 12 percent (compared to its current return on equity of 11.3-11.5 percent). It pointed out that it has been 15 years since it received a significant general rate increase and noted that its net investment has increased by $305 million, its customer per employee ratio has increased from 292 to 559, and its usage per customer has decreased by 17 percent. Hearings are scheduled to begin June 5, 2000. Under Utah law, the PSCU has 240 days from the filing date--or August 14, 2000--in which to consider Questar Gas's general rate case application and issue an order concerning it.

      Questar Gas has also appealed the PSCU's decision denying it the ability to collect the processing costs as part of its pass-through proceedings. This appeal was filed after the PSCU denied the Company's request for a rehearing.

      Questar Gas supported legislative efforts to address regulatory concerns in Utah. The Utah state legislature recently adopted legislation that directs the PSCU to balance the interests of customers and investors, encourage rate-case settlements without protracted and adversarial proceedings, and consider future "known and measurable" changes when setting rates. The legislation also consolidated two regulatory agencies into one. This legislation won't become effective until July 1, 2001, and won't affect the outcome of Questar Gas's general rate case proceedings in 2000, but should provide for improved regulatory processes in the future.

      During 1999, Questar Gas also filed a general rate application to decrease its rates in Wyoming as a result of lower operating costs. After public hearings, the PSCW permitted Questar Gas to continue reflecting a return on equity of 11.83 percent in its Wyoming rates. The PSCW also authorized the Company to reflect processing costs for carbon dioxide removal in its rates.

      Both the PSCU and the PSCW have authorized the Company to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes at least as frequently as semi-annually. Questar Gas increased its rates effective December 1, 1999, in both Utah and Wyoming to collect increased gas costs.

      The Company also increased its Utah rates effective January 1, 2000, to reflect its interim general rate case order. The typical residential customer in Utah would have an annual bill of $611.19, using rates in effect as of January 1, 2000, compared to an annual bill of $564.56 using rates in effect as of July 1, 1999.

      Responsibility for gas acquisition activities involves inherent risks of regulatory scrutiny. The Company has been periodically involved in regulatory proceedings in which the prudence of its gas supply activities has been challenged Until the recent case involving processing costs, Questar Gas had successfully defended its activities and had not incurred any significant disallowance of gas supply costs.

      Under Utah law, Questar Gas must report dividends paid on its common stock to the PSCU and must allow at least 30 days between declaring and paying dividends. The PSCU can investigate any dividend declared by the Company to determine if payment of such dividend would impair its capital or service obligations. The PSCW and the PUCI, but not the PSCU, have jurisdiction to review the issuance of long-term securities by Questar Gas.

      The PSCU and PSCW have jurisdiction to examine the Company's relationships with its affiliates and the costs paid by the Company for services rendered by or goods purchased from its affiliates. A 1981 settlement agreement involving cost-of-service gas and defining certain contractual obligations between the Company and Wexpro continues to be monitored by the Division and its agents.

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

Relationships with Affiliates

      The Company has significant business relationships with affiliated companies. The following diagram shows the corporate structure of the Company and its primary affiliates:



Questar Corporation

     Questar Market Resources, Inc.

          Wexpro Company
          Questar Exploration and Production Company
          Questar Energy Trading Company
          Questar Gas Management Company

     Questar Regulated Services Company

          Questar Pipeline Company
          Questar Gas Company
          Questar Energy Services, Inc.

     Questar InfoComm, Inc.

      The Company's relationships with its primary affiliates are described below.

      Questar Regulated Services Company. The Company's direct parent, QRS, is a subholding company that was created to link Questar Gas and Questar Pipeline. The same group of officers manages all entities within the group. QRS provides various services--administrative, accounting, engineering, regulatory, legal--for all entities within it. The creation of the Regulated Services group allowed its members to lower administrative costs.

      Questar Pipeline Company. Questar Pipeline owns a two-pronged transmission system running from southwestern Wyoming and western Colorado into the Company's Utah service area. During the months of December through February of 1999-2000, Questar Gas reserved about 848,000 Dth per day or 76 percent of Questar Pipeline's reserved capacity. On an ongoing basis, the Company has 800,000 Dth per day on Questar Pipeline's system.

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

      During 1999, Questar Pipeline transported 105.5 MMDth of gas for Questar Gas, compared to 107.5 MMDth in 1998. Under Questar Pipeline's "straight fixed-variable" rate schedules, Questar Gas is obligated to pay demand charges for firm capacity, regardless of the volumes actually transported. The Company, in 1999, paid approximately $50.7 million in demand charges to Questar Pipeline for firm transportation capacity and "no notice" transportation. The Company's transportation agreement with Questar Pipeline expires on June 30, 2002.

      Questar Gas purchases storage capacity at Clay Basin, a large base-load storage facility operated by Questar Pipeline, and also has peaking storage capacity at three additional storage reservoirs owned by Questar Pipeline. The Company paid Questar Pipeline $14.0 million in demand charges during 1999 in connection with storage services.

      A subsidiary of Questar Pipeline also operates the processing plant near Price, Utah, that removes the carbon dioxide from gas volumes delivered to Questar Gas's system. During the six months of 1999 that the plant was in operation, the Company paid $3.6 million for services provided at the plant.

      Questar Energy Services, Inc. Effective January 1, 1999, Questar Energy Services, Inc. ("QES") was transferred from Questar's Market Resources unit to the Regulated Services unit. QES provides energy management equipment, installation and service contracts for commercial and industrial customers and home security systems, service contracts, and equipment financing to residential customers. The Company allows QES, for a fee, to advertise its products with bills sent to customers and to invoice its customers on utility bills.

      Questar Gas Management Company. Questar Gas Management Company ("QGM") owns the gathering facilities that were originally built to gather production from the Company's cost-of-service properties. During 1999, QGM gathered 32.1 MMDth of natural gas for Questar Gas, compared to 29.9 MMDth in 1998. During 1999, the Company paid $4.7 million for demand charges in conjunction with gathering services. Under the terms of the gathering agreement between the parties, QGM will gather gas volumes produced from cost-of-service properties for the life of such properties and charge cost-of-service rates.

      Wexpro Company. Wexpro, another company within Questar's Market Resources segment, operates certain properties owned by Questar Gas. Under the terms of a 1981 settlement agreement, which was approved by the PSCU and PSCW and upheld by the Utah Supreme Court, the Company owns gas produced from specified properties that were productive as of August 1, 1981 (the effective date of the settlement agreement). Such gas is reflected in rates at cost-of-service prices based on rates of return established by the settlement agreement. In addition, Wexpro conducts development gas drilling for Questar Gas on specified properties and is reimbursed for its costs plus a current rate of return of 21.7 percent (adjusted annually using a specified formula) on its net investment in such properties, adjusted for working capital and deferred taxes, if the wells are successful. Under the terms of the settlement agreement, the costs of unsuccessful wells are borne by Wexpro. The settlement agreement also permits Questar Gas to share income from hydrocarbon liquids produced from certain properties operated by Wexpro after Wexpro recovers its expenses and a specified rate of return. The income received by Questar Gas from Wexpro is used to reduce natural gas costs reflected in the Company's rates.

      Questar InfoComm, Inc. The Company receives data processing and telecommunication services from its affiliate, Questar InfoComm. During 1999, Questar InfoComm assisted Questar Gas in a comprehensive project to conduct the necessary testing and certification of systems for Year 2000 compliance. Questar Gas is very dependent on a customer information system and related software systems that are maintained by Questar InfoComm. Questar InfoComm's services have historically been priced to recover operating expenses and a return on investment. The Company and Questar InfoComm are working together to move to a market-oriented pricing structure.

      Other Affiliates. In addition to QGM and Wexpro, the Market Resources segment of Questar includes Questar Energy Trading and Questar Exploration and Production Company. Questar Gas does not have significant business relationships with these entities.

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

Employees

      As of December 31, 1999, the Company had 931 employees, compared to 946 at year-end 1998. Regulated Services, the Company's parent, has 431 employees (compared to 434 at year-end 1998) who perform specified services, e.g., administrative, legal, accounting, budget, regulatory affairs, for Questar Gas, Questar Pipeline and QES. The Company's employees are nonunion employees who are not represented under collective bargaining agreements. Employee relations are generally deemed to be satisfactory.

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

      Questar Gas emphasizes the environmental advantages of natural gas. The Company's marketing campaigns have featured the clean-burning characteristics of natural gas fireplaces. Natural gas vehicles are also being encouraged on the basis of environmental considerations.

Research and Development

      The Company conducts studies of gas conversion equipment, gas piping, and engines using natural gas and has funded demonstration projects using such equipment. The total dollar amount spent by the Company on research activities is not material.

ITEM 3.  LEGAL PROCEEDINGS

      Questar Gas is involved in various legal and regulatory proceedings. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's financial position or liquidity.

      As a result of acquiring Questar Pipeline's gas purchase contracts, the Company is responsible for the judgment rendered against Questar Pipeline (the named party) in a lawsuit that was tried before a jury in Wyoming's federal district court in 1994. The presiding judge entered a judgment as a matter of law that vacated most portions of the original jury verdict against Questar Pipeline. The Tenth Circuit Court of Appeals, in early 2000, reinstated some portions of the original jury verdict. Specifically, the appellate court reversed the trial court's judgment on take-or-pay, breach of contract, intentional interference with a contract, and price on deregulation claims. The Tenth Circuit upheld the district court's determinations on duty to decontrol, working interest ownership, and stolen gas claims.

      Questar Gas has paid approximately $5.1 million to satisfy the judgment; the producer has accepted the payment subject to his ongoing dispute about its calculation. The Company will include any amounts that it pays to satisfy the judgment in its gas purchase balancing account.

      The producer filed another case against the Company and its affiliates in 1997. This case includes claims of fraud and antitrust violation in addition to the same claims heard in the first case for a subsequent period of time. The case, which was also filed in Wyoming's federal district court, was stayed pending the Tenth Circuit's decision, although the district court did rule favorably on some issues in a partial summary judgment motion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of its stockholders during the last quarter of 1999.


                                 Part II

ITEM 5.  MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

      All of the Company's outstanding shares of common stock, $2.50 par value, are owned by Regulated Services. Information concerning the dividends paid on such stock and the ability to pay dividends is reported in the Statements of Common Shareholder's Equity and the Notes to Financial Statements included in Item 8.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Natural Gas Distribution - Questar Gas conducts natural gas distribution operations. Following is a summary of financial results and operating information:

                                                                   Year Ended December 31,
                                                           1999        1998        1997
                                                       (Dollars In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales                        $396,882    $425,452    $399,174
  Industrial sales                                          28,938      29,555      24,459
  Industrial transportation                                  6,594       6,480       6,491
  Other                                                     17,523      15,336      18,099
        Total revenues                                     449,937     476,823     448,223
  Natural gas purchases                                    257,265     281,004     248,933
        Margin                                             192,672     195,819     199,290

Operating expenses
  Operating and maintenance                                103,308      96,923     101,719
  Depreciation and amortization                             36,426      33,261      31,160
  Other taxes                                                7,625       8,185       8,174
        Total expenses                                     147,359     138,369     141,053
          Operating income                                 $45,313     $57,450     $58,237

OPERATING STATISTICS
Natural gas volumes (in MDth)
  Residential and commercial sales                          82,201      83,231      85,747
  Industrial deliveries
    Sales                                                    9,823       9,681       9,523
    Transportation                                          51,643      55,461      51,313
      Total industrial                                      61,466      65,142      60,836
        Total deliveries                                   143,667     148,373     146,583
Natural gas revenue (per Dth)
  Residential and commercial                                 $4.83       $5.11       $4.66
  Industrial sales                                            2.95        3.05        2.57
  Transportation for industrial
   customers                                                  0.13        0.12        0.13
System natural gas cost (per Dth)                            $2.61       $2.57       $2.62
Heating degree days (normal 5,801)                           5,317       5,462       5,465
  Warmer than normal                                             8%          6%          6%
Number of customers at December 31,
   Residential and commercial                              684,950     662,084     640,496
   Industrial                                                1,367       1,308       1,200
                                                           686,317     663,392     641,696

Questar Gas' operating income was 21% lower in 1999 when compared with 1998 primarily due to lower gas usage per customer, higher operating expenses to serve a rapidly growing customer base and a disallowance of rate coverage in Utah of certain already incurred gas-processing costs. The Public Service Commission of Utah (PSCU) denied Questar Gas' request to recover $3.6 million of expenses incurred in the second half of 1999 for the removal of carbon dioxide from a portion of its gas supply. The Company asked for recovery of these costs as part of its semiannual gas-cost filing. The action of the PSCU, combined with lower usage per customer, prompted Questar Gas to file a general rate case in December 1999. The Company is seeking $22 million of rate relief for the impact of lower usage per customer, gas processing costs, higher costs of serving new customers and other costs. The Wyoming Public Service Commission approved recovery of gas-processing costs.

As part of the Utah general rate case, Questar Gas requested and received interim rate relief of $7.1 million effective January 1, 2000. The interim rate relief will be collected subject to refund pending the PSCU's final order that must be issued under state law by August 14, 2000.

Usage per residential customer was two decatherms or 1.5% lower in 1999 compared with 1998 and ten decatherms or 7% lower in 1998 compared with 1997. Usage per customer is calculated on a temperature-adjusted basis. Temperatures were warmer than normal in 1999. However, the financial impact of warmer weather has been minimized because of a weather normalization adjustment in rates. Questar Gas added 22,925 customers, resulting in a 3.5% growth rate in 1999, and 21,696 customers, or a 3.4% growth rate in 1998. Customer additions in 2000 are expected to reach 20,000 to 21,000.

Gas deliveries to industrial customers decreased by 6% in 1999 in part because a major steel-producing customer reduced operations and filed for protection under the bankruptcy laws. Industrial deliveries increased in 1998 compared with 1997 due to the effects of a strong regional economy. Margins from gas delivered to industrial customers, either for gas sold or transported, are substantially lower than from gas delivered to residential and commercial customers.

Operating and maintenance expenses were 7% higher in 1999. Increased costs associated with serving a growing number of customers were partially offset by lower labor costs. Labor costs were about $3 million lower in 1999 as a result of an early retirement program effective July 31, 1998. Depreciation increased 10% in 1999, reflecting additional investment in facilities and information-technology to serve a growing number of customers.

The effective income tax rate was 31.9% in 1999, 33.5% in 1998 and 31.7% in 1997. The effective income tax rate was below the combined federal and state statutory rate of about 38% primarily due to income tax credits related to production of gas from certain properties. These credits amounted to $1,872,000 in 1999, $2,217,000 in 1998 and $2,686,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities decreased in 1999 compared with 1998 due primarily to a collection of about $35 million of purchased-gas costs in 1998, which was not repeated in 1999.

Investing Activities

Following is a summary of capital expenditures for 1999 and 1998, and a forecast of 2000 expenditures.

                                                          2000
                                                         Forecast      1999        1998
                                                                   (In Thousands)
     New-customer service                                  $34,851     $40,632     $35,106
     Distribution system                                    10,787       9,445      15,338
     Computer software and hardware                          5,119       4,170      14,859
     General                                                12,528      14,200      11,025
                                                           $63,285     $68,447     $76,328

Expansion of the distribution system in response to the rapid growth in the number of customers was the focus of capital spending. The distribution system was extended by 720 miles of main, feeder and service lines.

Financing Activities

Questar Gas generated sufficient net cash provided from operating activities to fund 95% of its 1999 capital expenditures. In addition, the Company received a $40 million equity investment from
its parent company in 1999.   Forecasted 2000 capital expenditures
are expected to be financed with net cash provided from operations and borrowings from Questar.

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $79.3 million at December 31, 1999 with an average interest rate of 6.61% and $96.7 million at December 31, 1998 with an interest rate of 5.71%.

The Company typically has negative net working capital at December 31 because of short-term borrowings. These borrowings are seasonal and generally peak at the end of the year because of cold-weather gas purchases.

Questar Gas' capital structure at December 31, 1999 was composed of 46% long-term debt and 54% common equity. Moody's and Standard and Poor's have rated the Company's long-term debt A1 and A+, respectively.

Year 2000

Questar Corporation established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K). The team identified 55 projects among Questar and its affiliated companies that were assessed, remediated, tested and determined to be completed. In the process, Questar employees contacted more than 8,000 vendors and suppliers to assess their readiness to meet obligations to Questar. The cost of the Y2K project was approximately $5.1 million and Questar Gas' portion was $2.2 million.

Questar did not experience a disruption of operations because of Y2K. Preparation for Y2K provided several benefits. Questar completed an inventory of its primary systems and a testing laboratory. Systems were tested and remediated where necessary. The testing laboratory will become an important part of information-technology management. In response to the Y2K challenge, business contingency plans were revised and successfully tested.

Forward-Looking Statements

The Form 10-K contains forward-looking statements about future operations, capital spending, regulatory matters and expectations of Questar Gas. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those discussed in forward-looking statements include changes in general economic conditions, gas prices and availability of gas supplies, competition, regulatory issues, weather conditions and other factors beyond the control of the Company. These other factors include the rate of inflation and adverse changes in the business or financial condition of the Company.

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

  10.2.*3Joint Annual Management Incentive Plan adopted by Questar Gas
         Company, Questar Pipeline Company, and Questar Regulated
         Services Company as amended and restated effective May 18, 1999. (Exhibit No. 10.1. to Form 10-Q Report for Quarter Ended June 30, 1999.)

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

     (b) Questar Gas Company filed a Current Report on Form 8-K dated December 8, 1999, reporting the decision rendered by the PSCU denying the Company's application to include certain processing costs in costs that are passed through to customers.


                       ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14(a) (1) and (2), and (d)

                      LIST OF FINANCIAL STATEMENTS

               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      YEAR ENDED DECEMBER 31, 1999

                           QUESTAR GAS COMPANY

                          SALT LAKE CITY, UTAH

FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR GAS COMPANY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following financial statements of Questar Gas Company are included in Item 8:

      Statements of income, Years ended December 31, 1999, 1998 and 1997

      Balance sheets, December 31, 1999 and 1998

      Statements of common shareholder's equity, Years ended December 31, 1999, 1998 and 1997

      Statements of cash flows, Years ended December 31, 1999, 1998 and
      1997

      Notes to financial statements

Financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.

                     Report of Independent Auditors

Board of Directors
Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 1999 and 1998, and the related statements of income and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with audit standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                             /s/ Ernst & Young


Salt Lake City, Utah
February 7, 2000

QUESTAR GAS COMPANY
STATEMENTS OF INCOME

                                                                   Year Ended December 31,
                                                           1999         1998         1997
                                                                   (In Thousands)
REVENUES
  From unaffiliated customers                             $447,606      $475,754    $445,684
  From affiliated companies                                  2,331         1,069       2,539
                                                           449,937       476,823     448,223

OPERATING EXPENSES
  Natural gas purchases
    From affiliated companies                              150,960       142,699     137,062
    From unaffiliated parties                              106,305       138,305     111,871
      Total natural gas purchases                          257,265       281,004     248,933
  Operating and maintenance                                103,308        96,923     101,719
  Depreciation and amortization                             36,426        33,261      31,160
  Other taxes                                                7,625         8,185       8,174

    TOTAL OPERATING EXPENSES                               404,624       419,373     389,986

    OPERATING INCOME                                        45,313        57,450      58,237

INTEREST AND OTHER INCOME                                    2,980         3,566       3,388

DEBT EXPENSE                                               (20,062)      (19,792)    (19,119)

    INCOME BEFORE INCOME TAXES                              28,231        41,224      42,506

INCOME TAXES                                                 9,012        13,816      13,492

    NET INCOME                                             $19,219       $27,408     $29,014

See notes to financial statements.

QUESTAR GAS COMPANY
BALANCE SHEETS

ASSETS
                                                                    December 31,
                                                                        1999         1998
                                                                   (In Thousands)
CURRENT ASSETS
  Cash and short-term investments                                         $1,708      $3,326
  Accounts receivable                                                     44,549      43,280
  Unbilled gas accounts receivable                                        37,287      36,444
  Accounts receivable from affiliates                                      1,262         788
  Inventories, at lower of average cost or market
    Gas stored underground                                                18,497      18,248
    Materials and supplies                                                 3,183       4,048
      Total inventories                                                   21,680      22,296
  Purchased-gas adjustments                                                  432       2,067
  Prepaid expenses and deposits                                            3,168       2,838
    TOTAL CURRENT ASSETS                                                 110,086     111,039

PROPERTY, PLANT AND EQUIPMENT
  Distribution                                                           725,874     685,710
  Production                                                              97,870      97,870
  General                                                                121,421     115,117
  Construction in progress                                                68,434      49,583
                                                                       1,013,599     948,280
  Less allowances for depreciation
   and amortization                                                      421,111     382,657
    NET PROPERTY, PLANT AND EQUIPMENT                                    592,488     565,623

OTHER ASSETS
  Income taxes recoverable from customers                                  7,304       5,050
  Unamortized costs of reacquired debt                                     8,115       8,609
  Other                                                                    5,559      10,194
    TOTAL OTHER ASSETS                                                    20,978      23,853

                                                                        $723,552    $700,515

LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                    December 31,
                                                                        1999         1998
                                                                   (In Thousands)
CURRENT LIABILITIES
  Notes payable to Questar                                               $79,300     $96,700
  Accounts payable and accrued expenses
    Accounts and other payables                                           34,369      41,756
    Accounts payable to affiliates                                        22,396      17,240
    Federal income taxes                                                   2,966       2,113
    Other taxes                                                            4,915       5,612
    Interest                                                               4,476       4,567
      Total accounts payable and
       accrued expenses                                                   69,122      71,288
    TOTAL CURRENT LIABILITIES                                            148,422     167,988

LONG-TERM DEBT                                                           225,000     225,000

OTHER LIABILITIES                                                          1,394         330

DEFERRED INVESTMENT TAX CREDITS                                            5,630       6,011

DEFERRED INCOME TAXES                                                     79,713      74,012

COMMITMENTS AND CONTINGENCIES - Note 6

COMMON SHAREHOLDER'S EQUITY
  Common stock - par value $2.50 per share;
  authorized 50 million shares; 9,189,626
  issued and outstanding                                                  22,974      22,974
  Additional paid-in capital                                              81,875      41,875
  Retained earnings                                                      158,544     162,325
    TOTAL COMMON SHAREHOLDER'S EQUITY                                    263,393     227,174

                                                                        $723,552    $700,515

See notes to financial statements.

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

                                                                     Additional
                                                          Common      Paid-in      Retained
                                                          Stock       Capital      Earnings
                                                                   (In Thousands)
Balances at January 1, 1997                                $22,974       $41,875    $151,393
  1997 net income                                                                     29,014
  Payment of dividends
    Preferred stock                                                                     (192)
    Common stock                                                                     (22,750)
  Premium paid on retired
   preferred stock                                                                       (48)
Balances at December 31, 1997                               22,974        41,875     157,417
  1998 net income                                                                     27,408
  Payment of dividends                                                               (22,500)
Balances at December 31, 1998                               22,974        41,875     162,325
  1999 net income                                                                     19,219
  Capital contribution                                                    40,000
  Payment of dividends                                                               (23,000)
Balances at December 31, 1999                              $22,974       $81,875    $158,544

See notes to financial statements.

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31,
                                                           1999         1998         1997
                                                       (In Thousand)
OPERATING ACTIVITIES
  Net income                                               $19,219       $27,408     $29,014
  Depreciation and amortization                             39,479        35,772      33,739
  Deferred income taxes                                      5,701        (6,705)      6,180
  Deferred investment tax credits                             (381)         (381)       (382)
                                                            64,018        56,094      68,551
  Changes in operating assets and
      liabilities
    Accounts receivable                                     (2,586)        5,975     (24,425)
    Inventories                                                616        (1,949)     (5,052)
    Prepaid expenses and deposits                             (330)        1,518         155
    Accounts payable and
     accrued expenses                                       (3,019)        7,800      (5,183)
    Federal income taxes                                       853          (999)      4,221
    Purchased-gas adjustments                                1,635        35,184     (13,041)
    Other                                                    3,939        (8,024)     (3,722)
    NET CASH PROVIDED FROM
       OPERATING ACTIVITIES                                 65,126        95,599      21,504

INVESTING ACTIVITIES
  Capital expenditures                                     (68,447)      (76,328)    (65,375)
  Proceeds from disposition of property,
    plant and equipment                                      2,103         3,108       2,761
     NET CASH USED IN INVESTING
       ACTIVITIES                                          (66,344)      (73,220)    (62,614)

FINANCING ACTIVITIES
  Redemption of preferred stock                                                       (4,876)
  Issuance of long-term debt                                                          50,000
  Capital contribution                                      40,000
  Change in notes payable to Questar                       (17,400)       (3,300)     23,800
  Payment of dividends                                     (23,000)      (22,500)    (22,942)
    NET CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                                    (400)      (25,800)     45,982
    Change in cash and short-term
       investments                                          (1,618)       (3,421)      4,872
Beginning cash and short-term
  investments                                                3,326         6,747       1,875
    ENDING CASH AND SHORT-TERM
       INVESTMENTS                                          $1,708        $3,326      $6,747

See notes to financial statements.

QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Questar Gas Company (the Company or Questar Gas), is a wholly-owned subsidiary of Questar Regulated Services Company (Regulated Services). Regulated Services is a holding company and wholly-owned subsidiary of Questar Corporation (Questar). Regulated Services was organized in 1996 and provides administrative, accounting, engineering, legal and regulatory functions for its three subsidiaries, Questar Gas, Questar Pipeline Company (Questar Pipeline) and Questar Energy Service. Significant accounting policies are presented below.

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. The provision for depreciation and amortization is based upon rates which will systematically charge the costs of assets over their estimated useful lives. The costs of natural gas distribution property, plant and equipment, excluding gas wells, are amortized using the straight-line method ranging from 3% to 33% per year and averaging 4.2% in 1999. The costs of gas wells were amortized using the units-of-production method at $.15 per Mcf of natural gas production in 1999.

Allowance for Funds Used During Construction: The Company capitalized the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities amounting to $358,000 in 1999, $797,000 in 1998 and $261,000 in 1997.

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

Note 2 - Debt

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $79.3 million at December 31, 1999 with an average interest rate of 6.61% and $96.7 million at December 31, 1998 with an interest rate of 5.71%.

Questar Gas' long-term debt consists of medium-term notes with interest rates ranging from 6.85% to 8.43%, due 2007 to 2024. There are no maturities of long-term debt for the five years following December 31, 1999 and no long-term debt provisions restricting the payment of dividends.

Cash paid for interest was $19,906,000 in 1999, $19,963,000 in 1998 and  $17,933,000 in 1997.

Note 3 - Financial Instruments and Credit Management

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                       December 31, 1999         December 31, 1998
                                                          Book       Estimated      Book       Estimated
                                                          Value      Fair Value     Value     Fair Value
                                                                   (In Thousands)
Financial assets
    Cash and short-term investments                         $1,708        $1,708      $3,326       $3,326
Financial liabilities
    Short-term loans                                        79,300        79,300      96,700       96,700
    Long-term debt                                         225,000       222,582     225,000      257,766


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

Credit Risk: Questar Gas' primary market area is the Rocky Mountain region of the United States. Exposure to credit risk may be impacted by the concentration of customers in this region due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses.

Note 4 - Income Taxes

The components of income taxes were as follows:

                                                                   Year Ended December 31,
                                                           1999         1998         1997
                                                       (In Thousands)
Federal
  Current                                                     $935       $16,773      $5,334
  Deferred                                                   6,948        (5,057)      6,636
State
  Current                                                    1,233         2,876       1,107
  Deferred                                                     277          (395)        797
Deferred investment tax credits                               (381)         (381)       (382)
                                                            $9,012       $13,816     $13,492

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate of 35% to income before income taxes is explained as follows:

                                                                   Year Ended December 31,
                                                           1999         1998         1997
                                                       (In Thousands)
  Income before income taxes                               $28,231       $41,224     $42,506

  Federal income taxes at statutory rate                    $9,881       $14,428     $14,877
  State income taxes, net of federal
    income tax benefit                                         982         1,613       1,155
  Tight-sands gas production credits                        (1,872)       (2,217)     (2,686)
  Investment-tax credits                                      (381)         (381)       (382)
  Deferred taxes related to regulated
    assets for which deferred taxes were
    not provided in prior years                                921           922         921
  Other                                                       (519)         (549)       (393)
    Income tax expense                                      $9,012       $13,816     $13,492

Effective income tax rate                                     31.9%         33.5%       31.7%

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                       December 31,
                                                           1999         1998
                                                       (In Thousands)
Deferred tax liabilities
  Property, plant and equipment                            $77,655       $77,519
  Other                                                      6,433         7,491
    Total deferred tax liabilities                          84,088        85,010

Deferred tax assets
  Alternative minimum tax and production
    credit carryovers                                                      6,056
  Deferred ITC and other                                     4,375         4,942
    Total deferred tax assets                                4,375        10,998
       Net deferred tax liabilities                        $79,713       $74,012

Cash paid for income taxes was $2,133,000 in 1999, $18,985,000 in 1998 and $1,516,000 in 1997.

Note 5 - Rate Matters

In a gas-cost pass-through filing, the Public Service Commission of Utah (PSCU) denied on December 3, 1999, Questar Gas' request to recover, as part of its gas costs, the cost of removing carbon dioxide from gas processed at a new plant constructed and operated by an affiliated company. Some of the natural gas Questar Gas delivers to its customers must be processed to remove carbon dioxide, ensuring a natural gas composition that can operate safely and efficiently in customers' appliances. These gas-processing costs were estimated at about $7.5 million annually. Questar Gas has since included gas-processing costs in a general rate case filed December 17, 1999. Questar Gas has filed an appeal of the PSCU's decision with the Utah Supreme Court.

The PSCU on November 12, 1999 approved on an interim basis an annualized gas cost increase of approximately $36.9 million
effective December 1, 1999.   However, the PSCU disallowed rate
coverage for $3.6 million of processing charges incurred in 1999 on the basis that these costs are more appropriately considered in a general rate case.

Questar Gas filed a general rate case December 17, 1999 requesting $22 million of general rate relief and also asked for $7.1 million of interim rate relief. Higher costs of serving customers, inclusion of charges for the removal of carbon dioxide from part of the gas supply and lower gas usage per customer were cited among the reasons for requesting rate relief. The PSCU granted $7.1 million of interim rate relief effective January 1, 2000. Hearings have been scheduled for June 5 through June 7 of 2000. The interim relief is subject to refund, pending the commission's final order that must be issued by August 2000. Questar Gas last filed a full general rate case in 1995.

The Public Service Commission of Wyoming (PSCW) in February 2000 reaffirmed Questar's 11.83% authorized return on equity in a general rate case filing and approved the Company's request for a $377,000 rate reduction. The PSCW's rate-ruling also allowed the Company to transfer the recovery of gas-processing costs from gas costs to general rates beginning April 2000. Cost efficiencies and slower population growth in Wyoming compared with Utah, enabled Questar Gas to reduce its rates in Wyoming.

The Utah legislature enacted major legislation that will restructure the state's regulatory process. The legislation creates a clear public policy to balance the needs of consumers for safe, reliable utility services at a fair price with the utilities' needs to earn fair, competitive returns. The regulatory process will be streamlined through the merging of the Division of Public Utilities and the Committee of Consumer Services into a new organization, the Office of Public Advocate. The legislation establishes a settlement process that encourages more settlements of rate matters. The legislation also requires that post test-year known and measurable changes of test year information be taken into consideration in setting rates. The legislation will not go into effect until July 1, 2001.

Note 6 - Litigation and Commitments

Questar and its affiliates are involved in several cases filed by an independent producer, Jack Grynberg. The first case resulted in an adverse jury verdict in 1994; the presiding federal district court judge in Wyoming entered a judgment as a matter of law that vacated most portions of the original jury verdicts. The Tenth Circuit Court of Appeals, in January of 2000, reinstated some portions of the original jury verdict. Specifically, the appellate court reversed the trial court's judgment on take-or-pay, breach of contract, intentional interference with a contract, and price on deregulation claims. The Tenth Circuit upheld the district court's determination on duty to decontrol, working interest ownership, and stolen gas claims.

Questar Gas, as a result of acquiring Questar Pipeline's gas purchase contracts, is liable for the judgment, which it estimates at $5.1 million, when interest is added to the portions of the jury verdict that were reinstated on appeal. Questar Gas will account for the amounts that it is required to pay to Grynberg in its gas purchase balancing account.

Grynberg filed a second case before the same federal district court in 1997, alleging new claims, including antitrust and fraud, in addition to the same claims raised in the initial litigation for a later period of time. This case has been stayed pending the outcome of the Tenth Circuit appeal, although the district court did rule favorably on Questar's motion for a partial summary judgment.

Questar affiliates are also named defendants in a lawsuit filed by Grynberg under the Federal False Claims Act. This case and the 75 substantially similar cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial rulings in Wyoming federal district court. The cases involve allegations of industry-wide mismanagement of the value of gas on which royalty payments are due the federal government. The complaint also seeks treble damages and imposition of civil penalties.

It is too early to estimate the outcome of the various cases filed by Grynberg against Questar affiliates, with the exception of the first case that has been resolved by the Tenth Circuit.

There are various legal proceedings against the Company. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Questar Gas employs a diversified gas supply portfolio comprised of company-owned gas reserves and purchases from other suppliers. Historically, company-owned reserves have accounted for 45% to 50% of the yearly gas supply needs. The remaining gas supply is purchased predominately using one-year contracts which are renegotiated each year prior to the heating season. In addition, Questar Gas makes use of various storage arrangements to meet peak gas demand during certain times of the heating season. Each year, Questar Gas purchases significant quantities of natural gas under numerous gas-purchase contracts with varying terms and conditions. Purchases under these agreements totaled $93 million in 1999, $100 million in 1998 and $122.1 million in 1997.

Note 7 - Employee Benefits

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

Questar Gas' portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 1999, Questar's fair value of plan assets exceeded the accumulated benefit obligation.

Eligible employees in Regulated Services were offered an
early-retirement program that was effective July 31, 1998.
Enhanced benefits were paid to 178 employees taking advantage of
the offer.   Costs associated with the early-retirement program are
being amortized over a five-year period in accordance with past regulatory treatment.

Pension expense was $1,735,000 in 1999, $1,865,000 in 1998 and
$1,847,000 in 1997.

Postretirement Benefits Other Than Pensions: Generally postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. Questar Gas pays a portion of postretirement health-care costs benefits as determined by an employee's years of service and limited to 170% of the 1992 contribution. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, and corporate and U.S. government debt obligations. The Company is amortizing the transition obligation over a 20-year period, which began in 1992. The cost of postretirement benefits other than pensions was $1,150,000 in 1999, $1,844,000 in 1998 and $1,993,000 in 1997. Both the PSCU and the
PSCW allow Questar Gas to recover these costs if the amounts are funded in an external trust.

The Company's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. The PSCU and the PSCW have allowed Questar Gas to recover postemployment costs that were accumulated through December 31, 1994 in future rates. At December 31, 1999, the Company had a $520,000 regulatory asset that it is amortizing over the next five years.

Employee Investment Plan: Questar Gas participates in Questar's Employee Investment Plan (ESOP), which allows eligible employees to purchase Questar common stock or other investments through payroll deduction. The Company makes contributions of Questar common stock to the ESOP of approximately 80%, 75% prior to 1999, of the employees' eligible purchases and contributes an additional $200 of common stock in the name of each eligible employee. The Company's expense and contribution to the plan was $1,596,000 in 1999, $1,616,000 in 1998 and $1,552,000 in 1997.

Note 8 - Related Party Transactions

Regulated Services provides administrative, technical and accounting support to Questar Gas. The cost of this support was $37,534,000 in 1999, $24,935,000 in 1998 and $26,061,000 in 1997.
The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on several methods dictated by the nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas has reserved transportation capacity on Questar Pipeline's system of approximately 848,000 decatherms per day and paid an annual demand charge of approximately $50.7 million for this reservation. Questar Gas releases excess capacity to its industrial transportation or other customers and receives a credit from Questar Pipeline for the released-capacity revenues and a portion of Questar Pipeline's interruptible-transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $71,636,000 in 1999, $67,528,000 in 1998 and
$64,924,000 in 1997, which included demand charges. The costs of these services were included in natural gas purchases.

Wexpro, an affiliated company, operates certain properties owned by Questar Gas under the terms of the Wexpro Settlement Agreement.
The Company receives a portion of Wexpro's income from oil operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $2,306,000 in 1999, $1,050,000 in 1998 and $2,347,000 in 1997.
Questar Gas paid Wexpro for the operation of gas properties owned by Questar Gas. These costs are included in natural gas purchases and amounted to $62,299,000 in 1999, $58,482,000 in 1998 and
$49,887,000 in 1997.

Also included in natural gas purchases are amounts paid to Questar Gas Management, an affiliate, for gathering of Company-owned gas and purchased gas. These costs amounted to $9,045,000 in 1999, $9,047,000 in 1998 and $12,472,000 in 1997. Questar Gas purchased various other field-related services from Questar Gas Management amounting to $755,000 in 1999, $418,000 in 1998 and $1,167,000 in
1997.

Questar Gas purchased noncost-of-service gas from Wexpro amounting to $30,000 in 1999, $99,000 in 1998 and $133,000 in 1997. Also,
Questar Gas purchased gas from Questar Energy Trading amounting to $7,190,000 in 1999, $7,125,000 in 1998 and $9,078,000 in 1997.

Questar Gas has a 12-year lease with an option to renew with an affiliate for some space in an office building located in Salt Lake City, Utah. The annual lease payment in 1999 and for the next four years is $1,155,000.

Questar InfoComm Inc. is an affiliated company that provides data processing and communication services to Questar Gas. Direct charges paid by the Company to Questar InfoComm were $13,700,000 in 1999, $16,480,000 in 1998 and $19,875,000 in 1997.

Questar charged Questar Gas for certain administrative functions amounting to $4,981,000 in 1999, $4,714,000 in 1998 and $5,518,000
in 1997. These costs are included in operating and maintenance expenses and are allocated based on each affiliated company's proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Gas incurred debt expense to Questar of $1,922,000 in 1999, $2,403,000 in 1998 and $3,575,000 in 1997. The Company received interest income from affiliated companies of $12,000 in 1999 and $126,000 in 1997.

Note 9 - Oil and Gas Producing Activities (Unaudited)

The following information discusses the Company's oil and gas producing activities. All of the properties are cost-of-service properties with the return on investment established by state regulatory agencies. Questar Gas has not incurred any costs for oil and gas producing activities for the three years ended December 31, 1999. The Company owns an interest in 495 gas wells, 196 on a net
interest basis.   Three gross-count wells have multiple
completions. Wexpro develops and produces gas reserves owned by the Company. See Note 8 for the amounts paid by Questar Gas to Wexpro.

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

                                                         Natural
                                                           Gas          Oil
                                                           (In          (In
                                                         Million     Thousands
                                                       Cubic Feet)  of Barrels)
  Proved Developed Reserves
    Balance at January 1, 1997                             359,877           564
      Revisions of estimates                                 7,008            41
      Extensions and discoveries                             7,439            28
      Production                                           (37,454)          (24)
    Balance at December 31, 1997                           336,870           609
      Revisions of estimates                                15,061           (12)
      Extensions and discoveries                            24,987            45
      Production                                           (37,138)          (59)
    Balance at December 31, 1998                           339,780           583
      Revisions of estimates                                 5,813           261
      Extensions and discoveries                            46,736
      Production                                           (38,890)          (68)
    Balance at December 31, 1999                           353,439           776

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2000.

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


March 28, 2000                   *By /s/ D. N. Rose
  Date                                D. N. Rose, Attorney in Fact

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

  10.2.*3 Joint Annual Management Incentive Plan adopted by Questar Gas Company, Questar Pipeline Company, and Questar
             Regulated Services Company as amended and restated effective May 18, 1999. (Exhibit No. 10.1. to Form 10-Q Report for Quarter Ended June 30, 1999.)

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

     (b) Questar Gas Company filed a Current Report on Form 8-K dated December 8, 1999, reporting the decision rendered by the PSCU denying the Company's application to include certain processing costs in costs that are passed through to customers.