Form 10-Q
period 2000-03-31
QUESTAR GAS CO
filed 2000-05-15
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

 (Mark One)

x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MARCH 31, 2000.

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

           Class                  Outstanding as of April 30, 2000
 Common Stock, $2.50 par value                9,189,626 shares

 Registrant meets the conditions set forth in General Instruction
 H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                      3 Months Ended              12 Months Ended
                                        March 31,                    March 31,
                                           2000          1999          2000           1999
                                      (In Thousands)
REVENUES                               $    200,520  $    172,302  $     478,155  $    457,336

OPERATING EXPENSES
  Natural gas purchases                     122,430        98,722        280,973       261,628
  Operating and maintenance                  26,171        24,881        104,598        96,527
  Depreciation                                9,181         8,666         36,941        34,096
  Other taxes                                 3,989         2,226          9,388         8,039

    TOTAL OPERATING EXPENSES                161,771       134,495        431,900       400,290

    OPERATING INCOME                         38,749        37,807         46,255        57,046

INTEREST AND OTHER INCOME                       429           505          2,904         3,339

DEBT EXPENSE                                 (5,177)       (5,105)       (20,134)      (19,771)

       INCOME BEFORE INCOME
          TAXES                              34,001        33,207         29,025        40,614

INCOME TAXES                                 13,286        12,949          9,349        13,662

         NET INCOME                    $     20,715  $     20,258  $      19,676  $     26,952

See note to financial statements

CONDENSED BALANCE SHEETS

                                        March 31,                  December 31,
                                           2000          1999          1999
                                       (Unaudited)
                                      (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                                  $       1,708
  Accounts receivable                  $     94,086  $     76,298         83,098
  Inventories                                10,689        12,996         21,680
  Purchased-gas adjustments                                                  432
  Other current assets                        2,533         2,231          3,168
    Total current assets                    107,308        91,525        110,086

Property, plant and equipment             1,023,075       950,684      1,013,599
Less allowances for
     depreciation                           430,474       392,018        421,111
  Net property, plant and
        equipment                           592,601       558,666        592,488

Other assets                                 19,326        22,604         20,978

                                       $    719,235  $    672,795  $     723,552

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess
    of cash balances                   $      2,456  $      2,557
  Notes payable to Questar
    Corporation                              39,700        48,800  $      79,300
  Accounts payable and accrued
    expenses                                 78,943        67,030         69,122
  Purchased-gas adjustments                  15,065        12,598
    Total current liabilities               136,164       130,985        148,422

Long-term debt                              225,000       225,000        225,000
Other liabilities                             1,314         1,603          1,394
Deferred income taxes and investment
  tax credits                                78,524        73,525         85,343

Common shareholder's equity
  Common stock                               22,974        22,974         22,974
  Additional paid-in capital                 81,875        41,875         81,875
  Retained earnings                         173,384       176,833        158,544
    Total common shareholder's equity       278,233       241,682        263,393

                                       $    719,235  $    672,795  $     723,552

See note to financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    3 Months Ended
                                                      March 31,
                                                         2000          1999
                                                    (In Thousands)
OPERATING ACTIVITIES
  Net income                                         $     20,715  $      20,258
  Depreciation                                             10,024          9,362
  Deferred income taxes and investment
    tax credits                                            (6,819)        (6,498)
                                                           23,920         23,122
  Change in operating assets and
    liabilities                                            27,528         27,050

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                             51,448         50,172

INVESTING ACTIVITIES
  Capital expenditures                                    (10,167)        (5,109)
  Proceeds from disposition of property,
     plant and equipment                                       30          2,704

        NET CASH USED IN INVESTING
          ACTIVITIES                                      (10,137)        (2,405)

FINANCING ACTIVITIES
  Checks outstanding in excess of
     cash balances                                          2,456          2,557
  Decrease in notes payable
     to Questar Corporation                               (39,600)       (47,900)
  Payment of dividends                                     (5,875)        (5,750)

        NET CASH USED IN FINANCING
          ACTIVITIES                                      (43,019)       (51,093)

        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS                     $     (1,708) $      (3,326)


See note to financial statements

QUESTAR GAS COMPANY
NOTE TO FINANCIAL STATEMENTS
March 31, 2000
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR GAS COMPANY
March 31, 2000
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the
Company:

                                      3 Months Ended              12 Months Ended
                                        March 31,                    March 31,
                                           2000          1999          2000           1999
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated
       customers                       $    199,527  $    172,093  $     475,040  $    456,058
    From affiliates                             993           209          3,115         1,278
      Total revenues                        200,520       172,302        478,155       457,336
  Natural gas purchases                     122,430        98,722        280,973       261,628
         Margin                        $     78,090  $     73,580  $     197,182  $    195,708

  Operating income                     $     38,749  $     37,807  $      46,255  $     57,046
  Net income                                 20,715        20,258         19,676        26,952

OPERATING STATISTICS
 Natural gas volumes (in
   thousands of decatherms)
    Residential and commercial sales         33,908        32,425         83,684        81,342
    Industrial sales                          3,204         2,940         10,087         9,791
    Transportation for industrial
      customers                              14,017        13,351         52,309        53,980
      Total deliveries                       51,129        48,716        146,080       145,113
  Natural gas revenue
    (per decatherm)
    Residential and commercial         $       5.41  $       4.87  $        5.05  $       4.98
    Industrial sales                           3.27          3.01           3.03          3.02
    Transportation for
      industrial customers             $       0.13  $       0.13  $        0.13  $       0.13
  Heating degree days
    Actual                                    2,353         2,296          5,374         5,366
    Normal                                    2,743         2,743          5,801         5,801
       Warmer than normal                        14%           16%             7%            7%
  Number of customers at March 31,
    Residential and commercial              687,985       666,301
    Industrial                                1,363         1,329
        Total                               689,348       667,630

Questar Gas' margin increased 6% in the first quarter and 1% in the twelve months ended March 31, 2000 compared with the same periods of 1999 resulting primarily from interim rate relief received January 1, 2000 and gas volumes delivered to new customers. The increase was partially offset by a 2% decline in gas usage per customer.

The Public Service Commission of Utah (PSCU) granted Questar Gas' request for $7.1 million of interim rate relief, subject to refund, pending outcome of the Company's request for a general rate increase. The Company is seeking approximately $22 million of rate relief to offset higher costs. The PSCU must rule on the Company's general rate filing by August 14, 2000. The number of customers served by Questar Gas grew by 21,718 or 3.3% from a year ago to 689,348. The number of customer additions for the year ending December 31, 2000 is expected to be between 20,000 to 21,000. Temperature adjusted usage per customer was approximately one decatherm or 2% lower in the first quarter of 2000 compared with the same period in 1999. Temperatures were warmer than normal for all periods presented.

Volumes delivered to industrial customers increased by 6% in the 3-month period ended March 31, 2000. Industrial deliveries were 2% lower in the twelve months ended March 31, 2000 because a major steel-producing customer reduced operations. The margin earned from gas delivered to industrial customers is substantially lower than from gas delivered to residential and commercial customers.

Questar Gas' natural gas purchase costs increased in the three-and twelve-month periods of 2000 when compared with the 1999 periods due to an increase in the volumes of gas sold and higher commodity costs. The Company files for adjustment of purchased-gas costs with the Utah and Wyoming Public Service Commissions on a semiannual basis.

Operating and maintenance expenses were higher in the 2000 periods presented due to higher costs of serving a growing number of customers, including increased costs for the collection of receivables. Depreciation expense increased in the 2000 periods presented as a result of investment in property, plant and equipment. Other taxes increased 79% in the first quarter comparison because of an adjustment of prior year taxes.

The effective income tax rate for the first quarter was 39.1% in 2000 and 39% in 1999. The Company realized $467,000 of tight-sands gas-production credits in the 2000 period and $502,000 in the 1999 period.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first quarter of 2000 was $1,276,000 more than was generated in the first quarter of
1999.   The increase in cash flow resulted primarily from higher net income and timing differences in the collection of purchased gas costs and payments on accounts to vendors.

Investing Activities

Capital expenditures were $10.2 million in the first quarter of 2000. Capital expenditures for calendar year 2000 are estimated at $63.3 million.

Financing Activities

Cash generated from operating activities was used to fund capital expenditures and repay loans to Questar. Loan balances owed to Questar as of March 31, amounted to $39.7 million in 2000 and $48.8 million in 1999. Capital expenditures for the remainder of 2000 are expected to be financed with net cash flow provided from operating activities and borrowings from Questar.

Regulatory Matters

Questar Gas filed a general rate case December 17, 1999 requesting approximately $22 million of general rate relief and also asked for $7.1 million of interim rate relief. Higher costs of serving customers, inclusion of charges for the removal of carbon dioxide from part of the gas supply and lower gas usage per customer were cited among the reasons for requesting rate relief. The PSCU granted $7.1 million of interim rate relief, subject to refund, effective January 1, 2000. The Division of Public Utilities and the Committee of Consumer Services, state regulatory agencies, filed direct testimony on April 19, 2000 recommending annual revenue increases, including the interim relief, of $10.3 million and $1.8 million, respectively. Questar Gas is preparing rebuttal testimony, which is due May 24, 2000. Hearings have been scheduled to begin June 5, 2000. The PSCU's final order on the rate case must be issued by August 14, 2000.

Revenue Recognition Guideline Issued by the Securities and Exchange Commission (SEC)

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." The issue is the timing of recording revenues given that sales transactions may contain some conditions allowing customers to return products or receive refunds. The effect of adopting this accounting guideline is not known at this time because the Company has not completed its evaluation. For the Company, the guidelines of SAB 101are effective in the second quarter of 2000.

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

                               PART II

                          OTHER INFORMATION

Item 1.   Legal Proceedings.

      Questar Gas Company (Questar Gas or the Company) has a pending general rate case before the Public Service Commission of Utah
(PSCU). In the application, Questar Gas requested a rate increase of approximately $22 million, an interim rate increase of $7.065 million, and a return on equity of 12 percent (compared to its current return on equity of 11.3-11.5 percent). The PSCU granted Questar Gas's request for interim relief effective January 1, 2000, subject to refund. On April 19, 2000, the Division of Public Utilities and the Committee of Consumer Services two state agencies filed testimony with the PSCU recommending that the Company be limited to increases of $10.3 million and $1.8 million, respectively. (These amounts are inclusive of, not in addition to, the interim rate relief amount.) Public hearings before the PSCU are scheduled to begin June 5, 2000. The PSCU, under Utah law, has 240 days from the filing date or August 14, 2000 in which to issue an order concerning the Company's application.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             QUESTAR GAS COMPANY
                               (Registrant)



May 12, 2000                  /s/ D. N. Rose
                             D. N. Rose
                             President and Chief Executive Officer


May 12, 2000                  /s/ S. E. Parks
                             S. E. Parks
                             Vice President, Treasurer, and
                             Chief Financial Officer