Form 10-Q
period 2000-06-30
QUESTAR GAS CO
filed 2000-08-14
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

 (Mark One)

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED JUNE 30, 2000.

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

          Class                        Outstanding as of July 31, 2000
 Common Stock, $2.50 par value                9,189,626 shares

 Registrant meets the conditions set forth in General Instruction
 H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.


PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                 3 Months Ended      6 Months Ended       12 Months Ended
                                  June 30,            June 30,             June 30,
                                    2000      1999      2000       1999      2000    1999
                                                          (In Thousands)
REVENUES                          $ 68,174  $ 70,174  $ 268,694  $242,476  $ 476,155  $ 453,123

OPERATING EXPENSES
  Natural gas purchases             35,779    36,741    158,209   135,463    280,011    256,404
  Operating and maintenance         22,965    25,131     49,136    50,012    102,432     97,923
  Depreciation                       8,857     8,619     18,038    17,285     37,179     35,018
  Other taxes                        2,538     2,153      6,527     4,379      9,773      7,661

    TOTAL OPERATING EXPENSES        70,139    72,644    231,910   207,139    429,395    397,006

    OPERATING INCOME (LOSS)         (1,965)   (2,470)    36,784    35,337     46,760     56,117

INTEREST AND OTHER INCOME              684     1,466      1,113     1,971      2,122      3,509

DEBT EXPENSE                        (4,959)   (4,743)   (10,136)   (9,848)   (20,350)   (19,944)

       INCOME (LOSS) BEFORE
          INCOME TAXES              (6,240)   (5,747)    27,761    27,460     28,532     39,682

INCOME TAXES                        (2,910)   (2,911)    10,376    10,038      9,350     13,185

       NET INCOME (LOSS)          $ (3,330) $ (2,836) $  17,385  $ 17,422  $  19,182  $  26,497

See note to financial statements

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS

                                     June 30,           December 31,
                                  2000      1999            1999
                                    (Unaudited)
                                           (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                        $   1,708
  Accounts receivable                $ 33,216  $ 29,117     83,098
  Inventories                          17,483    13,357     21,680
  Purchased-gas adjustments                                    432
  Other current assets                  2,465     1,593      3,168
    Total current assets               53,164    44,067    110,086

Property, plant and equipment       1,041,456   965,535  1,013,599
Less allowances for depreciation      440,158   401,343    421,111
    Net property, plant and
         equipment                    601,298   564,192    592,488

Other assets                           18,240    20,833     20,978

                                     $672,702  $629,092  $ 723,552

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                    $  2,296  $  2,398
  Notes payable to Questar
    Corporation                        46,000     5,600  $  79,300
  Accounts payable and accrued
    expenses                           42,648    42,259     69,122
  Purchased-gas adjustments             3,301     1,453
    Total current liabilities          94,245    51,710    148,422

Long-term debt                        225,000   225,000    225,000
Other liabilities                       1,321     1,582      1,394
Deferred income taxes and investment
  tax credits                          83,108    77,704     85,343

Common shareholder's equity
  Common stock                         22,974    22,974     22,974
  Additional paid-in capital           81,875    81,875     81,875
  Retained earnings                   164,179   168,247    158,544
    Total common shareholder's
        equity                        269,028   273,096    263,393

                                     $672,702  $629,092  $ 723,552

See note to financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              6 Months Ended
                                                  June 30,
                                              2000      1999
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                   $ 17,385  $  17,422
  Depreciation                                   19,736     18,646
  Deferred income taxes and investment
    tax credits                                  (2,235)    (2,319)
                                                 34,886     33,749
  Change in operating assets and
    liabilities                                  34,706     40,342

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                   69,592     74,091

INVESTING ACTIVITIES
  Capital expenditures                          (28,580)   (19,960)
  Proceeds from disposition of
      property, plant and equipment                  34      2,745

        NET CASH USED IN INVESTING
          ACTIVITIES                            (28,546)   (17,215)

FINANCING ACTIVITIES
  Checks outstanding in excess of
     cash balances                                2,296      2,398
  Decrease in notes payable
     to Questar Corporation                     (33,300)   (91,100)
  Capital contribution                                      40,000
  Payment of dividends                          (11,750)   (11,500)

        NET CASH USED IN FINANCING
          ACTIVITIES                            (42,754)   (60,202)

        DECREASE IN CASH AND
          SHORT-TERM INVESTMENTS               $ (1,708) $  (3,326)


See note to financial statements

QUESTAR GAS COMPANY
NOTE TO FINANCIAL STATEMENTS
June 30, 2000
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

QUESTAR GAS COMPANY
June 30, 2000
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                    3 Months Ended      6 Months Ended       12 Months Ended
                                        June 30,            June 30,             June 30,
                                    2000      1999      2000       1999      2000       1999
FINANCIAL RESULTS - (dollars
    in thousands)
  Revenues
    From unaffiliated customers      $ 66,957  $ 69,952  $ 266,484  $242,045  $ 472,045  $ 451,742
    From affiliates                     1,217       222      2,210       431      4,110      1,381
      Total revenues                   68,174    70,174    268,694   242,476    476,155    453,123
  Natural gas purchases                35,779    36,741    158,209   135,463    280,011    256,404
         Margin                      $ 32,395  $ 33,433  $ 110,485  $107,013  $ 196,144  $ 196,719

  Operating income (loss)            $ (1,965) $ (2,470) $  36,784  $ 35,337  $  46,760  $  56,117
  Net income (loss)                    (3,330)   (2,836)    17,385    17,422     19,182     26,497

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales    9,197    14,145     43,105    46,570     78,736     82,309
    Industrial sales                    2,047     2,282      5,251     5,222      9,852      9,806
    Transportation for industrial
      customers                        13,865    11,800     27,882    25,151     54,374     52,665
      Total deliveries                 25,109    28,227     76,238    76,943    142,962    144,780
  Natural gas revenue (per decatherm)
    Residential and commercial       $   5.93  $   4.15  $    5.52  $   4.65  $    5.31  $    4.88
    Industrial sales                     2.99      2.83       3.16      2.93       3.07       3.01
    Transportation for industrial
      customers                      $   0.11  $   0.13  $    0.12  $   0.13  $    0.12  $    0.13
  Heating degree days
    Actual                                492       946      2,845     3,242      4,920      5,413
    Normal                                741       741      3,484     3,484      5,801      5,801
       Colder (Warmer) than normal       (34%)       28%      (18%)      (7%)      (15%)       (7%)
  Number of customers at June 30,
    Residential and commercial        686,827   665,221
    Industrial                          1,352     1,356
        Total                         688,179   666,577

Questar Gas experienced a seasonal loss of $3.3 million in the 2000 period. In the comparable year-earlier quarter, the utility recorded a $2.8 million loss. The
Company continued to see the impact of costs associated with strong customer growth and lower usage per customer.
Questar Gas addressed these issues in a general rate case order received August 11, 2000 and discussed below.

Questar Gas' margin decreased 3% in the second quarter of 2000 when compared with the second quarter of 1999. The lower margin was due primarily to a timing difference caused by a change in procedure for recording gathering costs. Gathering costs are recognized on a straight-line basis where before the costs were seasonal. The regulatory procedure did not increase gathering costs from year to year. The margin was slightly higher in the first half of 2000 compared with 1999. The higher margin was the result of interim rate relief which more than offset higher costs including costs of carbon dioxide removal.

The PSCU granted Questar Gas' request for $7.1 million of interim rate relief, subject to refund, effective January 1, 2000. On August 11, 2000, the PSCU issued a final order which granted $13.5 million in general rate relief and authorized a return on equity of 11 percent. The $13.5 million increase includes the $7.1 million of interim rate relief and allows the collection of $5 million annually for carbon dioxide processing costs. The Company will be allowed to collect the full amount of the increase in its rates immediately upon the filing of tariff provisions. The number of customers served by Questar Gas grew by 21,602 or 3.2% from a year ago to 688,179. The number of customer additions for the year ending December 31, 2000 is expected to be between 20,000 to 21,000.

Volumes delivered were 11% lower in the second quarter and 1% lower for the first half of 2000 when compared with the same periods in 1999. The decrease was due to warmer weather in 2000 when compared with 1999.
Temperatures were warmer than normal for all periods presented in 2000. The effects of warmer weather were mitigated by the weather normalization adjustment.

Questar Gas' natural gas purchase costs increased in the six-and twelve-month periods of 2000 when compared with the 1999 periods due to higher commodity costs.
Commodity rates for the first half were $2.23 per Dth in 2000 and $1.72 per Dth in 1999. Gas purchases were lower in the second quarter because of lower gas sales volumes.
The Company files for adjustment of purchased-gas costs with the Utah and Wyoming Public Service Commissions on a semiannual basis.

Operating and maintenance expenses decreased in the three- and six-month periods ended June 30 when compared with the same periods in 1999. The decrease was due mainly to lower information-technology costs which were partially offset by the higher costs associated with strong customer growth and increased costs for the collection of receivables. Depreciation expenses were higher in the second quarter and first half of 2000 as a result of investment in property, plant and equipment, particularly technology related which has a shorter useful life. Other taxes increased in the three- and six-months comparisons because of a current year adjustment of prior year taxes.

Gains from the sales of surplus properties added to earnings in the second quarters of both 2000 and 1999.
However, the gain in 2000 was $649,000 smaller than the 1999 gain.

The effective income tax rate for the six month period was 37.4% in 2000 and 36.6% in 1999. The Company realized $916,000 of tight-sands gas-production credits in the 2000 period and $939,000 in the 1999 period causing a decrease from an expected 38% effective income tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first
six months of 2000 was $4,499,000 less than was generated
in the same period of 1999.   The decrease in cash flow
resulted primarily from less cash generated from the changes in operating assets and liabilities. A tight-sands gas-production tax credit carryover amounting to $4.1 million and a $2 million overpayment of federal income taxes in 1998 were applied toward 1999 tax payments.

Investing Activities

Capital expenditures were $28.5 million in the first half of 2000. Capital expenditures for calendar year 2000 are estimated at $63.3 million.

Financing Activities

Cash generated from operating activities was used to fund capital expenditures, repay loans to Questar and pay dividends. Loan balances owed to Questar as of June 30, amounted to $46 million in 2000 and $45.6 million in 1999. Capital expenditures for the remainder of 2000 are expected to be financed with net cash flow provided from operating activities and borrowings from Questar.

Regulatory Matters

Questar Gas filed a general rate case December 17, 1999 requesting approximately $22 million of general rate relief. Higher costs of serving customers, inclusion of charges for the removal of carbon dioxide from part of the gas supply and lower gas usage per customer were among the reasons for requesting rate relief. The PSCU issued a final order on August 11, 2000 which granted
$13.5 million of annualized rate relief and approved an 11% return on equity. The $13.5 million includes the $7.1 million interim rate relief and $5 million of annual carbon dioxide processing costs.

Revenue Recognition Guideline Issued by the Securities and Exchange Commission (SEC)

In December 1999, the SEC issued Staff Accounting
Bulletin (SAB) 101, "Revenue Recognition in Financial
Statements." The SAB raised issues concerning the timing of recording revenues given that sales transactions may contain some conditions allowing customers to return products or receive refunds. The effect of adopting this accounting guideline is not known at this time because the Company has not completed its evaluation. The SEC has postponed the effective date of this ruling from the second quarter of 2000 to the fourth quarter.

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

                            PART II
                       OTHER INFORMATION

Item 1.   Legal Proceedings.

     a. On August 11, 2000, the Public Service Commission of Utah (the "PSCU") issued an order in the general rate case filed by Questar Gas Company ("Questar Gas" or the "Company"). See the Company's Form 10-Q Report for March 31, 2000, Item 1. Legal Proceedings. Specifically, the PSCU granted $13.5 million in general rate relief and approved a return on equity of 11 percent. (The $13.5 million includes the $7.1 million in interim rate relief that Questar Gas was authorized to collect, subject to refund, effective January 1, 2000.) To reach its rate increase figure, the PSCU adopted the stipulation that was entered into by the Company and the Division of Public Utilities (the "Division") that allows Questar Gas to collect $5 million of annual carbon dioxide ("CO2") processing costs. The PSCU's order authorizes the Company to reflect the full amount of the increase in its rates effective immediately upon the filing of tariff provisions.

     The Company originally requested a general rate increase of $22.2 million and a return on equity of 12 percent. Prior to the public hearings that were held in June before the PSCU, Questar Gas, the Division, and the Committee of Consumer Services settled on all revenue requirement issues except return on equity, postage costs allocated to affiliates, and the CO2 costs. The stipulations, when coupled with decisions to be made by the PSCU on the contested issues, produced a range of potential outcomes from $7.2 million to $17.8 million.

     b. Questar Gas, on May 31, 2000, filed a semi-annual application with the Public Service Commission of Wyoming (the "PSCW"), requesting permission to reflect annualized gas costs of $11,134,000 in rates for Wyoming customers effective July 1, 2000. The pass-on filing reflected slightly lower commodity costs to core customers and higher commodity costs to interruptible sales customers. The PSCW authorized the Company to reflect the request in rates effective July 1, 2000.

     c. On June 14, 2000, Questar Gas filed a semi-annual pass-through application with the PSCU, seeking approval to reflect annualized gas costs of $286,612,760 in rates for Utah customers effective July 1, 2000. The application reflected a slight decrease in commodity costs for general service customers and a significant increase in commodity costs for interruptible sales customers. In its application, Questar Gas emphasized that approximately one-half of its gas supply for general service customers comes from Company-owned wells and warned that it may be required to request coverage for higher costs later in the year if the price of purchased gas continues at record high levels. The Division recommended that the Company be authorized to adjust its rates for interruptible sales customers, but not be authorized to reflect lower prices for general service customers. Questar Gas did not oppose this recommendation. The PSCU, by an interim order, authorized the Company to adjust its rates effective July 1, 2000 consistent with the Division's recommendation.

     d. The Company and the PSCU have both filed briefs with the Supreme Court of Utah in the appeal taken by Questar Gas of the PSCU's decision denying its application to reflect certain
gas-processing costs in its pass-through application.   See Questar
Gas's Form 10-K Report for 1999, Items 1 and 2.  Business and
Properties, "Regulation."   The Company, in its brief, argued that
the CO2-processing costs are costs that are eligible for pass-through treatment under Utah's statutory provisions and the PSCU's regulatory precedents. Questar Gas also claimed that the PSCU can take necessary action to deal with special items outside general rate cases.

     After denying the Company's application to reflect the costs in its pass-through applications, the PSCU granted interim rate relief in Questar Gas's general rate case application of $7.065 million, which is equal to the approximate amount of the annual disallowance for CO2 processing costs, effective January 1, 2000. The Company's appeal involves the 1999 costs that it was not allowed to recover. No hearing date has been set for oral argument before the Supreme Court.

Item 5.   Other Information.

     Effective August 1, 2000, David M. Curtis, age 45, was appointed to serve as Controller for Questar Gas and its affiliates in the Regulated Services unit. Mr. Curtis, as Controller, is the Company's primary accounting officer; he has over 17 years of service with the Company and its affiliates. He replaces Mr. Glenn
H. Robinson, who was named to serve as an executive officer of Questar Corporation, the Company's parent, as of August 1, 2000.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              QUESTAR GAS COMPANY
                                (Registrant)



August 14, 2000               /s/ D. N. Rose
                              D. N. Rose
                              President and Chief Executive Officer


August 14, 2000               /s/ S. E. Parks
                              S. E. Parks
                              Vice President, Treasurer, and
                              Chief Financial Officer