Form 10-Q
period 2000-09-30
QUESTAR GAS CO
filed 2000-11-14
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

 (Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED SEPTEMBER 30, 2000.

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

            Class                     Outstanding as of October 31, 2000
 Common Stock, $2.50 par value                9,189,626 shares

 Registrant meets the conditions set forth in General Instruction
 H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                    3 Months Ended      9 Months Ended      12 Months Ended
                                    September 30,       September 30,       September 30,
                                       2000      1999      2000      1999      2000      1999
                                    (In Thousands)
REVENUES                             $ 59,552  $ 54,823  $328,246  $297,299  $480,884  $459,327

OPERATING EXPENSES
  Natural gas purchases                32,619    26,839   190,828   162,302   285,791   260,628
  Operating and maintenance            24,170    23,679    73,306    73,691   102,923    97,388
  Depreciation                          9,182     8,909    27,220    26,194    37,452    35,639
  Other taxes                           2,464     2,107     8,991     6,486    10,130     7,630

    TOTAL OPERATING EXPENSES           68,435    61,534   300,345   268,673   436,296   401,285

    OPERATING INCOME (LOSS)            (8,883)   (6,711)   27,901    28,626    44,588    58,042

INTEREST AND OTHER INCOME                 605       553     1,718     2,524     2,174     3,216

DEBT EXPENSE                           (5,265)   (4,509)  (15,401)  (14,357)  (21,106)  (19,691)

       INCOME (LOSS) BEFORE
          INCOME TAXES                (13,543)  (10,667)   14,218    16,793    25,656    41,567

INCOME TAXES                           (5,654)   (4,800)    4,722     5,238     8,496    13,842

         NET INCOME (LOSS)           $ (7,889) $ (5,867) $  9,496  $ 11,555  $ 17,160  $ 27,725

See note to financial statements

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS

                                    September 30,       December 31,
                                       2000      1999      1999
                                    (Unaudited)
                                    (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents                              $  1,708
  Accounts receivable                $ 21,169  $ 15,669    83,098
  Inventories, at lower of average
       cost or market
    Gas stored underground             23,065    19,264    18,497
    Materials and supplies              2,327     4,429     3,183
  Purchased-gas adjustments             8,880    11,263       432
  Prepaid expenses and other            2,927     2,754     3,168
    Total current assets               58,368    53,379   110,086

Property, plant and equipment       1,054,589   981,176 1,013,599
Less allowances for depreciation      445,829   410,897   421,111
    Net property, plant and
       equipment                      608,760   570,279   592,488

Other assets                           19,189    21,600    20,978

                                     $686,317  $645,258  $723,552

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                    $  1,661  $  1,716
  Notes payable to Questar
     Corporation                       75,200    25,100  $ 79,300
  Accounts payable and accrued
    expenses                           39,718    43,694    69,122
    Total current liabilities         116,579    70,510   148,422

Long-term debt                        225,000   225,000   225,000
Other liabilities                         466     1,529     1,394
Deferred income taxes and investment
  tax credits                          89,008    86,740    85,343

Common shareholder's equity
  Common stock                         22,974    22,974    22,974
  Additional paid-in capital           81,875    81,875    81,875
  Retained earnings                   150,415   156,630   158,544
    Total common shareholder's
       equity                         255,264   261,479   263,393

                                     $686,317  $645,258  $723,552

See note to financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              9 Months Ended
                                              September 30,
                                                 2000      1999
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                   $  9,496  $ 11,555
  Depreciation                                   29,817    28,200
  Deferred income taxes and investment
    tax credits                                   3,665     6,717
                                                 42,978    46,472
  Change in operating assets and
    liabilities                                  21,467    30,192

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                   64,445    76,664

INVESTING ACTIVITIES
  Capital expenditures                          (46,123)  (35,602)
  Proceeds from disposition of
      property, plant and equipment                  34     2,746

        NET CASH USED IN INVESTING
          ACTIVITIES                            (46,089)  (32,856)

FINANCING ACTIVITIES
  Checks outstanding in excess of
     cash balances                                1,661     1,716
  Decrease in notes payable
      to Questar Corporation                     (4,100)  (71,600)
  Equity investment                                        40,000
  Payment of dividends                          (17,625)  (17,250)

        NET CASH USED IN FINANCING
          ACTIVITIES                            (20,064)  (47,134)

        DECREASE IN CASH AND
          CASH EQUIVALENTS                     $ (1,708) $ (3,326)


See note to financial statements

QUESTAR GAS COMPANY
NOTE TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

QUESTAR GAS COMPANY
September 30, 2000
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                    3 Months Ended      9 Months Ended      12 Months Ended
                                    September 30,       September 30,       September 30,
                                       2000      1999      2000      1999      2000      1999
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers      $ 58,287  $ 53,957  $324,771  $296,002  $476,375  $457,758
    From affiliates                     1,265       866     3,475     1,297     4,509     1,569
      Total revenues                   59,552    54,823   328,246   297,299   480,884   459,327
  Natural gas purchases                32,619    26,839   190,828   162,302   285,791   260,628
         Margin                      $ 26,933  $ 27,984  $137,418  $134,997  $195,093  $198,699

  Operating income (loss)            $ (8,883) $ (6,711) $ 27,901  $ 28,626  $ 44,588  $ 58,042
  Net income (loss)                    (7,889)   (5,867)    9,496    11,555    17,160    27,725

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales    7,462     8,252    50,567    54,822    77,946    84,249
    Industrial sales                    1,993     1,827     7,244     7,049    10,018     9,827
    Transportation for industrial
      customers                        12,899    12,258    40,781    37,409    55,015    50,988
      Total deliveries                 22,354    22,337    98,592    99,280   142,979   145,064

  Natural gas revenue (per decatherm)
    Residential and commercial       $   5.79  $   5.18  $   5.56  $   4.73  $   5.37  $   4.83
    Industrial sales                     4.25      2.85      3.46      2.91      3.35      2.97
    Transportation for industrial
      customers                      $   0.12  $   0.13  $   0.12  $   0.13  $   0.12  $   0.14
  Heating degree days
       Colder (warmer) than normal          7%        3%     (18%)      (7%)     (15%)      (5%)
  Number of customers at September 30,
    Residential and commercial        690,205   670,652
    Industrial                          1,345     1,361
        Total                         691,550   672,013

The margin decreased 4% in the third quarter of 2000 when compared with the prior-year quarter due to changes in the rate treatment of gathering and processing costs which reduced the margin in the third quarter of 2000.
The margin increased 2% for the nine-month period of 2000 compared with 1999 primarily from higher residential and commercial rates and from an increased number of residential customers.

The Public Service Commission of Utah (PSCU) issued a final order on August 11, 2000, which granted $6.5 million of additional annualized rate relief over and above the $7 million interim rate relief granted on January 1, 2000, that includes the collection of $5 million annually for gas processing costs. The rate order also allows for an 11% return on equity. The number of customers served by Questar Gas grew by 19,537 or 2.9% from a year ago to 691,550. The number of customer additions for the year ending December 31, 2000 is expected to be between 20,000 to 21,000.

Volumes delivered were unchanged in the third quarter and were 1% lower for the nine and twelve-month periods of 2000 when compared with the same periods in 1999.
Temperature adjusted usage of gas per customer was 3% lower in the 2000 quarter compared with the prior year quarter and unchanged for the nine-month periods year-to-year. Weather was 7% colder than normal in the third quarter of 2000 and 3% colder than normal in the 1999 quarter. For the nine-month periods, weather was 18% warmer in 2000 compared with 7% warmer in the comparable 1999 period. The effects of warmer weather were mitigated somewhat by a weather normalization adjustment.

Questar Gas' natural gas purchase costs increased in each of the 2000 periods presented when compared with the 1999 periods due to higher commodity costs. Commodity rates for the first half were $2.23 per Dth in 2000 compared to $1.72 per Dth in 1999. In the third quarter, commodity rates were $2.23 per Dth in 2000 compared to $1.88 per Dth in 1999. Natural gas purchases in the third quarter of 2000 were partially offset by $1.3 million due to a one-time refund of gas processing costs. The Company files for adjustment of purchased-gas costs with the Utah and Wyoming Public Service Commissions on a semiannual basis. Effective October 1, 2000, the PSCU approved on an interim basis a $63 million pass-through filing that increased Utah natural gas rates 12.7%. Also effective
October 1, 2000, the Wyoming Public Service Commission approved a $2.5 million pass-through filing for Wyoming natural gas rates.

Operating and maintenance (O & M) expenses increased 2% in the third quarter of 2000 compared with the prior year primarily from one-time expense adjustments amounting to $2,250,000 in the 1999 quarter. O & M expenses decreased
1% for the nine months of 2000 compared with 1999 mainly from lower information-technology costs which were partially offset by the higher costs associated with strong customer growth and increased bad debt expenses.
Depreciation expenses was higher in the 2000 periods presented compared to the 1999 periods as a result of increased investment in property, plant and equipment, particularly technology related which have a shorter useful life. Other taxes increased in the three- and nine-months comparisons because of a current year adjustment of prior year taxes and from higher property tax rates in 2000.

Interest and other income was 32% lower in the nine-month period of 2000 compared with the prior year. Gains from the sale of surplus property were $649,000 less in the 2000 period.

The effective income tax rate for the nine-month period was 33.2% in 2000 and 31.2% in 1999. The lower effective income tax rate in 1999 was due to an adjustment of federal income taxes in the 1999 period. The Company realized $1,374,000 of tight-sands gas-production credits in the 2000 period and $1,381,000 in the 1999 period.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first
nine months of 2000 was $12.2 million less than was
generated in the same period of 1999.   The decrease in
cash flows resulted partially from lower net income and from lower cash flows generated from operating assets and liabilities. The year-to-year decrease in cash flows from operating assets and liabilities was primarily due to higher customer receivables, increased underground gas storage inventory costs, and higher tax and other liability payments.

Investing Activities

Capital expenditures were $46.1 million for the nine months of 2000. Capital expenditures for calendar year
2000 are estimated at $63.3 million.

Financing Activities

Net cash generated from operating activities was used to fund capital expenditures, repay loans to Questar and pay dividends. Loan balances owed to Questar as of September
30, amounted to $75.2 million in 2000 and $25.1 million in 1999. Capital expenditures for the remainder of 2000 are expected to be financed with net cash flow provided from operating activities and borrowings from Questar.

Early Retirement Offered

On August 28, 2000, Questar's Regulated Services unit announced an early retirement window program to be effective October 31, 2000. A total of 281 employees and 14 disability recipients from Questar Gas, Questar
Pipeline and Questar Regulated Services were eligible for the enhanced benefit. The offer was accepted by 262 of Regulated Services' employees and all 14 long-term disability recipients. The window program is projected to result in pretax labor cost savings for Regulated
Services of over $1 million in 2000 and $6-8 million yearly.

Regulatory Matters

Effective October 1, 2000, the PSCU approved on an interim basis a $63 million increase in its Utah natural gas rates which resulted in a 12.7 percent increase for the typical residential Utah customer. The increase was based on recent significant increases in natural gas prices at the wellhead and was part of Questar Gas' gas-cost-adjustment or "pass-through" filings. Such filings enable the company to adjust rates at least twice each year to reflect changes in gas-supply costs. These costs are passed on to the customer on a dollar-for-dollar basis with no markup. The impact of the gas cost increase on customers was lessened by the fact that close to 50% of the Company's annual supply comes from its own wells and is priced to customers at cost of service prices rather than market prices. Also, effective October 1, 2000, the Wyoming Public Service
Commission approved a $2.5 million pass-through filing for Wyoming natural gas rates.

Revenue Recognition Guideline Issued by the Securities and Exchange Commission (SEC)

In December 1999, the SEC issued Staff Accounting
Bulletin (SAB) 101, "Revenue Recognition in Financial
Statements." The SAB raised issues concerning the timing of recording revenues given that sales transactions may contain some conditions allowing customers to return products or receive refunds. The SEC expects companies that make conditional sales to postpone fully recognizing revenues until the earnings process is completed. The
Company records revenues when services are provided or products are delivered. Periodically revenues are collected subject to refund pending final orders from regulatory agencies. In those situations, revenues are reported net of estimated refunds. The pronouncement is effective for Questar Gas beginning with the fourth quarter 2000 and is not expected to cause a change in the method used to record revenues.

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

                               Part II
                          Other Information

Item 1.   Legal Proceedings.

     a. Questar Gas Company ("Questar Gas" or the "Company"), on August 31, 2000, filed an "out-of-period" pass-on application with the Public Service Commission of Wyoming (the PSCW"), seeking approval to reflect higher natural gas prices in its rates. In the application, as supplemented, the Company requested permission to reflect annualized gas costs of $13,778,002 in rates for Wyoming customers effective October 1, 2000. The PSCW authorized the Company to reflect the requested gas cost increase in rates effective October 1, 2000.

     b. On September 20, 2000, Questar Gas, filed a special pass-through application with the Public Service Commission of Utah (the "PSCU"). In its application, Questar Gas requested permission to reflect annualized gas costs of $354,405,075 in rates for Utah customers effective October 1, 2000. In this out-of-period application, the Company noted that purchased gas prices had increased significantly higher than the estimated prices used in its mid-year filing and reported that its 191 or gas cost account was undercollected by approximately $5.9 million as of the end of August. Questar Gas advised the PSCU that reflecting the increase in its rates would increase the typical residential customer's annual bill by approximately 12.7 percent per year.

     By an interim order dated October 18, 2000, the PSCU authorized the Company to reflect the requested increase in rates effective
October 1, 2000.

     c. The Committee of Consumer Services ("Committee"), a party to the Company's general rate case, has appealed the PSCU's order concerning the treatment of carbon dioxide ("CO2") removal costs.
In its order concerning Questar Gas's general rate case, the PSCU, adopted the stipulation entered into by the Company and the Division of Public Utilities that allows Questar Gas to collect $5 million of annual CO2 removal costs. The Committee opposed this stipulation during the proceedings and filed a request for rehearing with the PSCU after the PSCU approved it. When the PSCU took no action on its request for rehearing, the Committee filed an appeal seeking judicial review of the decision. The Company has filed a motion to intervene in the case.

     d. The Company filed an appeal with the Supreme Court of Utah after the PSCU, by order dated December 9, 1999, denied Questar Gas's request to recover the CO2 removal costs in its semi-annual pass-through filing. See Questar Gas's Form 8-K Report dated December 9, 1999 for a description of the PSCU's order denying the Company's request to recover the costs in its pass-through application. Oral arguments to consider the Company's appeal will be heard on December 13, 2000. In its brief, Questar Gas noted that the CO2 removal costs are "costs" that can be recovered through the Company's 191 account and the PSCU's action to exclude such costs should only be done prospectively, not retroactively. Questar Gas also defended its decision to pay processing plant costs as a reasonable, prudent, and low-cost means to solve a problem caused by the combustion settings on appliances used in its service area.

Item 5.   Other Information.

     Messrs. Gary W. DeBernardi, Lowell F. Gill, and Stephen C. Yeager retired as officers and employees of the Company effective October 31, 2000. Mr. DeBernardi, age 57, had served as Vice President, Technical Services, for Questar Gas and its primary affiliates, Questar Pipeline Company ("Pipeline") and Questar Regulated Services Company ("QRS") and had 31 years of service at retirement. Mr. Gill, age 58, had served as Vice President, Transportation Operations, for the Company and QRS and as Vice President and General Manager for Pipeline; he had 38 years of service. Mr. Yeager, age 53, had served as Vice President, Business, Development, for all three entities and had over 24 years of service.

     The retirements of these officers, coupled with the retirements of other employees, led to a reorganization of responsibilities and the appointment of two new officers. Ms. Susan Glasmann, age 53, was named to serve as Vice President, Operations, for the Company, Pipeline, and QRS effective November 1. She had been serving as the Company's Vice President and General Manager since August 1, 1998.

     Mr. Alan K. Allred, age 50, was named to serve as Vice President, Business Development, for Questar Gas and its affiliates in the Regulated Services group. Mr. Allred has more than 22 years of experience with the Company and its affiliates and had been serving as Manager, Regulatory Affairs. In his new position, Mr. Allred has responsibility for regulatory affairs, gas supply management, capacity marketing, gas control, parnterships, acquisitions and new ventures.

     Mr. Shahab Saeed, age 41, was named to serve as Vice President, Support Services, for Questar Gas and its affiliates in the Regulated Services group. He has more than 19 years of service and had been serving as Manager, Administrative Services. Mr. Saeed, in his new position, has responsibility for engineering, human resources, information services, system integrity, safety and environmental activities, research and development, materials and equipment, and facilities.

     Messrs. R. D. Cash, D. N. Rose and S. E. Parks will continue to serve in their executive officer positions as Chairman of the Board, President and Chief Executive Officer and Vice President, Treasurer, and Chief Financial Officer, respectively.

Item 6.  Exhibits and Reports on Form 8-K

     a.   The following exhibit has been filed as part of this report.

     Exhibit No.         Exhibit

     10.1.* Joint Annual Management Incentive Plan adopted by Questar Gas Company, Questar Pipeline
                    Company, and Questar Regulated Services Company as amended and restated effective October 26, 2000.

     10.2.* Questar Gas Company Deferred Compensation Plan for Directors as amended and restated effective October 26, 2000.

     10.3.*         Questar Corporation Long-term Stock Incentive
                    Plan as amended and restated effective October 26, 2000. (Exhibit No. 10.3. to Questar
                    Corporation's Form 10-Q Report for Quarter Ended September 30, 2000.)

       *Exhibit so marked is a management contract or compensation plan or arrangement.

       (b) The Company did not file any Current Reports on Form 8-K during the quarter.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              QUESTAR GAS COMPANY
                                                (Registrant)



November 13, 2000                             /s/ D. N. Rose
                                                  D. N. Rose
                                                  President and Chief
                                                  Executive Officer


November 13, 2000                            /s/ S. E. Parks
                                                 S. E. Parks
                                                 Vice President, Treasurer,
                                                 and Chief Financial Officer

                            EXHIBIT INDEX

Exhibit
Number          Exhibit

   10.1.*       Joint Annual Management Incentive Plan adopted by
                Questar Gas Company, Questar Pipeline Company, and Questar Regulated Services Company as amended and restated effective October 26, 2000.

   10.2.* Questar Gas Company Deferred Compensation Plan for Directors as amended and restated effective October 26, 2000.

   10.3.* Questar Corporation Long-term Stock Incentive Plan as amended and restated effective October 26, 2000. (Exhibit No. 10.3. to Questar Corporation's Form 10-Q Report for Quarter Ended September 30, 2000.)

   *Exhibit so marked is a management contract or compensation plan or arrangement.