Form 10-K
period 2000-12-31
QUESTAR GAS CO
filed 2001-03-28
CIK 68589

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

 (Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES  EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
       DECEMBER 31, 2000 OR

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
 for the past 90 days.  Yes X       No
 State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2001: $0.
 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2001:
 9,189,626 shares of Common Stock, $2.50 par value. (All shares are owned by Questar Regulated Services Company.)

      Registrant meets the conditions set forth in General
 Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

                          TABLE OF CONTENTS


Heading                                                           Page

                                PART I

Items 1.
and 2.    BUSINESS AND PROPERTIES. . . . . . . . . . . . . . . . .   1
           General . . . . . . . . . . . . . . . . . . . . . . . .   1
           Gas Distribution. . . . . . . . . . . . . . . . . . . .   1
            Gas Supply . . . . . . . . . . . . . . . . . . . . . .   3
           Competition and Growth. . . . . . . . . . . . . . . . .   4
           Regulation. . . . . . . . . . . . . . . . . . . . . . . . 6
           Relationships with Affiliates . . . . . . . . . . . . . . 8
           Employees . . . . . . . . . . . . . . . . . . . . . . .  11
           Environmental Matters . . . . . . . . . . . . . . . . .  12
           Research and Development. . . . . . . . . . . . . . . .  12

Item 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . .  12

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . .  13

                               PART II

Item 5.   MARKET FOR REGISTRANT'S EQUITY
          AND RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . .  13

Item 6.   OMITTED. . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATION. . . . . . . . . . . . . . . . . . . . . . . .  14

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.. . . . . . . . . . . . . . . . . . . . . . . . . . .18


Item 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . .  18

Item 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . .  18

                               PART III

Items     OMITTED. . . . . . . . . . . . . . . . . . . . . . . . .  18
10-13

                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .  18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

                              FORM 10-K
                         ANNUAL REPORT, 2000

                                PART I

ITEMS 1. and 2.  BUSINESS AND PROPERTIES.

General

     Questar Gas Company (the "Company" or "Questar Gas") distributes natural gas to more than 704,600 sales and transportation customers in Utah, southwestern Wyoming, and a small section in southeastern Idaho. It is part of the Regulated Services segment within Questar Corporation ("Questar"), which is a publicly-owned and diversified energy company.

     The Company, through a predecessor, began distributing natural gas in 1929 when a pipeline was built to transport natural gas from southwestern Wyoming to Salt Lake City, Utah. Between 1929 and the present time, Questar Gas expanded its system to include over 90 percent of Utah's population and to capture a market share of over 90 percent for furnaces and water heaters within its service area. When the Company closes on its expected acquisition of Utah Gas Service Company ("Utah Gas"), it will be the only natural gas public utility in the state of Utah.

     The Company has traditionally capitalized on two competitive advantages--owning natural gas reserves and offering services to customers at reasonable prices. Questar Gas intends to maintain a competitive position in its traditional service area.

Gas Distribution

     As of December 31, 2000, Questar Gas was serving 704,629 residential, commercial, and industrial customers, a 2.7 percent increase from the 686,317 customers served as of the end of 1999. (Customers are defined in terms of active meters.) The Company distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Over 96 percent of the Company's customers are in Utah. Questar Gas serves the communities of Rock Springs, Green River, and Evanston in southwestern Wyoming and the community of Preston in southeastern Idaho. Questar Gas has been granted the necessary regulatory approvals by the Public Service Commission of Utah ("PSCU"), the Public Service Commission of Wyoming ("PSCW"), and the Public Utilities Commission of Idaho ("PUCI") to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

     Questar Gas added 18,312 customers in 2000, compared to 22,925 customer in 1999. Most of the customer growth was attributable to new housing, although the Company continues to add customers in its traditional and newer service areas that are converting to natural gas. The population of the Company's service area in Utah continues to grow faster than the national average, although the rate of increase is slowing down. Questar Gas expects to add 17,000-20,000 customers per year for the next several years.
<PAGE 1>

     The Company's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 decatherms ("Dth") per year) uses more than 75 percent of total gas requirements in the coldest six months of the year. (A Dth is an amount of heat energy equal to 10 therms or 1 million Btu. In the Company's system, each thousand cubic feet ("Mcf") of gas equals approximately 1.036 Dth.) The Company's revenue forecasts used to set rates are based on normal temperatures. Historically, revenues and resulting net income have been affected by temperature patterns that are below or above normal. As measured in degree days, temperatures in the Company's service area were four percent warmer than normal in 2000, which was the seventh consecutive year in which temperatures have been warmer than normal.

     The Company's sensitivity to weather and temperature conditions, however, has been ameliorated by adopting a weather-normalization mechanism for its general service customers in Utah and Wyoming. The mechanism, which has been in effect since 1997, adjusts the non-gas cost portion of a customer's monthly bill as the actual degree days in the billing cycle are warmer or colder than normal. This mechanism reduces the sometimes dramatic fluctuations in any given customer's monthly bill from year to year due to weather variations.

     During 2000, Questar Gas sold 83.4 million decatherms ("MMDth") of natural gas to residential and commercial customers, compared to
82.2 MMDth in 1999. General service sales to residential and commercial customers were responsible for 87 percent of the Company's total revenues in 2000. The increase in sales volumes reflects colder weather and increased customers. Customers are continuing to decrease their usage on a temperature-adjusted basis as they make a transition to more efficient gas-burning appliances and respond to higher commodity prices with conservation measures.

     Questar Gas has designed its distribution system and annual gas supply plan to handle design-day demand requirements. The Company periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather.
For the 2000-01 heating season, the Company used a design-day demand of 999,856 Dth for firm sales customers. Questar Gas is also obligated to have capacity, but not gas supply, for firm transportation customers; the current combined design-day requirement for supply and transportation capacity is 1,100,700 Dth.
 The Company's management believes that the distribution system is adequate to meet the demands of its firm customers. During the 2000-01 winter heating season, Questar Gas did curtail transportation to some of its interruptible customers who specifically contract for interruptible service.

     The Company's tariff permits industrial customers to make annual elections for interruptible sales or transportation service. Questar Gas has been providing transportation service since 1986. The Company's largest transportation customers, as measured by revenue contributions in 2000, are the Geneva Steel plant in Orem, Utah; the Gadsby plant owned by Scottish Power (electric utility) in Salt Lake City; the mineral extraction operations of Magnesium Corporation of America in Tooele County, west of Salt Lake; and the Kennecott copper processing operations, located in Salt Lake County.
 The Company's total industrial deliveries, including both sales and transportation, increased from 61.5 MMDth in 1999 to 65.2 MMDth in 2000, reflecting the increased use of natural gas for electric generation.
<PAGE 2>

     Questar Gas owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 21,660 miles of street mains, service lines, and interconnecting pipelines. The Company has consolidated many of its activities in its operations center located in Salt Lake City, Utah. Questar Gas continues to own field offices and service center facilities in other parts of its service area. It has fee title to the properties on which its operation and service centers are constructed. The mains and service lines are constructed pursuant to franchise agreements or rights-of-way.

Gas Supply

     Questar Gas owns natural gas producing properties in Wyoming, Utah and Colorado that are operated by Wexpro Company ("Wexpro") and uses the gas produced from these properties for part of its
base-load demand.    Questar Gas is unique among local distribution
companies because it does own gas reserves. During the last six months as spot prices have tripled, the Company has relied on its cost-of-service gas to keep its increases attributable to gas costs lower than other distribution utilities.

     The Company's investment in these properties is included in its utility rate base. Questar Gas has regulatory approval to use this "cost-of-service" gas for firm sales customers. During 2000, approximately 48 percent of the Company's firm sales requirement was satisfied with cost-of-service gas produced from over 630 wells in more than 30 fields. (As defined, cost-of-service gas includes related royalty gas.) The volumes produced from such properties are transported for the Company by Questar Pipeline Company ("Questar Pipeline"). See "Relationships with Affiliates." During 2000, 48.0 MMDth of gas were delivered from such properties, compared to 45.8 MMDth in 1999.

     The Company estimates that it had reserves of 399.7 equivalent billion cubic feet ("Bcfe") of natural gas and hydrocarbon liquids as of year-end 2000 compared to 373.4 Bcfe as of year-end 1999. (These reserve numbers do not include gas attributed to royalty interest owners but they do include crude oil reserves. Reserve numbers are typically reported in volumetric units, such as Bcf, that don't reflect heating values.) The increased reserves were attributable to revisions and extensions as a result of Wexpro's drilling activities, which more than offset the production associated with such properties. The average wellhead cost associated with gas volumes produced from the Company's cost-of-service reserves was $1.78 per Dth in 2000, which is below the average cost of purchased volumes.

     Some of the wells on the Company's producing properties qualify for special tax credits, commonly referred to as "Section 29" or "tight sands" tax credits. During 2000, Questar Gas, as the party with the economic interest in the gas produced from such wells, claimed $1.8 million in Section 29 tax credits. To qualify for the special tax credits, production must flow from wells that meet specified tight sands criteria and that commenced drilling prior to January 1, 1993. Only gas volumes produced prior to January 1, 2003, are eligible for the special tax credit.

     Questar Gas stores up to 13.3 Bcf of gas at Clay Basin, a base-load storage facility owned and operated by Questar Pipeline, to provide flexibility for handling gas volumes produced from cost-of-service properties. Gas volumes, as a general rule, are injected into the Clay Basin storage reservoir during the summer and withdrawn during the heating season.
<PAGE 3>

     Questar Gas has a balanced and diversified portfolio of gas supply contracts with a variety of suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. It also purchases gas on the spot market, primarily during the heating season. The Company's gas purchase contracts have market-based provisions and are either of short-duration or renewable on an annual basis upon agreement of the parties. Questar Gas's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In the latest purchased gas cost filing, the Company estimated that its 2001 average cost of purchased gas would be $6.75 per Dth for gas delivered to the upstream pipeline, compared to the $2.61 price it estimated a year earlier.

     Several years ago, Questar Gas realized that it had a significant problem with some gas supplies having a lower Btu content, which was attributable to lower-Btu gas extracted from coal seams and the stripping of liquids at processing plants. Appliances in Questar Gas's service area have historically been set to burn gas within a certain Btu range, and customer-safety problems can occur if the Btu content of delivered gas falls outside this range. The Company has reduced its recommended set point standard for appliances. New and replacement appliances installed by heating contractors meet this standard. Customers will be advised to have their appliances inspected and adjusted, if necessary, to satisfy the new standard. To provide an appropriate transition period, Questar Gas contracted with an affiliate to construct and operate a processing plant to remove carbon dioxide from coal-seam gas, thereby increasing the Btu content. The plant became operational in mid-1999. (See "Regulation" for a discussion of regulatory proceedings involving the costs associated with this activity.)

Competition and Growth

     Questar Gas has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas and with the services provided in conjunction with natural gas, has permitted the Company to serve over 90 percent of the residential space heating and water heating market in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah.

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

     Historically, the Company's competitive position has been strengthened as a result of owning natural gas producing properties and satisfying as much as approximately 45-50 percent of its system requirements with the cost-of-service gas produced from such properties. Questar Gas develops an annual gas supply plan that
<PAGE 4>

provides for a judicious balance between cost-of-service gas and purchased gas. The Company believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best short- and long-term interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties.

     No other major distributor markets natural gas sales service in direct competition with the Company in its service area, but marketing firms are arranging direct purchase contracts between large users in the Company's service area and producers. These customers have not bypassed Questar Gas, but can take advantage of the open-access status of either the pipeline systems owned by Questar Pipeline Company (Questar Pipeline") or Kern River Gas Transmission Company ("Kern River"). The Company's sales rates are competitive when compared to other energy sources, but can be higher (or lower) than the delivered price of spot-market gas volumes transported through its system to large customers.

     The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of the Company's service area and can provide an alternative delivery source to transportation customers. As of the date of this Report, Questar Gas has lost no industrial load as a result of the Kern River line. The existence of the Kern River pipeline, however, coupled with the open-access status of Questar Pipeline's transmission system, has changed the nature of market conditions for the Company. Large industrial customers in Utah's Wasatch Front area can acquire taps on Kern River's system or direct taps on Questar Pipeline's system. The Company, itself, has taps on the Kern River line that enable it to obtain delivery of additional peak-day supplies to meet increasing demand. The existence and location of the Kern River pipeline system also made it possible for Questar Gas to extend service into new areas in rural Utah and to develop additional sources of supply for its central and southern Utah system.

       Questar Pipeline, an affiliate in the Regulated Services group, plans to construct a new line Mainline 104. The line, which should be operational before the 2001-02 winter heating season, also could change the competitive situation within the markets served by Questar Gas. This line extends from Price, Utah, near the Ferron area of coalbed methane gas, to the Company's system at Payson, Utah, and the Kern River line near Elberta, Utah. Questar Gas has contracted for firm transportation capacity on the line to enable it to meet its design-day requirements, but the location of the line and its connection to the Kern River line may increase the possibilities for some customers to bypass Questar Gas's system.

      In 1998, the PSCW approved a "supplier choice" program for the Company's customers in Wyoming. Under the terms of this program, general service customers have the option of selecting a different supplier of natural gas while purchasing transportation and related services from Questar Gas. However, no supplier has yet offered to provide service under the program.

      Questar Gas and all local distribution companies are faced with the challenges and opportunities posed by the unbundling and restructuring of traditional utility services, which have been complicated by recent developments in other states where partial deregulation activities have resulted in market anomalies and demands for "reregulation." At this point, it is far too soon to set or predict a timetable for the Company's unbundling of services to residential and commercial customers. Questar Gas will continue
<PAGE 5>

to examine its costs, take advantage of technological developments, and improve its overall efficiency in order to take advantage of opportunities in a deregulated environment.

       Effective October 31, 2000, 262 employees and 14 disability recipients within the Regulated Services unit retired pursuant to the terms of an early retirement program. As the largest employer within the Regulated Services group, Questar Gas lost 176 of the 262 employees involved. This early retirement program was the fourth program offered to the Company's employees within the last nine years and reflects continuing efforts to cut costs in response to competitive pressures, to deal with financial constraints imposed by regulatory orders, and reap the benefits associated with technological improvements.

Regulation

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

      Questar Gas has consistently endeavored to balance the costs of adding close to 18,000-20,000 customers each year with the cost savings associated with reducing labor costs, consolidating activities and utilizing new technology. During 2000, the Company improved its overall efficiency by closing the front offices at its service centers, limiting in-home service visits to safety and emergency calls, outsourcing some non-core activities, and combining operations with Questar Pipeline.

       Questar Gas's 2000 general rate case proceedings culminated with the receipt of an "acceptable" decision from the PSCU in August of 2000. The case began in December of 1999 when the Company filed an application requesting an increase of $22.2 million and return on equity of 12 percent. Effective January 1, 2000, Questar Gas was permitted to increase its rates, on an interim basis and subject to refund, to collect an annualized increase of $7.1 million. The
PSCU, in its August decision, granted $13.5 million in rate relief, which included the $7.1 million, and authorized a return on equity of 11 percent. This decision also permitted Questar Gas to collect $5 million of annual carbon dioxide processing costs (included in the $13.5 million increase) that the PSCU had earlier refused to accept as part of the Company's gas costs for pass-through treatment.

       Questar Gas was disappointed in the authorized return on equity (11 percent) it was granted by the PSCU, given its testimony concerning the need of financial markets for competitive returns and given the increased evidence that utilities cannot earn their allowed returns when they are growing their customer base faster than the national average. The Company is authorized to earn a return on equity of 11.83 percent in Wyoming.

       Regulatory treatment of processing costs has been an issue of contention for the past 18 months. As noted earlier, Questar Gas, in order to give its customers time to adjust the combustion settings in its service area to handle lower Btu-gas volumes,
<PAGE 6>

determined to enhance the Btu of such gas by contracting to have carbon dioxide removed from it and agreeing to pay the costs associated with this activity.

       The Company is involved in two separate cases before the Utah Supreme Court involving the PSCU's treatment of carbon dioxide removal costs. The first case, which has been briefed and argued, is Questar Gas's appeal from the PSCU's order denying its application to recover the costs in its pass-through proceedings from June of 1999 through year-end 1999. The second case, which has not been argued, involves an appeal taken by a state agency from the PSCU's general rate case order allowing the Company to include the processing costs in its rates.

       The Utah state legislature voted to repeal regulatory reform legislation that was adopted during 2000. The legislation was designed to improve regulatory processes by consolidating two state agencies into one, encouraging rate-case settlements without protracted and adversarial proceedings, and requiring the PSCU to consider "known and measurable" changes when setting rates. The legislation received adverse reactions from consumer groups and local media, which resulted in a political decision to repeal the legislation before it could become effective.

       Both the PSCU and the PSCW have authorized Questar Gas to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes on at least a semi-annual basis. During 2000, the Company filed three pass-through applications with both the Utah and Wyoming commissions to reflect increased gas costs in its rates. In the last pass-through applications that became effective January 1, 2001, Questar Gas was allowed to reflect annualized gas costs of $504,865,533 in its Utah rates and $19,529,523 in its Wyoming rates. A typical residential customer in Utah would have an annual bill of $905.02, using rates in effect as of January 1, 2001, compared to an annual bill of $611.19, using rates in effect as of January 1, 2000. The PSCW and PSCU have allowed the Company to collect the increased gas costs in rates, subject to refund. Both commissions also held public hearings to hear public comments on the most recent pass-through filings.

       Questar Gas has reached an agreement in principle to purchase Utah Gas and Wyoming Industrial Gas Company ("Wyoming Gas") and immediately merge these two entities into it. It has also requested regulatory approval of the transactions. Utah Gas is the only other retail natural gas utility in Utah and serves the three primary cities of Vernal, Moab, and Monticello, which are located in eastern and southeastern Utah. Wyoming Gas supplies gas to Kemmerer, Wyoming, which is located in western Wyoming. As a result of the acquisition, Questar Gas would add approximately 10,500 customers. The Company specified several conditions to its acquisition that include receiving regulatory approval to continue charging the acquired customers the current non-gas cost portion of rates for 10 years.

      Responsibility for gas acquisition activities involves inherent risks of regulatory scrutiny. The Company has been periodically involved in regulatory proceedings in which the prudence of its gas supply activities has been challenged. The PSCU and PSCW have jurisdiction to examine the Company's relationships with its affiliates and the costs paid by the Company for services rendered by or goods purchased from its affiliates. A 1981 settlement agreement involving cost-of-service gas and defining certain contractual obligations between the Company and Wexpro continues to be monitored by the Division and its agents.
<PAGE 7>

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

Relationships with Affiliates

      The Company has significant business relationships with affiliated companies. The following diagram shows the corporate structure of the Company and its primary affiliates:
<PAGE 8>

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

      Questar Pipeline Company. Questar Pipeline owns a two-pronged transmission system running from southwestern Wyoming and western Colorado into the Company's Utah service area. During the months of December through February of 2000-01, Questar Gas reserved about 828,000 Dth per day or 77 percent of Questar Pipeline's reserved capacity. On an ongoing basis, the Company has about 798,000 Dth per day on Questar Pipeline's system.

      Questar Gas transports both cost-of-service gas and purchased gas on Questar Pipeline's transmission system. (The Company also transports gas volumes on the transmission systems owned by The Williams Companies, Inc. and Colorado Interstate Gas Company.
 Questar Gas purchases "city gate" gas supplies from transportation customers on Kern River's system.) The Company releases its firm transportation capacity, pursuant to capacity release procedures adopted by the Federal Energy Regulatory Commission ("FERC"), when it does not need such service for its sales customers. Because
<PAGE 9>

Questar Gas has sufficient capacity on the system to meet peak-demand periods, it has unused capacity for the balance of the year.

      During 2000, Questar Pipeline transported 108.2 MMDth of gas for Questar Gas, compared to 105.5 MMDth in 1999. Under Questar Pipeline's "straight fixed-variable" rate schedules, Questar Gas is obligated to pay demand charges for firm capacity, regardless of the volumes actually transported. The Company, in 2000, paid approximately $54.3 million in demand charges to Questar Pipeline for firm transportation capacity and "no notice" transportation.
The Company's transportation agreement with Questar Pipeline was extended in 1999 for three years and expires on June 30, 2002.

      Questar Gas purchases storage capacity at Clay Basin, a large base-load storage facility operated by Questar Pipeline, and also has peaking storage capacity at three additional storage reservoirs owned by Questar Pipeline. The Company paid Questar Pipeline $13.7 million in demand charges during 2000 in connection with storage services.

      A subsidiary of Questar Pipeline also operates the processing plant near Price, Utah, that removes the carbon dioxide from gas volumes delivered to Questar Gas's system. During 2000, the Company paid $6.3 million for services provided at the plant.

       After the early retirement program that was effective October 31, 2000, Questar Gas and Questar Pipeline combined operation activities. Susan Glasmann, in her position as Vice President of Operations, serves as the primary operations officer for both entities. In some areas, Questar Gas and Questar Pipeline combined their separate service centers; operations employees are being cross-trained to handle responsibilities for both entities.

      Questar Energy Services, Inc. Effective January 1, 1999, Questar Energy Services, Inc. ("QES") was transferred from Questar's Market Resources unit to the Regulated Services unit. QES provides energy management equipment, installation and services for commercial and industrial customers, home security systems, and equipment financing to residential customers. The Company allows QES, for a fee, to advertise its products with bills sent to customers and to invoice its customers on utility bills.

       During 2000, QES concentrated on three new business activities that demonstrate its close relationship with Questar Gas. It partnered with Northwest Natural Gas Company, a Portland, Oregon-based natural gas utility, to provide residential and commercial appliance financing for Northwest's customers after it demonstrated its success handling these arrangements for the Company's customers. QES developed an "infrastructure management" business in which it works with developers to coordinate utility installations, including the Company's, for new construction projects. Finally, QES introduced a program to supply contractors with a reliable and temporary heating source for winter construction projects.

      Questar Gas Management Company: Questar Gas Management Company ("QGM") owns the gathering facilities that were originally built to gather production from the Company's cost-of-service properties. During 2000, QGM gathered 36.8 MMDth of natural gas for Questar Gas, compared to 32.1 MMDth in 1999. The Company paid $4.5 million to QGM for demand charges in conjunction with 2000 gathering services. Under the terms of the gathering agreement between the parties, QGM will gather gas volumes produced from cost-of-service properties for the life of such properties and charge cost-of-service rates.
<PAGE 10>

      Wexpro Company: Wexpro, another company within Questar's Market Resources segment, operates certain properties owned by Questar Gas. Under the terms of a 1981 settlement agreement, which was approved by the PSCU and PSCW and upheld by the Utah Supreme Court, the Company owns gas produced from specified properties that were productive as of August 1, 1981 (the effective date of the settlement agreement). Such gas is reflected in rates at cost-of-service prices based on rates of return established by the settlement agreement. In addition, Wexpro produces gas from specified properties for Questar Gas and is reimbursed for its costs plus a current rate of return of 18.64 percent (adjusted annually using a specified formula) on its net investment in such properties, adjusted for working capital and deferred taxes. At year-end 2000, Wexpro's investment (net of deferred taxes) in cost-of-service operations was $124.8 million compared to $108.9 million at year-end 1999. Under the terms of the settlement agreement, the costs of unsuccessful wells are borne by Wexpro. The settlement agreement also permits Questar Gas to share income from hydrocarbon liquids produced from certain properties operated by Wexpro after Wexpro recovers its expenses and a specified rate of return. The income received by Questar Gas from Wexpro is used to reduce natural gas costs reflected in the Company's rates.

      Questar InfoComm, Inc.: The Company receives data processing and telecommunication services from its affiliate, Questar InfoComm. Questar Gas utilizes a customer information system and related software systems that are maintained by Questar InfoComm. Questar InfoComm's services have historically been priced to recover operating expenses and a return on investment. For 2001, Questar Gas and Questar InfoComm have negotiated the terms of a new relationship that will allow the Company more flexibility and different pricing mechanisms when obtaining services from Questar InfoComm.

      Other Affiliates: In addition to QGM and Wexpro, the Market Resources segment of Questar includes Questar Energy Trading Company and Questar Exploration and Production Company. Questar Gas does not have significant business relationships with these entities, although it did purchase some gas volumes on an emergency basis during 2000 from Questar Energy Trading.

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

Employees

      As of December 31, 2000, the Company had 741 employees, compared to 931 at year-end 1999. Regulated Services, the Company's parent, has 358 employees (compared to 431 at year-end 1999) who perform specified services, e.g., administrative, engineering, legal, accounting, budget, for Questar Gas, Questar Pipeline and QES. The significant reduction in employee numbers reflects the impact of an early retirement program described under "Competition and Growth." The Company's employees are nonunion employees who are not represented under collective bargaining agreements. Employee relations are generally deemed to be satisfactory.
<PAGE 11>

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

ITEM 3.  LEGAL PROCEEDINGS.

       Questar Gas is involved in various legal and regulatory proceedings. While it is currently impossible to predict or determine the outcome of these proceedings, management believes that the outcome will not have a material adverse effect on the Company's financial position or liquidity.

       The Company is a named defendant in two cases that have been filed by Jack Grynberg, an independent producer that has sued
Questar Gas and its affiliates a number of times during the last eight years. The most active case involves claims brought by Mr. Grynberg under the Federal False Claims Act. It and the 75 substantially similar cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial discovery motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement and undervaluation of gas volumes on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties. The Questar defendants in the case have joined with other defendants to file a comprehensive motion to dismiss, which has not yet been ruled on by the federal district judge.

       Another Grynberg case was filed against Questar Gas and several affiliates in 1997. This case involves claims of fraud and antitrust violations in addition to some take-or-pay, breach of contract, and intentional interference with a contract claims. The case was stayed pending Grynberg's appeal of another case involving the Company to the Tenth Circuit Court of Appeals, although the district court did rule favorably on some issues before the case was stayed. The district court has not ruled on the defendants' motions for summary judgment.
<PAGE 12>

       Questar Gas and several affiliates are among the 220 named defendants in Quinque Operating Company v. Gas Pipelines, which was recently transferred from the Wyoming federal district court where it had been consolidated with the Grynberg cases to the Kansas state court where it had been originally filed. This case is very similar to the cases filed by Mr. Grynberg against the pipeline industry, but the allegations of systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors, rather than on behalf of the federal government.

       See "Regulation" for a review of significant regulatory proceedings and appeals of decisions in such proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company did not submit any matters to a vote of its stockholder during the last quarter of 2000.

                               Part II

ITEM 5.  MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER
MATTERS.

      All of the Company's outstanding shares of common stock, $2.50 par value, are owned by Regulated Services. Information concerning the dividends paid on such stock and the ability to pay dividends is reported in the Statements of Common Shareholder's Equity and the Notes to Financial Statements included in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA.

      The Company, as the wholly owned subsidiary of a reporting company under the Securities Exchange Act of 1934 ("the Act"), is entitled to omit the information requested in this Item.
<PAGE 13>

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Questar Gas conducts natural gas distribution operations.
Following is a summary of financial results and operating information:

                                                               Year Ended December 31,
                                                       2000        1999        1998
                                                   (Dollars In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales                    $467,293    $396,882    $425,452
  Industrial sales                                      38,993      28,938      29,555
  Industrial transportation                              6,968       6,594       6,480
  Other                                                 23,508      17,523      15,336
        Total revenues                                 536,762     449,937     476,823
  Natural gas purchases                                334,193     257,265     281,004
        Margin                                         202,569     192,672     195,819

Operating expenses
  Operating and maintenance                            101,486     103,308      96,923
  Depreciation and amortization                         34,450      36,426      33,261
  Other taxes                                           10,213       7,625       8,185
        Total expenses                                 146,149     147,359     138,369
          Operating income                             $56,420     $45,313     $57,450

OPERATING STATISTICS
Natural gas volumes (in MDth)
  Residential and commercial sales                      83,373      82,201      83,231
  Industrial deliveries
    Sales                                               10,314       9,823       9,681
    Transportation                                      54,836      51,643      55,461
      Total industrial                                  65,150      61,466      65,142
        Total deliveries                               148,523     143,667     148,373
Natural gas revenue (per Dth)
  Residential and commercial                             $5.60       $4.83       $5.11
  Industrial sales                                        3.78        2.95        3.05
  Transportation for industrial customers                 0.13        0.13        0.12
System natural gas cost (per Dth)                        $3.54       $2.61       $2.57
Heating degree days (normal 5,609)                       5,402       5,317       5,462
  Warmer than normal                                         4%          5%          3%
Number of customers at December 31,
   Residential and commercial                          703,306     684,950     662,084
   Industrial                                            1,323       1,367       1,308
                                                       704,629     686,317     663,392

<PAGE 14>

Margin (Revenues less natural gas purchases)

Questar Gas' margin increased 5% in 2000 when compared with 1999 after declining by 2% in the prior year comparison. The improvement was primarily the result of a $13.5 million annual general rate increase. A $7.1 million portion of the Utah rate increase went into effect
January 1, 2000, with the remainder reflected in rates beginning
August 11, 2000. The rate case authorized Questar Gas to earn up to an 11% return on equity and included $5 million for annual gas processing costs. The rate case resolved an issue in which the Public Service Commission of Utah (PSCU) had denied recovery of $3.6 million of gas processing costs in 1999.

Usage per residential customer, calculated on a temperature adjusted basis, decreased in 2000 for the third consecutive year. Usage per residential customer was three decatherms or 3% lower in 2000 when compared with 1999 and two decatherms or 1% lower in 1999 compared with 1998. Temperatures have been warmer than normal for the past seven years. However, since 1995, the financial impact of warmer weather has been minimized because of a weather-normalization adjustment in rates. Customers served by Questar Gas grew by 18,312 or 2.7% in 2000, following growth rates of 3.5% in 1999 and 3.4% in 1998.

Industrial deliveries were 6% higher in 2000 due to an increase in natural gas volumes used to generate electricity. Gas deliveries to industrial customers decreased by 6% in 1999 because a major steel-producing customer reduced operations. Margins from gas delivered to industrial customers, either sold or transported, are substantially lower than from gas delivered to residential and commercial customers.

Significant gas-cost increases in the second half of 2000 due to rising demand for natural gas in the western U. S. did not affect the margin. Under rate regulation in Utah and Wyoming, Questar Gas can request authorization to recover from customers the cost of its gas supply on a dollar-for-dollar basis. Gas costs in Utah rates have risen from $1.72 per dth in 1999 to $2.91 at December 31, 2000. As of January 1, 2001, gas costs in rates rose to $4.67 per dth.

Operating expenses

Operating and maintenance expenses were 2% lower in 2000 due to decreases in legal, information technology and labor costs. Questar Gas improved a number of its information technology systems in 1999 as part of its year 2000 system-readiness program. Labor costs were lower as a result of early retirement programs effective October 31, 2000, and August 31, 1998. Operating and maintenance expenses were 7% higher in 1999 due to incremental costs of serving a growing customer base. Depreciation expense was $2.8 million lower in 2000 due to investments in several information systems being fully depreciated. Depreciation increased 10% in 1999 because of capital spending. Other taxes increased in 2000 because of a $1.4 million current-year adjustment of prior-year taxes and from higher property tax rates.

Questar Regulated Services initiated an early retirement window program effective October 31, 2000. A total of 262 employees from Questar Gas, Questar Pipeline and Questar Regulated Services elected to retire. The window program is projected to result in pretax labor-cost savings for Regulated Services of $6-8 million yearly. Questar Gas receives about two-thirds of the effect of the early retirement window.

Acquisition of distribution systems

Questar Gas has agreed in principle to acquire two gas distribution systems in exchange for 390,000 shares of Questar Corporation common stock. The acquisitions, pending approval from the PSCU and Public Service Commission of Wyoming (PSCW), will add about 10,500 customers in Utah and Wyoming. The transactions will be accounted for as a purchase.
<PAGE 15>

Debt expense

Interest expense increased due to higher interest rates and borrowing from Questar in 2000.

Income taxes

The effective combined federal and state rate was 34.8% in 2000, 31.9% in 1999 and 33.5% in 1998. The effective income tax rate was below the combined federal and state statutory rate of about 38% primarily due to noncoventional fuel credits related to production of gas from certain properties. These credits amounted to $1,798,000 in 2000, $1,872,000 in 1999 and $2,217,000
in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

                                                               Year Ended December 31,
                                                       2000        1999        1998
                                                               (In Thousands)
Net income                                             $24,163     $19,219     $27,408
Adjustments to net income                               51,631      44,799      28,686
Changes in operating assets and liabilities            (14,048)      1,108      39,505

Net cash provided from operating activities            $61,746     $65,126     $95,599

Net cash provided from operating activities decreased in 2000 compared with 1999 due primarily to an increase in customer account receivables and under collection of purchased-gas costs in customer rates. The decrease in 1999 compared with 1998 was due primarily to a collection of about $35 million of purchased-gas costs in 1998.

Investing Activities

Following is a summary of capital expenditures for 2000 and 1999, and a forecast of 2001 expenditures.

                                          2001
                                         Forecast      2000        1999
                                                   (In Thousands)
Distribution system
 and customer additions                    $49,900     $49,454     $50,077
General                                     17,800      16,313      18,370
                                           $67,700     $65,767     $68,447

The distribution system was extended by 964 miles of main, feeder and service lines to accommodate the addition of 18,312 customers.

Financing Activities

Questar Gas generated sufficient net cash provided from operating activities to fund 94% of its 2000 capital expenditures.
Forecasted 2001 capital expenditures are expected to be financed with net cash provided from operations and borrowing from Questar.

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $105.6 million at December 31, 2000 with an average interest rate of 6.91% and $79.3 million at December 31, 1999 with an interest rate of 6.61%.
<PAGE 16>

The Company typically has negative net working capital at December 31 because of short-term borrowing. The borrowing is seasonal and generally peaks at the end of the year because of
cold-weather gas purchases.   Negative working capital at year
end was exacerbated by rising energy prices experienced in the second half of 2000 and extending into the first quarter of 2001.

Questar Gas' capital structure at December 31, 2000, was composed of 46% long-term debt and 54% common equity. Moody's and Standard and Poor's have rated the Company's long-term debt A1 and A+, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK.

All of the Company's long-term debt is borrowed at fixed rates.
As the need arises, the Company borrows funds on a short-term basis, which bear variable interest rates.


Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "could", "expect", "intend", "project", "estimate", "anticipate", "believe", "forecast", or "continue" or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of the Company's expected performance at the time, actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include changes in general economic conditions, gas and oil prices and supplies, competition, rate-regulatory issues and other factors beyond the control of the Company. These other factors include the rate of inflation, quoted prices of securities available for sale, the weather and other natural phenomena, the effect of accounting policies issued periodically by accounting standard-setting bodies, and adverse changes in the business or financial condition of the Company.
<PAGE 17>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's financial statements are included in Part IV,
Item 14, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Questar Gas has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.
<PAGE 18>
                               PART III

     The Company, as the wholly owned subsidiary of a reporting company under the Act, is entitled to omit all information requested in PART III (Items 10-13).

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

Exhibit No.                       Description

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

     3.9.     Bylaws (as amended effective February 13, 2001)
<PAGE 19>

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

     10.2*2 Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Pipeline Company effective September 1, 1993. (This agreement has been transferred from Questar Pipeline to Questar Gas Management Company.) (Exhibit No. 10.11. To Form 10-K Annual Report for 1994.)

     10.3.*2 Amendment to Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Gas Management Company effective September 1, 1997.

     24.      Power of Attorney.

_______________________

    *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

    1First Security Bank, N.A. serves as the successor trustee.

    2This document has not been formally amended to refer to the Company's current name.

    (b) Questar Gas Company did not file any Current Reports on Form 8-K during the last quarter of 2000.

<PAGE 20>

                      ANNUAL REPORT ON FORM 10-K

               ITEM 8, ITEM 14(a) (1) and (2), and (d)

                     LIST OF FINANCIAL STATEMENTS

             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     YEAR ENDED DECEMBER 31, 2000

                         QUESTAR GAS COMPANY

                         SALT LAKE CITY, UTAH


FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR GAS COMPANY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following financial statements of Questar Gas Company are included in Item 8:

     Statements of income, Years ended December 31, 2000, 1999 and 1998

     Balance sheets, December 31, 2000 and 1999

     Statements of common shareholder's equity, Years ended December 31, 2000, 1999 and 1998

     Statements of cash flows, Years ended December 31, 2000, 1999 and 1998

     Notes to financial statements

Financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.
<PAGE 21>

                    Report of Independent Auditors

Board of Directors
Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 2000 and 1999, and the related statements of income and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                   /s/ Ernst & Young

                                       Ernst & Young

Salt Lake City, Utah
March 6, 2001
<PAGE 22>

QUESTAR GAS COMPANY
STATEMENTS OF INCOME

                                                      Year Ended December 31,
                                              2000        1999         1998
                                                      (In Thousands)
REVENUES
  From unaffiliated customers                $531,988     $447,606    $475,754
  From affiliated companies                     4,774        2,331       1,069
                                              536,762      449,937     476,823

OPERATING EXPENSES
  Natural gas purchases
    From affiliated companies                 166,198      150,960     142,699
    From unaffiliated parties                 167,995      106,305     138,305
      Total natural gas purchases             334,193      257,265     281,004
  Operating and maintenance                   101,486      103,308      96,923
  Depreciation and amortization                34,450       36,426      33,261
  Other taxes                                  10,213        7,625       8,185

    TOTAL OPERATING EXPENSES                  480,342      404,624     419,373

    OPERATING INCOME                           56,420       45,313      57,450

INTEREST AND OTHER INCOME                       1,673        2,980       3,566

DEBT EXPENSE                                  (21,041)     (20,062)    (19,792)

    INCOME BEFORE INCOME TAXES                 37,052       28,231      41,224

INCOME TAXES                                   12,889        9,012      13,816

    NET INCOME                                $24,163      $19,219     $27,408

See notes to financial statements.
<PAGE 23>

QUESTAR GAS COMPANY
BALANCE SHEETS

ASSETS
                                                      December 31,
                                                          2000         1999
                                                      (In Thousands)
CURRENT ASSETS
  Cash and cash equivalents                                   $882      $1,708
  Accounts receivable                                       69,808      44,549
  Unbilled gas accounts receivable                          45,293      37,287
  Accounts receivable from affiliates                                    1,262
  Federal income taxes recoverable                           5,019
  Inventories, at lower of average
   cost or market
    Gas stored underground                                  22,444      18,497
    Materials and supplies                                   3,542       3,183
  Purchased-gas adjustments                                 35,565         432
  Prepaid expenses and other                                   773       3,168
    TOTAL CURRENT ASSETS                                   183,326     110,086

PROPERTY, PLANT AND EQUIPMENT
  Distribution                                             818,802     725,874
  Production                                                97,870      97,870
  General                                                  125,970     121,421
  Construction in progress                                  24,720      68,434
                                                         1,067,362   1,013,599
  Less allowances for depreciation                         447,496     421,111
    and amortization
    NET PROPERTY, PLANT AND EQUIPMENT                      619,866     592,488

OTHER ASSETS
  Regulatory assets                                         22,359      16,353
  Other noncurrent assets                                    4,775       4,625
    TOTAL OTHER ASSETS                                      27,134      20,978

                                                          $830,326    $723,552

<PAGE 24>

LIABILITIES AND SHAREHOLDER'S EQUITY

                                                      December 31,
                                                          2000         1999
                                                      (In Thousands)
CURRENT LIABILITIES
  Notes payable to Questar                                $105,600     $79,300
  Accounts payable and accrued expenses
    Accounts and other payables                             97,397      34,369
    Accounts payable to affiliates                          25,701      22,396
    Federal income taxes                                                 2,966
    Deferred income taxes                                   13,515         164
    Other taxes                                              8,502       4,915
    Interest                                                 4,583       4,476
      Total accounts payable and                           149,698      69,286
         accrued expenses
    TOTAL CURRENT LIABILITIES                              255,298     148,586

LONG-TERM DEBT                                             225,000     225,000

DEFERRED INCOME TAXES                                       80,215      79,549

DEFERRED INVESTMENT TAX CREDITS                              5,250       5,630

OTHER LONG-TERM LIABILITIES                                    507       1,394

COMMITMENTS AND CONTINGENCIES - Note 6

COMMON SHAREHOLDER'S EQUITY
  Common stock - par value $2.50 per share;
     authorized 50 million shares;
     9,189,626 issued and outstanding                       22,974      22,974
  Additional paid-in capital                                81,875      81,875
  Retained earnings                                        159,207     158,544
    TOTAL COMMON SHAREHOLDER'S EQUITY                      264,056     263,393

                                                          $830,326    $723,552

See notes to financial statements.
<PAGE 25>

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

                                                       Additional
                                             Common      Paid-in     Retained
                                             Stock       Capital     Earnings
                                                      (In Thousands)
Balances at January 1, 1998                   $22,974      $41,875    $157,417
  1998 net income                                                       27,408
  Payment of common stock dividends                                    (22,500)
Balances at December 31, 1998                  22,974       41,875     162,325
  1999 net income                                                       19,219
  Equity investment                                         40,000
  Payment of common stock dividends                                    (23,000)
Balances at December 31, 1999                  22,974       81,875     158,544
  2000 net income                                                       24,163
  Payment of common stock dividends                                    (23,500)
Balances at December 31, 2000                 $22,974      $81,875    $159,207

See notes to financial statements.
<PAGE 26>

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                              2000        1999         1998
                                          (In Thousand)
OPERATING ACTIVITIES
  Net income                                  $24,163      $19,219     $27,408
  Adjustments to reconcile net
   income to net cash provided from
   operating activities
    Depreciation and amortization              37,994       39,479      35,772
    Deferred income taxes and
      deferred investment tax credits          13,637        5,320      (7,086)
                                               75,794       64,018      56,094
  Changes in operating assets
     and liabilities
    Accounts receivable                       (32,003)      (2,586)      5,975
    Inventories                                (4,306)         616      (1,949)
    Prepaid expenses and other                  2,395         (330)      1,518
    Accounts payable and accrued               70,027       (3,019)      7,800
       expenses
    Federal income taxes                       (7,985)         853        (999)
    Purchased-gas adjustments                 (35,133)       1,635      35,184
    Other assets                               (6,156)       2,875      (2,365)
    Other liabilities                            (887)       1,064      (5,659)
    NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                 61,746       65,126      95,599

INVESTING ACTIVITIES
  Capital expenditures                        (65,767)     (68,447)    (76,328)
  Proceeds from disposition of property,
     plant and equipment                          395        2,103       3,108
     NET CASH USED IN INVESTING
           ACTIVITIES                         (65,372)     (66,344)    (73,220)

FINANCING ACTIVITIES
  Equity investment                                         40,000
  Change in notes payable to Questar           26,300      (17,400)     (3,300)
  Payment of dividends                        (23,500)     (23,000)    (22,500)
    NET CASH PROVIDED FROM (USED IN)
          FINANCING ACTIVITIES                  2,800         (400)    (25,800)
CHANGE IN CASH AND CASH EQUIVALENTS              (826)      (1,618)     (3,421)
BEGINNING CASH AND CASH EQUIVALENTS             1,708        3,326       6,747
ENDING CASH AND CASH EQUIVALENTS                 $882       $1,708      $3,326


See notes to financial statements.
<PAGE 27>

QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Questar Gas Company (the Company or Questar Gas), is a wholly-owned subsidiary of Questar Regulated Services Company (Regulated
Services). Regulated Services is a holding company and a wholly-owned subsidiary of Questar Corporation (Questar). Regulated Services was organized in 1996 and provides administrative, accounting, engineering, legal and regulatory functions for its three subsidiaries, Questar Gas, Questar Pipeline Company (Questar
Pipeline) and Questar Energy Services. Significant accounting policies are presented below.

Business and Regulation: Questar Gas distributes natural gas to residential, commercial and industrial customers. The Company is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). While Questar Gas also serves a small area of southeastern Idaho, the Public Utilities Commission of Idaho has deferred to the PSCU for rate oversight of this area. These regulatory agencies establish rates for the sale and transportation of natural gas. The regulatory agencies also regulate, among other things, the extension of natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service including a return on investment.

The financial statements are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of nonregulated businesses because of cost-allocation methods used in establishing rates.

The amounts included as regulatory assets on the balance sheet include income taxes recoverable from customers, early retirement window costs and gains and losses on the reacquisition of debt.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and
accompanying notes.   Actual results could differ from those
estimates.

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

Cash and Cash Equivalents: Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial bank accounts that result in available funds the next business day.
<PAGE 28>

Property, Plant and Equipment: Property, plant and equipment are stated at cost. The provision for depreciation and amortization is based upon rates that will systematically charge the costs of assets over their estimated useful lives. The costs of natural gas distribution property, plant and equipment, excluding gas wells, are amortized using the straight-line method ranging from 3% to 33% per year. The average depreciation and amortization rates used for the twelve months ended December 31, were as follows:

                                   2000        1999         1998
          Distribution plant        4.0%        4.2%         4.3%
          Gas wells, per Mcf       $0.15       $0.15        $0.17

Allowance for Funds Used During Construction: The Company capitalized the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest expense and the equity portion is recorded in other income. The debt expense was reduced by $909,000 in 2000, $358,000 in 1999 and $797,000 in 1998.

Reacquisition of Debt: Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the life of the replacement debt in order to match regulatory treatment.

Income Taxes: The Company accounts for income tax expense on a separate return basis. Pursuant to the Internal Revenue Code and associated regulations, the Company's operations are consolidated with those of Questar and its subsidiaries for income tax reporting purposes. The Company records tax benefits as they are generated. The Company receives payments from Questar for such tax benefits as they are utilized on the consolidated return. The Company records increases in deferred taxes as income taxes recoverable from customers. The Company has adopted procedures with its regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis. Questar Gas uses the deferral method to account for investment-tax credits as required by regulatory commissions.

New Accounting Standard: The Company is required to adopt the accounting provisions of Statement of Financial Accounting Standards 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) beginning January 1, 2001. SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value, which result in gains or losses, of a derivative instrument would either be reported in income or comprehensive income. The Company has identified a number of contracts that are derivative instruments as defined by SFAS 133, but are specifically excluded from the provisions of SFAS 133 on the basis of normal sales and purchase transactions. The Company does not enter into any commodity or interest rate-based derivative instruments.

Reclassifications: Certain reclassifications were made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

<PAGE 29>

Note 2 - Debt

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $105.6 million at December 31, 2000 with an average interest rate of 6.91% and $79.3 million at December 31, 1999 with an interest rate of 6.61%.

Questar Gas' long-term debt consists of medium-term notes with interest rates ranging from 6.85% to 8.43%, due 2007 to 2024. There are no maturities of long-term debt for the five years following December 31, 2000 and no long-term debt provisions restricting the payment of dividends.

Cash paid for interest was $21,235,000 in 2000, $19,906,000 in 1999 and $19,963,000 in 1998.

Note 3 - Financial Instruments and Risk Management

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                        December 31, 2000        December 31, 1999
                                       Book       Estimated     Book      Estimated
                                       Value     Fair Value     Value     Fair Value
                                                       (In Thousands)
     Financial assets
          Cash and cash equivalents     $882         $882      $1,708      $1,708
     Financial liabilities
          Short-term loans           105,600      105,600      79,300      79,300
          Long-term debt             225,000      240,884     225,000     222,582

The Company used the following methods and assumptions in estimating fair values: (1) Cash and cash equivalents, and short-term loans - book value approximates fair value; (2) Long-term debt - the fair value of the medium-term notes is based on the discounted present value of cash flows using the Company's
current borrowing rates.   Fair value is calculated at a point in
time and does not represent what the Company would pay to retire the debt securities.

Credit Risk: Questar Gas' primary market area is the Rocky Mountain region of the United States. Exposure to credit risk may be impacted by the concentration of customers in this region due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses.
<PAGE 30>

Note 4 - Income Taxes

The components of income taxes were as follows:

                                                      Year Ended December 31,
                                              2000        1999         1998
                                          (In Thousands)
Federal
  Current                                     ($1,999)        $935     $16,773
  Deferred                                     13,897        6,948      (5,057)
State
  Current                                          (2)       1,233       2,876
  Deferred                                      1,373          277        (395)
Deferred investment tax credits                  (380)        (381)       (381)
                                              $12,889       $9,012     $13,816

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate of 35% to income before income taxes is explained as follows:

                                                      Year Ended December 31,
                                              2000        1999         1998
                                          (In Thousands)

  Income before income taxes                  $37,052      $28,231     $41,224

  Federal income taxes at statutory rate      $12,968       $9,881     $14,428
  State income taxes, net of
    federal income tax benefit                    891          982       1,613
  Nonconventional fuel credits                 (1,798)      (1,872)     (2,217)
  Investment-tax credits                         (380)        (381)       (381)
  Deferred taxes related to regulated
    assets for which deferred taxes were
    not provided in prior years                   921          921         922
  Other                                           287         (519)       (549)
    Income tax expense                        $12,889       $9,012     $13,816

Effective income tax rate                        34.8%        31.9%       33.5%
<PAGE 31>

Significant components of the Company's deferred income taxes were as follows:

                                                December 31,
                                              2000        1999
                                               (In Thousands)

Deferred tax liabilities
  Property, plant and equipment               $78,683      $77,655
  Other                                         5,812        6,269
    Total deferred tax liabilities             84,495       83,924

Deferred tax assets
  Deferred ITC and other                        4,280        4,375
   Net deferred income taxes - noncurrent     $80,215      $79,549

Deferred income taxes - current
  Purchased-gas adjustments                   $13,515         $164

Cash paid for income taxes was $7,570,000 in 2000, $2,133,000 in 1999 and $18,985,000 in 1998.

Note 5 - Rate Matters

On August 11, 2000, the Public Service Commission of Utah (PSCU) issued an order in the general rate case filed by Questar Gas. The PSCU granted $13.5 million in general rate relief and authorized an 11% return on equity. The $13.5 million in general rate relief includes the $7.1 million in interim rate relief that Questar Gas was authorized to collect, subject to refund, effective January 1,
2000.   The PSCU's order allows Questar Gas to collect $5 million
of carbon-dioxide-processing costs yearly.

In February 2000, the Public Service Commission of Wyoming (PSCW) reaffirmed Questar Gas's 11.83% authorized return on equity in a general rate case filing and approved the request for a $377,000 rate reduction. Cost efficiencies and slower population growth in Wyoming compared with Utah, enabled Questar Gas to reduce its rates in Wyoming. The PSCW's rate-ruling also ordered the Company to transfer the recovery of carbon dioxide gas processing costs from gas costs to general rates beginning April 2000.

Questar Gas routinely files semi-annual applications with the PSCU and the PSCW requesting permission to reflect annualized gas cost increases or decreases depending on gas prices. These requests for gas cost increases or decreases are passed on to customers on a dollar-for-dollar basis with no markup.

On May 31, 2000, Questar Gas filed with the PSCW to reflect annualized gas costs of $11.1 million in rates for Wyoming customers. The filing reflected a $53,000 increase from the previous filing. The PSCW authorized Questar Gas to reflect the request in rates effective July 1, 2000. On June 14, 2000, Questar Gas filed a request with the PSCU to reflect annualized gas costs of $286.6 million in rates for Utah customers effective July 1, 2000. The request slightly decreased rates for residential and commercial customers. However, the PSCU, by an interim order, chose to make no adjustment in rates.

Due to the rapidly rising gas prices caused by a high demand for energy, Questar Gas filed an out-of-period pass-on application on September 19, 2000, with the PSCW seeking approval to reflect an increase of annualized gas costs of $2.5 million in rates for Wyoming customers. The PSCW authorized the requested gas-cost increase in rates effective October 1, 2000. On September 20, 2000, Questar Gas filed a special pass-through application with the
<PAGE 32>

PSCU requesting permission to reflect annualized gas cost increases of $63.5 million in rates for Utah customers. The PSCU, by interim order, authorized Questar Gas to reflect the increase in rates effective October 1, 2000.

As a result of a continuing growing demand for energy and the accompanying pressure on energy prices, Questar Gas filed on December 19, 2000, with the PSCU to reflect a $167.5 million increase of annualized gas cost in rates for Utah customers. The PSCU, by interim order, authorized Questar Gas to reflect the increase in rates effective January 1, 2001. On December 19, 2000, Questar Gas filed an application with the PSCW to increase gas costs in Wyoming rates by $7.1 million. The PSCW authorized the increase in Wyoming gas rates effective January 1, 2001.

Note 6 - Litigation and Commitments

The Company is a named defendant in two cases that have been filed by Jack Grynberg, an independent producer that has sued Questar Gas and its affiliates a number of times during the last eight years. The most active case involves claims brought by Mr. Grynberg under the Federal False Claims Act. It and the 75 substantially similar cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial discovery motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement and undervaluation of gas volumes on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties. The Questar defendants in the case have joined with other defendants to file a comprehensive motion to dismiss, which has not yet been ruled on by the federal district judge.

A second Grynberg case was filed against Questar Gas and several affiliates in 1997. This case involves claims of fraud and antitrust violations in addition to some take-or-pay, breach of contract, and intentional interference with a contract claims. The case was stayed pending Gyrnberg's appeal of another case involving the Company to the Tenth Circuit Court of Appeals, although the district court did rule favorably on some issues before the case was stayed. The district court has not ruled on the defendant's motions for summary judgement.

Questar Gas and several affiliates are among the 220 named defendants in the Quinque Operating Company v. Gas Pipelines, which was recently transferred from the Wyoming federal district court where it had been consolidated with the Grynberg cases to the Kansas state court where it had been originally filed. This case is very similar to the cases filed by Mr. Grynberg against the pipeline industry, but the allegations of systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors, rather than on behalf of the federal government.

There are other various legal proceedings against the Company. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Historically, 45% to 50% of Questar Gas's gas-supply portfolio has been provided from company-owned gas reserves at the cost of service. The remainder of the gas supply has been purchased from various suppliers under agreements with a duration of one year or less and index-based pricing. Generally, at the conclusion of the heating season and after a bid process, new agreements for the upcoming heating season are put into place. Questar Gas bought significant quantities of natural gas under purchase agreements amounting to $184 million, $93 million and $100 million in 2000, 1999 and 1998, respectively. In addition, Questar Gas makes use of various storage arrangements to meet peak-gas demand during certain times of the heating season.
<PAGE 33>

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

Questar Gas' portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 2000, Questar's accumulated benefit obligation exceeded the fair value of plan assets.

Questar Regulated Services has offered early retirement windows to eligible employees in 2000 and 1998. In 2000, a total of 276 employees and recipients of long-term disability from Questar Gas, Questar Pipeline and Questar Regulated Services elected to retire effective October 31. The $14.4 million cost of the early retirement window will be amortized over a five-year period in accordance with regulatory treatment. In 1998, Regulated Services offered an early-retirement window that was accepted by 178 eligible employees. The $3.1 million cost of the window is being amortized over a five-year period beginning August 1998. About two-thirds of the early retirement window costs will be charged to Questar Gas. Pension expense was $2,075,000 in 2000, $1,735,000 in 1999 and $1,865,000 in 1998.

Postretirement Benefits Other Than Pensions: Generally postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. Questar Gas pays a portion of postretirement health-care costs benefits as determined by an employee's years of service and limited to 170% of the 1992 contribution. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, and corporate and U.S. government debt obligations. The Company is amortizing the transition obligation over a 20-year period, which began in 1992. The cost of postretirement benefits other than pensions was $1,107,000 in 2000, $1,150,000 in 1999 and $1,844,000 in 1998.

The Company's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. The PSCU and the PSCW have allowed Questar Gas to recover postemployment costs that were accumulated through December 31, 1994 in future rates. At December 31, 2000, the Company had a $253,000 regulatory liability that it is amortizing over the next five years.

Employee Investment Plan: Questar Gas participates in Questar's Employee Investment Plan (Plan), which allows eligible employees to purchase Questar common stock or other investments through payroll deduction. The Company makes contributions of Questar common stock to the Plan of approximately 80%, 75% prior to 1999, of the
<PAGE 34>

employees' eligible purchases and contributes an additional $200 of common stock in the name of each eligible employee. The Company's expense and contribution to the plan was $1,657,000 in 2000, $1,596,000 in 1999 and $1,616,000 in 1998.

Note 8 - Related Party Transactions

Regulated Services provides administrative, technical and accounting support to Questar Gas. The cost of this support was $34,022,000 in 2000, $37,534,000 in 1999 and $24,935,000 in 1998.
The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on several methods dictated by the nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas has reserved transportation capacity on Questar Pipeline's system of approximately 828,000 dth per day and paid an annual demand charge of approximately $54.3 million for this reservation. Questar Gas releases excess capacity to its industrial transportation or other customers and receives a credit from Questar Pipeline for the released-capacity revenues and a portion of Questar Pipeline's interruptible-transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $73,742,000 in 2000, $71,636,000 in 1999 and $67,528,000 in 1998,
which included demand charges. The costs of these services were included in natural gas purchases.

Wexpro, an affiliated company, operates certain properties owned by Questar Gas under the terms of the Wexpro Settlement Agreement.
The Company receives a portion of Wexpro's income from oil operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $4,758,000 in 2000, $2,306,000 in 1999 and $1,050,000 in 1998.
Questar Gas paid Wexpro for the operation of gas properties owned by Questar Gas. These costs are included in natural gas purchases and amounted to $73,692,000 in 2000, $62,299,000 in 1999 and
$58,482,000 in 1998.

Also included in natural gas purchases are amounts paid to Questar Gas Management, an affiliate, for gathering of Company-owned gas and purchased gas. These costs amounted to $8,542,000 in 2000, $9,045,000 in 1999 and $9,047,000 in 1998. Questar Gas purchased various other field-related services from Questar Gas Management amounting to $864,000 in 2000, $755,000 in 1999 and $418,000 in
1998.

Questar Gas purchased gas from Questar Energy Trading amounting to $9,329,000 in 2000, $7,190,000 in 1999 and $7,125,000 in 1998.

Questar Gas has an 11-year lease with an option to renew with an affiliate for some space in an office building located in Salt Lake City, Utah. Rent expense was $1,300,000 in 2000 and $1,155,000 in 1999 and 1998. The annual lease payment for the five years following 2000 are scheduled as follows: $1,315,000 in 2001, $1,346,000 in 2002 and $1,378,000 in 2003 through 2005.

Questar InfoComm Inc. is an affiliated company that provides data processing and communication services to Questar Gas. Direct charges paid by the Company to Questar InfoComm were $15,372,000 in 2000, $13,700,000 in 1999 and $16,480,000 in 1998.

Questar charged Questar Gas for certain administrative functions amounting to $6,198,000 in 2000, $4,981,000 in 1999 and $4,714,000
in 1998. These costs are included in operating and maintenance expenses and are allocated based on each affiliated company's proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.
<PAGE 35>

Questar Gas incurred debt expense to Questar of $3,470,000 in 2000, $1,922,000 in 1999 and $2,403,000 in 1998.

Note 9 - Supplemental Oil and Gas Information (Unaudited)

The following information discusses the Company's oil and gas producing activities. All of the properties are cost-of-service properties with the return on investment established by state regulatory agencies. Questar Gas has not incurred any costs for oil and gas producing activities for the three years ended December 31,
2000.   See Note 8 for the amounts paid by Questar Gas to Wexpro.

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

                                          Natural Gas      Oil
                                          (In Million (In Thousands
                                          Cubic Feet)  of Barrels)
  Proved Developed Reserves
    Balance at January 1, 1998                337,179        3,049
      Revisions of estimates                   15,017          (46)
      Extensions and discoveries               25,077          333
      Production                              (37,138)        (613)
    Balance at December 31, 1998              340,135        2,723
      Revisions of estimates                    5,699          976
      Extensions and discoveries               46,739          213
      Production                              (38,890)        (623)
    Balance at December 31, 1999              353,683        3,289
      Revisions of estimates                   16,523          504
      Extensions and discoveries               50,351          234
      Production                              (41,546)        (579)
    Balance at December 31, 2000              379,011        3,448

<PAGE 36>

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2001.

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


 /s/ D. N. Rose               President and Chief Executive
 D. N. Rose                   Officer;  Director (Principal
                              Executive Officer)


 /s/ S. E. Parks              Vice President, Treasurer and Chief
 S. E. Parks                  Financial Officer (Principal Financial
                              Officer)


 /s/ D. M. Curtis             Controller
 D. M. Curtis                 (Principal Accounting Officer)


*R. D. Cash                   Chairman of the Board
*W. Whitley Hawkins           Director
*Robert E. Kadlec             Director
*Dixie L. Leavitt             Director
*Gary G. Michael              Director
*K. O. Rattie                 Director
*D. N. Rose                   Director
*Harris H. Simmons            Director

March 27, 2001                *By /s/ D. N. Rose
        Date                          D. N. Rose, Attorney in Fact

<PAGE 37>
                            EXHIBIT INDEX

Exhibit
Number     Description

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

 3.9.      Bylaws (as amended effective February 13, 2001)

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

 10.2*2 Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Pipeline Company effective September 1, 1993. (This agreement has been transferred from Questar Pipeline to Questar Gas Management Company.) (Exhibit No. 10.11. To Form 10-K Annual Report for 1994.)

 10.3.*2 Amendment to Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Gas Management Company effective September 1, 1997.

 24.       Power of Attorney.

_______________________

    *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

    1 First Security Bank, N.A. serves as the successor trustee.

    2 This document has not been formally amended to refer to the Company's current name.