Form 10-Q
period 2001-03-31
QUESTAR GAS CO
filed 2001-05-15
CIK 68589

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                            Commission File No. 1-935



                               QUESTAR GAS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       STATE OF UTAH                                              87-0155877
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)


P.O. Box 45360, 180 East 100 South, Salt Lake City, Utah              84145-0360
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:               (801) 324-5555
                                                                  --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding as of April 30, 2001
-----------------------------                   --------------------------------
Common Stock, $2.50 par value                             9,189,626 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                                      3 Months Ended             12 Months Ended
                                                         March 31,                  March 31,
                                                     2001         2000          2001          2000
                                               ------------------------------------------------------
                                                                  (In Thousands)
REVENUES                                          $ 310,129    $ 200,520      $ 646,371    $ 478,155

OPERATING EXPENSES
  Cost of natural gas sold                          230,154      122,430        441,917      280,973
  Operating and maintenance                          25,089       26,171        100,404      104,598
  Depreciation                                        8,761        9,181         34,030       36,941
  Other taxes                                         2,798        3,989          9,022        9,388
                                               ------------------------------------------------------

    TOTAL OPERATING EXPENSES                        266,802      161,771        585,373      431,900
                                               ------------------------------------------------------

    OPERATING INCOME                                 43,327       38,749         60,998       46,255

INTEREST AND OTHER INCOME                             1,408          429          2,652        2,904

DEBT EXPENSE                                         (5,883)      (5,177)       (21,747)     (20,134)
                                               ------------------------------------------------------

       INCOME BEFORE INCOME
          TAXES                                      38,852       34,001         41,903       29,025

INCOME TAXES                                         15,132       13,286         14,735        9,349
                                               ------------------------------------------------------

         NET INCOME                               $  23,720    $  20,715      $  27,168    $  19,676
                                               ======================================================

See note to financial statements

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS

                                                                     March 31,            December 31,
                                                                 2001           2000         2000
                                                                    (Unaudited)
                                                            -----------------------------------------
                                                                         (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents                                                               $      882
  Accounts receivable                                        $   146,799     $   94,086      120,120
  Inventories, at lower of average
       cost or market
    Gas stored underground                                        24,280          7,450       22,444
    Materials and supplies                                         5,196          3,239        3,542
  Purchased-gas adjustments                                       48,178                      35,565
  Prepaid expenses and other                                         521          2,533          773
                                                            -----------------------------------------
    Total current assets                                         224,974        107,308      183,326

Property, plant and equipment                                  1,076,569      1,023,075    1,067,362
Less accumulated depreciation                                    456,039        430,474      447,496
                                                            -----------------------------------------
    Net property, plant and equipment                            620,530        592,601      619,866

Other assets                                                      27,051         19,326       27,134
                                                            -----------------------------------------

                                                             $   872,555     $  719,235   $  830,326
                                                            =========================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                                            $     2,759     $    2,456
  Notes payable to Questar Corporation                           151,200         39,700   $  105,600
  Accounts payable and accrued expenses                          108,638         78,943      136,183
  Deferred income taxes - current                                 18,308                      13,515
  Purchased-gas adjustments                                                      15,065
                                                            -----------------------------------------
    Total current liabilities                                    280,905        136,164      255,298

Long-term debt                                                   225,000        225,000      225,000
Other liabilities                                                    464          1,314          507
Deferred income taxes and investment
  tax credits                                                     84,410         78,524       85,465

Common shareholder's equity
  Common stock                                                    22,974         22,974       22,974
  Additional paid-in capital                                      81,875         81,875       81,875
  Retained earnings                                              176,927        173,384      159,207
                                                            -----------------------------------------
    Total common shareholder's equity                            281,776        278,233      264,056
                                                            -----------------------------------------

                                                             $   872,555     $  719,235   $  830,326
                                                            =========================================

See note to financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  3 Months Ended
                                                                      March 31,
                                                                 2001           2000
                                                            ----------------------------
                                                                  (In Thousands)
OPERATING ACTIVITIES
  Net income                                                  $   23,720     $   20,715
  Depreciation                                                     9,564         10,024
  Deferred income taxes and investment
    tax credits                                                    3,738         (6,819)
                                                            ----------------------------
                                                                  37,022         23,920
  Change in operating assets and
    liabilities                                                  (70,035)        27,528
                                                            ----------------------------

        NET CASH (USED IN) PROVIDED FROM
          OPERATING ACTIVITIES                                   (33,013)        51,448

INVESTING ACTIVITIES
  Capital expenditures                                           (12,765)       (10,167)
  Proceeds from disposition of
      property, plant and equipment                                2,537             30
                                                            ----------------------------

        NET CASH USED IN INVESTING
          ACTIVITIES                                             (10,228)       (10,137)

FINANCING ACTIVITIES
  Checks outstanding in excess of
     cash balance                                                  2,759          2,456
  Change in notes payable to Questar Corp.                        45,600        (39,600)
  Payment of dividends                                            (6,000)        (5,875)
                                                            ----------------------------

        NET CASH PROVIDED FROM (USED IN)
          FINANCING ACTIVITIES                                    42,359        (43,019)
                                                            ----------------------------

  Change in cash and cash equivalents                               (882)        (1,708)
  Beginning cash and cash equivalents                                882          1,708
                                                            ----------------------------
  Ending cash and cash equivalents                            $        -     $        -
                                                            ============================

See note to financial statements

QUESTAR GAS COMPANY
NOTE TO FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR GAS COMPANY
March 31, 2001
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                                     3 Months Ended             12 Months Ended
                                                        March 31,                   March 31,
                                                    2001         2000            2001        2000
                                               ------------------------------------------------------
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers                   $ 308,939    $ 199,527      $ 641,400    $ 475,040
    From affiliates                                   1,190          993          4,971        3,115
                                               ------------------------------------------------------
      Total revenues                                310,129      200,520        646,371      478,155
  Cost of natural gas sold                          230,154      122,430        441,917      280,973
                                               ------------------------------------------------------
         Margin                                   $  79,975    $  78,090      $ 204,454    $ 197,182
                                               ======================================================

  Operating income                                $  43,327    $  38,749      $  60,998    $  46,255
  Net income                                         23,720       20,715         27,168       19,676

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales                 36,704       33,908         86,169       83,684
    Industrial sales                                  3,267        3,204         10,377       10,087
    Transportation for industrial
      customers                                      14,714       14,017         55,533       52,309
                                               ------------------------------------------------------
      Total deliveries                               54,685       51,129        152,079      146,080
                                               ======================================================

  Natural gas revenue (per decatherm)
    Residential and commercial                    $    7.73    $    5.41      $    6.58    $    5.05
    Industrial sales                                   5.64         3.27           4.52         3.03
    Transportation for industrial
      customers                                   $    0.13    $    0.13      $    0.13    $    0.13
  Heating degree days
       Colder (warmer) than normal                        1%         (14)%            1%          (7)%
  Number of customers at March 31,
    Residential and commercial                      704,424      687,985
    Industrial                                        1,323        1,363
                                               --------------------------
        Total                                       705,747      689,348
                                               ==========================

The margin increased 2% in the first quarter of 2001 and 4% in the twelve months ended March 31, 2001 compared with the same periods of 2000. The higher margin resulted primarily from a 3.9% Utah general rate increase which went into effect August 11, 2000 and higher volumes delivered to new customers. Usage per customer fell by 3 decatherm (Dth) or 5.5% in the first quarter of 2001. Volumes delivered were 7% higher in the first quarter and were 4% higher for the twelve-month periods of 2001 compared with the same periods in 2000. Weather was colder than normal in the 2001 periods presented.

Questar Gas' cost of natural gas sold increased 88% in the first quarter and 57% for the twelve-month periods of 2001 compared with the 2000 periods due to higher gas costs. Gas costs in rates for the three-month period of 2001 were $4.67 per Dth compared to $2.23 per Dth in 2000. Effective January 1, 2001, the PSCU approved on an interim basis a $167 million pass-through filing that increased Utah natural gas rates 29%. Also effective January 1, 2001, the Wyoming Public Service Commission approved a $7 million pass-through filing for Wyoming natural gas rates. The Company files for adjustment of purchased-gas costs with the Utah and Wyoming Public Service Commissions on a semiannual basis.

Operating and maintenance (O & M) expenses decreased 4% in the first quarter of 2001 compared with the prior year primarily from early retirement cost savings of $1.3 million. The cost savings were partially offset by higher costs from adding new customers and increased bad debt expenses. Bad debt expenses increased by $700,000 over the first quarter of 2000 because of the effect of higher selling prices on customer collections. O & M expenses decreased 4% for the twelve months of 2001 compared with 2000 due to the early retirement, lower information technology costs and decreased legal expenses. Depreciation expenses were 5% lower in the three-month period of 2001 compared with the 2000 period as a result of computer equipment and software being fully depreciated. Other taxes decreased 30% in the first quarter comparisons because of an adjustment of prior year taxes.

Interest and other income was 228% higher in the first quarter of 2001 compared with the prior year as a result of interest earned on the purchased-gas adjustment balance and gas stored underground.

The effective income tax rate for the three-month period was 38.9% in 2001 and 39.1% in 2000. The Company realized $463,000 of tight-sands gas-production credits in the 2001 period and $467,000 in the 2000 period.

Liquidity and Capital Resources

Operating Activities

Operating activities in the first three months of 2001 resulted in a $33.0 million use of funds compared to a $51.4 million source of funds in the same period of 2000. The decrease in cash flows resulted primarily from the timing of collection and payment of operating assets and liabilities between the quarters. In 2001, higher gas costs charged by suppliers were not yet recovered from customers resulting in increases in unrecovered purchased-gas costs and customer receivables. In addition, accounts payable were paid down and inventory costs increased.

Investing Activities

Capital expenditures were $12.8 million for the first quarter of 2001. Capital expenditures for calendar year 2001 are estimated at $76.1 million.

Financing Activities

The Company borrowed $45.6 million from Questar to fund operating and investing activities. Loan balances owed to Questar as of March 31, amounted to $151.2 million in 2001 and $39.7 million in 2000. Capital expenditures for the remainder of 2001 are expected to be financed with net cash flow provided from operating activities and borrowings from Questar.

Regulatory Matters

Effective January 1, 2001, the PSCU approved on an interim basis a $167 million increase in its Utah natural gas rates that resulted in a 29 percent increase for the typical residential Utah customer. The increase was based on recent significant increases in natural gas prices at the wellhead and was part of Questar Gas' gas-cost-adjustment or "pass-through" filings. Such filings enable the company to adjust rates at least twice each year to reflect changes in gas-supply costs. These costs are passed on to the customer on a dollar-for-dollar basis with no markup. The impact of the gas cost increase on customers was lessened by the fact that approximately 50% of the Company's annual supply comes from its own wells and is priced to customers at cost of service prices rather than market prices. Also, effective January 1, 2001, the Wyoming Public Service Commission approved a $7 million pass-through filing for Wyoming natural gas rates.

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

                                     Part II

                                Other Information

ITEM 1.   LEGAL PROCEEDINGS.

         a. The Public Service Commission of Wyoming (the "PSCW"), at an open meeting held on April 13, 2001, determined that it was appropriate to issue a final order concerning the most recent pass-on application filed by Questar Gas Company ("Questar Gas" or the "Company"). The Company's application requested permission to reflect $19,529,523 in annualized gas costs in its rates for Wyoming customers effective January 1, 2001. Questar Gas was previously authorized to reflect the costs in its rates as of January 1, 2001, subject to refund.

         b. The Public Service Commission of Utah (the PSCU") has scheduled a public hearing for May 14, 2001, in conjunction with the Company's Utah pass-through application. Questar Gas has been reflecting annualized gas costs of $504,865,533, in its Utah rates as of January 1, 2001, subject to refund. Two state agencies involved with utility regulation--the Division of Public Utilities and the Committee of Consumer Services--have not opposed the pass-through application or challenged the prudence of the Company's gas purchases. Consequently, Questar Gas does not have any reason to believe that the PSCU will not issue a final order approving the pass-through application.

         Questar Gas, the Division of Public Utilities, and the Committee of Consumer Services have signed a stipulation concerning means to provide more price stability to sales customers and will request that the PSCU approve the stipulation in conjunction with the current pass-through application. The stipulation expressly recognizes that price stability, reliability and cost are three factors to consider when obtaining gas supplies, that costs associated with hedging activities can be included in the Company's balancing account for pass-through treatment, and that rules promulgated by the Financial Accounting Standards Board for the accounting treatment of derivatives (specifically SFAS No. 133, as amended) should not apply to Questar Gas's purchased gas portfolio since the costs and benefits are passed through to customers. The stipulation further provides that if any entries are required by SFAS No. 133, as amended, they should be made in the balancing account in a manner that does not affect customer rates or the Company's net income.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          QUESTAR GAS COMPANY
                                           (Registrant)



     May 11, 2001                          /s/ D. N. Rose
--------------------                       -------------------------------------
                                           D. N. Rose
                                           President and Chief Executive Officer



     May 11, 2001                          /s/ S. E. Parks
--------------------                       -------------------------------------
                                           S. E. Parks
                                           Vice President, Treasurer, and
                                           Chief Financial Officer