Form 10-Q
period 2001-06-30
QUESTAR GAS CO
filed 2001-08-13
CIK 68589

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                            Commission File No. 1-935

                               QUESTAR GAS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        STATE OF UTAH                                            87-0155877
--------------------------------                            -------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                 OUTSTANDING AS OF JULY 31, 2001
          ----------------           -------------------------------
   Common Stock, $2.50 par value             9,189,626 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                       3 Months Ended                  6 Months Ended               12 Months Ended
                                          June 30,                        June 30,                       June 30,
                                    2001             2000           2001            2000            2001            2000
                                  ---------       ---------       ---------       ---------       ---------       ---------
                                                                       (In Thousands)
REVENUES                          $ 110,705       $  68,174       $ 420,834       $ 268,694       $ 688,902       $ 476,155

OPERATING EXPENSES
  Cost of natural gas sold           76,600          35,779         306,754         158,209         482,738         280,011
  Operating and maintenance          22,977          22,965          48,066          49,136         100,416         102,432
  Depreciation                        8,390           8,857          17,151          18,038          33,563          37,179
  Other taxes                         2,744           2,538           5,542           6,527           9,228           9,773
                                  ---------       ---------       ---------       ---------       ---------       ---------
    TOTAL OPERATING EXPENSES        110,711          70,139         377,513         231,910         625,945         429,395
                                  ---------       ---------       ---------       ---------       ---------       ---------
    OPERATING INCOME (LOSS)              (6)         (1,965)         43,321          36,784          62,957          46,760

INTEREST AND OTHER INCOME             1,031             684           2,439           1,113           2,999           2,122

DEBT EXPENSE                         (5,955)         (4,959)        (11,838)        (10,136)        (22,743)        (20,350)
                                  ---------       ---------       ---------       ---------       ---------       ---------
       INCOME (LOSS) BEFORE
          INCOME TAXES               (4,930)         (6,240)         33,922          27,761          43,213          28,532

INCOME TAXES                         (2,402)         (2,910)         12,730          10,376          15,243           9,350
                                  ---------       ---------       ---------       ---------       ---------       ---------
         NET INCOME (LOSS)        $  (2,528)      $  (3,330)      $  21,192       $  17,385       $  27,970       $  19,182
                                  =========       =========       =========       =========       =========       =========


See notes to financial statements

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS

                                                      June 30,               December 31,
                                                2001           2000             2000
                                                    (Unaudited)
                                             ----------      ----------      ------------
                                                           (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents                                                  $      882
  Accounts receivable                        $   56,092      $   34,470         120,120
  Inventories, at lower of average
       cost or market
    Gas stored underground                       28,791          14,431          22,444
    Materials and supplies                        4,338           3,052           3,542
  Purchased-gas adjustments                      46,874          35,565
  Prepaid expenses and other                        264           2,465             773
                                             ----------      ----------      ----------
    Total current assets                        136,359          54,418         183,326

Property, plant and equipment                 1,089,705       1,041,456       1,067,362
Less accumulated depreciation                   463,715         440,158         447,496
                                             ----------      ----------      ----------
    Net property, plant and equipment           625,990         601,298         619,866

Regulatory and other assets                      26,253          18,240          27,134
                                             ----------      ----------      ----------
                                             $  788,602      $  673,956      $  830,326
                                             ==========      ==========      ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                            $    1,512      $    2,296
  Notes payable to Questar Corporation          136,600          46,000      $  105,600
  Accounts payable and accrued expenses          49,773          42,648         136,183
  Deferred income taxes - current                17,812                          13,515
  Purchased-gas adjustments                                       3,301
                                             ----------      ----------      ----------
    Total current liabilities                   205,697          94,245         255,298

Long-term debt                                  225,000         225,000         225,000
Other liabilities                                   421           1,321             507
Deferred income taxes and investment
  tax credits                                    84,236          84,362          85,465

Common shareholder's equity
  Common stock                                   22,974          22,974          22,974
  Additional paid-in capital                     81,875          81,875          81,875
  Retained earnings                             168,399         164,179         159,207
                                             ----------      ----------      ----------
    Total common shareholder's equity           273,248         269,028         264,056
                                             ----------      ----------      ----------
                                             $  788,602      $  673,956      $  830,326
                                             ==========      ==========      ==========

See notes to financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                   6 Months Ended
                                                      June 30,
                                                2001           2000
                                              --------       --------
                                                 (In Thousands)
OPERATING ACTIVITIES
  Net income                                  $ 21,192       $ 17,385
  Depreciation                                  18,705         19,736
  Deferred income taxes and investment
    tax credits                                  3,068         (2,235)
                                              --------       --------
                                                42,965         34,886
  Change in operating assets and
    liabilities                                (39,530)        34,706
                                              --------       --------

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                   3,435         69,592

INVESTING ACTIVITIES
  Capital expenditures                         (27,835)       (28,580)
  Proceeds from disposition
      of property, plant and equipment           3,006             34
                                              --------       --------

        NET CASH USED IN INVESTING
          ACTIVITIES                           (24,829)       (28,546)

FINANCING ACTIVITIES
  Checks outstanding in excess of
     cash balance                                1,512          2,296
  Change in notes payable to Questar            31,000        (33,300)
  Payment of dividends                         (12,000)       (11,750)
                                              --------       --------

        NET CASH PROVIDED FROM (USED IN)
          FINANCING ACTIVITIES                  20,512        (42,754)
                                              --------       --------

  Change in cash and cash equivalents             (882)        (1,708)
  Beginning cash and cash equivalents              882          1,708
                                              --------       --------
  Ending cash and cash equivalents            $     --       $     --
                                              ========       ========


See notes to financial statements

QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-, six- and twelve-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Note 2 - Acquisition

Questar Gas completed the purchase of 100% of the stock of Utah Gas Service Company and Wyoming Industrial Gas in a stock for stock exchange on July 12, 2001. With the acquisition, Questar Gas will serve about 10,500 customers in Moab, Monticello and Vernal in eastern Utah and Kemmerer and Diamondville, Wyoming. The acquisition cost $10.9 million and Questar Gas exchanged 390,000 shares of Questar common stock. The transaction will be accounted for as a purchase.

Note 3 - Reclassifications

Certain reclassifications were made to the 2000 financial statements to conform with the 2001 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR GAS COMPANY
June 30, 2001
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                                  3 Months Ended                6 Months Ended               12 Months Ended
                                                      June 30,                     June 30,                      June 30,
                                                2001            2000          2001           2000           2001          2000
                                              ---------      ---------      ---------      ---------      ---------     ---------
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers               $ 109,859      $  66,957      $ 418,798      $ 266,484      $ 684,302     $ 472,045
    From affiliates                                 846          1,217          2,036          2,210          4,600         4,110
                                              ---------      ---------      ---------      ---------      ---------     ---------
      Total revenues                            110,705         68,174        420,834        268,694        688,902       476,155
  Cost of natural gas sold                       76,600         35,779        306,754        158,209        482,738       280,011
                                              ---------      ---------      ---------      ---------      ---------     ---------
         Margin                               $  34,105      $  32,395      $ 114,080      $ 110,485      $ 206,164     $ 196,144
                                              =========      =========      =========      =========      =========     =========

  Operating income (loss)                     $      (6)     $  (1,965)     $  43,321      $  36,784      $  62,957     $  46,760
  Net income (loss)                           $  (2,528)     $  (3,330)     $  21,192      $  17,385      $  27,970     $  19,182

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales             11,422          9,197         48,126         43,105         88,394        78,736
    Industrial sales                              2,519          2,047          5,786          5,251         10,849         9,852
    Transportation for industrial
      customers                                  14,571         13,865         29,285         27,882         56,239        54,374
                                              ---------      ---------      ---------      ---------      ---------     ---------
      Total deliveries                           28,512         25,109         83,197         76,238        155,482       142,962
                                              =========      =========      =========      =========      =========     =========
                                                                                                                        =========
  Natural gas revenue (per decatherm)
    Residential and commercial                $    7.81      $    5.93      $    7.75      $    5.52      $    6.82     $    5.31
    Industrial sales                               5.02           2.99           5.37           3.16           4.93          3.07
    Transportation for industrial
      customers                               $    0.13      $    0.11      $    0.13      $    0.12      $    0.13     $    0.12
  Heating degree days
       Colder (warmer) than normal                  (12%)          (31%)           (2%)          (15%)            4%          (12%)
  Number of customers at June 30,
    Residential and commercial                  700,602        686,827
    Industrial                                    1,325          1,352
                                              ---------      ---------
        Total                                   701,927        688,179
                                              =========      =========


Questar Gas' margin increased 5% in the second quarter and 3% in the first half of 2001 when compared with the same periods of 2000. The higher margin was the result of a 3.9% general rate increase which went into effect August 11, 2000 higher volumes delivered and new customers. Usage per customer was down 4.5% for the six-month period in 2001. Total volumes delivered were 14% higher in the second quarter and 9% higher year-to-date in 2001 compared with 2000 due to new customers and to colder weather in 2001. Residential volumes were up 24% in the second quarter and 12% for the first half of 2001 compared with 2000. The number of new customers added to the system for the year ended December 31, 2001 is expected to be between 25,000 to 28,000 including the Utah Gas acquisition.

Questar Gas' cost of natural gas sold increased 94% for the six-month period of 2001 compared with the 2000 period due to higher gas costs which was the continuation of a trend which began in the second half of 2000. Gas costs in rates for the first half of 2001 were $4.67 per Dth compared to $2.23 per Dth in 2000.

Operating and maintenance expenses decreased 2% in the first half of 2001 compared with the prior year period as a result of early retirement labor savings of $2.3 million which were partially offset by an increase in bad debt costs of $1 million. Depreciation expenses were 5% lower in both the second quarter and first half of 2001 when compared with the same period in 2000 due to computer equipment and software being fully depreciated. Other taxes decreased 15% in the first half of 2001 due to an adjustment of prior year taxes in 2000.

Interest and other income was 119% higher in the first half and 51% higher for the second quarter of 2001 compared with the prior year primarily due to interest earned on the undercollected purchased-gas adjustment balance and the return earned on the investment in gas stored underground.

The effective income tax rate for the six-month period was 37.5% in 2001 and 37.4% in 2000. The Company realized nonconventional fuel tax credits of $.9 million in both periods.

Liquidity and Capital Resources

Operating Activities

Operating activities in the first six months resulted in a $3.4 million source of funds in 2001 compared to a $69.6 million source of funds in the same period of 2000. The decrease in cash flows resulted primarily from changes in operating assets and liabilities. In 2001, higher gas costs charged by suppliers were not yet recovered from customers resulting in an increase in the balance of unrecovered purchased-gas costs. In addition, accounts payable were paid down. Inventory costs increased reflecting higher costs of gas placed into underground storage.

Investing Activities

Capital expenditures were $27.8 million for the first half of 2001. Capital expenditures for calendar year 2001 are estimated at $74.9 million.

Financing Activities

The Company borrowed $31.0 million from Questar to fund operating and investing activities. Loan balances owed to Questar as of June 30, amounted to $136.6 million in 2001 and $46.0 million in 2000. Capital expenditures for the remainder of 2001 are expected to be financed with net cash flow provided from operating activities and borrowings from Questar.

Regulatory Matters

Questar Gas filed semi-annual gas cost filings in June 2001 without changing the gas costs in rates. The filings were approved by the Public Service Commissions of Utah and Wyoming effective July 1, 2001. Depending upon the market prices of natural gas, the Company may file to adjust gas costs in rates for the fourth quarter of 2001.

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

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include changes in general economic conditions, gas and oil prices and supplies, competition, rate and regulatory issues, and other factors beyond the control of the Company. These other factors include the rate of inflation, quoted prices of securities available for sale, the weather and other natural phenomena, the effect of accounting policies issued periodically by accounting standard-setting bodies, and adverse changes in the business or financial condition of the Company.

                                     Part II

                                Other Information

ITEM 1. LEGAL PROCEEDINGS.

     a. On May 30, 2001, Questar Gas Company (the "Company") filed a semi-annual application with the Public Service Commission of Wyoming (the "PSCW"), requesting permission to continue its rates for gas service to retail customers in effect. The Company, in its application, noted that estimates for purchased gas costs had decreased since its last application, which became effective January 1, 2001, but proposed to offset the decrease in purchased gas costs with an increase in the surcharge associated with amortizing the under collection balance in its gas balancing account. Finally, the Company requested permission to increase rates for interruptible customers. By notice and order issued on July 13, 2001, the PSCW approved the Company's application.

     b. On May 31, 2001, the Public Service Commission of Utah (the "PSCU") issued a final report and order approving the pass-through application filed by the Company that became effective on January 1, 2001. (See the Company's Form 10-Q Report for the quarter ended March 31, 2001, Part II. Legal Proceedings.) The PSCU's order also specifically recognized that price stability, reliability, and cost are three factors to consider when the Company obtains gas supplies and reflects the costs of such supplies in its rates for natural gas service.

     c. The PSCU, by an interim order dated July 3, 2001, approved the Company's application to continue rates for gas service in effect. In its Utah application, which was filed on June 8, 2001, the Company presented the same position as it had with its Wyoming application--gas price estimates are decreasing, but rates should be kept stable to allow the Company to reduce the size of the under collection in its gas balancing account. The PSCU also ordered the Company to provide updated gas-cost information to the Division of Public Utilities, a state agency, during September 2001, to determine if the Company's rates for natural gas service should be adjusted effective October 1, 2001.

     d. On July 12, 2001, the Company acquired and merged Utah Gas Service Company ("Utah Gas") and Wyoming Industrial Gas Company ("Wyoming Industrial") into it. The Company took such action after the PSCU and PSCW officially approved the Company's formal applications to acquire Utah Gas and Wyoming Industrial. Utah Gas and Wyoming Industrial were affiliated companies and served approximately 10,500 customers in eastern Utah (Vernal, Moab, Monticello) and western Wyoming (Kemmerer and Diamondville). The PSCU agreed to allow the Company to continue Utah Gas's current non-gas costs in its rates to Utah Gas's customers for six years or until the Company's next general rate case.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QUESTAR GAS COMPANY
                                          (Registrant)

August 10, 2001                         /s/ D. N. Rose
--------------------                    --------------------------------
                                        D. N. Rose
                                        President and Chief Executive Officer


August 10, 2001                         /s/ S. E. Parks
--------------------                    --------------------------------
                                        S. E. Parks
                                        Vice President, Treasurer, and
                                        Chief Financial Officer