Form 10-Q
period 2001-09-30
QUESTAR GAS CO
filed 2001-11-13
CIK 68589

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

          CLASS                               OUTSTANDING AS OF OCTOBER 31, 2001
Common Stock, $2.50 par value                         9,189,626 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                        3 Months Ended                  9 Months Ended                 12 Months Ended
                                         September 30,                   September 30,                   September 30,
                                     2001            2000            2001           2000             2001            2000
                                  ---------       ---------       ---------       ---------       ---------       ---------
                                                               (In Thousands)

REVENUES                          $  72,698       $  59,552       $ 493,532       $ 328,246       $ 702,048       $ 480,884

OPERATING EXPENSES
  Cost of natural gas sold           47,061          32,619         353,815         190,828         497,180         285,791
  Operating and maintenance          23,703          24,170          71,769          73,306          99,949         102,923
  Depreciation                        8,566           9,182          25,717          27,220          32,947          37,452
  Other taxes                         2,271           2,464           7,813           8,991           9,035          10,130
                                  ---------       ---------       ---------       ---------       ---------       ---------
    TOTAL OPERATING EXPENSES         81,601          68,435         459,114         300,345         639,111         436,296
                                  ---------       ---------       ---------       ---------       ---------       ---------
    OPERATING INCOME (LOSS)          (8,903)         (8,883)         34,418          27,901          62,937          44,588

INTEREST AND OTHER INCOME             1,087             605           3,526           1,718           3,481           2,174

DEBT EXPENSE                         (5,863)         (5,265)        (17,701)        (15,401)        (23,341)        (21,106)
                                  ---------       ---------       ---------       ---------       ---------       ---------
       INCOME (LOSS) BEFORE
          INCOME TAXES              (13,679)        (13,543)         20,243          14,218          43,077          25,656

INCOME TAXES                         (5,852)         (5,654)          6,878           4,722          15,045           8,496
                                  ---------       ---------       ---------       ---------       ---------       ---------
         NET INCOME (LOSS)        $  (7,827)      $  (7,889)      $  13,365       $   9,496       $  28,032       $  17,160
                                  =========       =========       =========       =========       =========       =========

See notes to financial statements

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS

                                                    September 30,               December 31,
                                                 2001             2000              2000
                                                     (Unaudited)
                                             -----------      -----------       -----------
                                                            (In Thousands)
ASSETS

Current assets

  Cash and cash equivalents                                                     $       882
  Accounts receivable                        $    30,983      $    21,169           120,120
  Inventories, at lower of average
       cost or market
    Gas stored underground                        43,571           23,065            22,444
    Materials and supplies                         4,191            2,327             3,542
  Purchased-gas adjustments                       42,934            8,880            35,565
  Prepaid expenses and other                         462            2,927               773
                                             -----------      -----------       -----------
    Total current assets                         122,141           58,368           183,326

Property, plant and equipment                  1,118,550        1,054,589         1,067,362
Less accumulated depreciation                    479,398          445,829           447,496
                                             -----------      -----------       -----------
    Net property, plant and equipment            639,152          608,760           619,866

Regulatory and other assets                       25,598           19,189            27,134
Goodwill                                           5,995
                                             -----------      -----------       -----------
                                             $   792,886      $   686,317       $   830,326
                                             ===========      ===========       ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                            $     1,883      $     1,661
  Notes payable to Questar Corporation           147,200           75,200       $   105,600
  Accounts payable and accrued expenses           57,466           39,718           136,183
  Deferred income taxes - current                 16,315            3,374            13,515
                                             -----------      -----------       -----------
    Total current liabilities                    222,864          119,953           255,298

Long-term debt                                   225,000          225,000           225,000
Other liabilities                                    356              466               507
Deferred income taxes and investment                   0
  tax credits                                     85,245           85,634            85,465
Common shareholder's equity
  Common stock                                    22,974           22,974            22,974
  Additional paid-in capital                      81,875           81,875            81,875
  Retained earnings                              154,572          150,415           159,207
                                             -----------      -----------       -----------
    Total common shareholder's equity            259,421          255,264           264,056
                                             -----------      -----------       -----------
                                             $   792,886      $   686,317       $   830,326
                                             ===========      ===========       ===========


See notes to financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  9 Months Ended
                                                   September 30,
                                                2001           2000
                                              --------       --------
                                                  (In Thousands)
OPERATING ACTIVITIES
  Net income                                  $ 13,365       $  9,496
  Depreciation                                  20,417         29,817
  Deferred income taxes and investment
    tax credits                                  2,580          3,665
                                              --------       --------
                                                36,362         42,978
  Change in operating assets and
    liabilities                                (18,922)        21,467
                                              --------       --------
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                  17,440         64,445

INVESTING ACTIVITIES
  Capital expenditures                         (53,332)       (46,123)
  Proceeds from disposition
      of property, plant and equipment           9,527             34
                                              --------       --------
        NET CASH USED IN INVESTING
          ACTIVITIES                           (43,805)       (46,089)

FINANCING ACTIVITIES
  Checks outstanding in excess of
     cash balance                                1,883          1,661
  Change in notes payable to Questar            41,600         (4,100)
  Payment of dividends                         (18,000)       (17,625)
                                              --------       --------
        NET CASH PROVIDED FROM (USED IN)
          FINANCING ACTIVITIES                  25,483        (20,064)
                                              --------       --------
  Change in cash and cash equivalents             (882)        (1,708)
  Beginning cash and cash equivalents              882          1,708
                                              --------       --------
  Ending cash and cash equivalents            $     --       $     --
                                              ========       ========


See notes to financial statements

QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-, nine- and twelve-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Note 2 - Acquisition

Questar Gas completed the purchase of 100% of the stock of Utah Gas Service Company and Wyoming Industrial Gas in exchange for 390,000 shares of Questar common stock on July 12, 2001. With the acquisition, Questar Gas will serve about 10,500 customers in Moab, Monticello and Vernal in Utah and Kemmerer and Diamondville, Wyoming. The acquisition cost $10.9 million, including $6 million of goodwill, and was accounted for as a purchase.

Note 3 - Financing

During the third quarter of 2001, Questar Gas filed a Form S-3 with the Securities and Exchange Commission for the issue of up to $100 million of medium-term notes, series D, with maturities of nine months to 30 years. On October 9, 2001, Questar Gas issued $60 million of 11-year notes with a 6.3% coupon rate.

Note 4 - Reclassifications

Certain reclassifications were made to the 2000 financial statements to conform with the 2001 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR GAS COMPANY
September 30, 2001
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                                    3 Months Ended               9 Months Ended                12 Months Ended
                                                    September 30,                 September 30,                September 30,
                                                2001            2000          2001           2000           2001           2000
                                              ---------      ---------      ---------      ---------      ---------     ---------
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers               $  72,120      $  58,287      $ 490,918      $ 324,771      $ 698,135     $ 476,375
    From affiliates                                 578          1,265          2,614          3,475          3,913         4,509
                                              ---------      ---------      ---------      ---------      ---------     ---------
      Total revenues                             72,698         59,552        493,532        328,246        702,048       480,884
  Cost of natural gas sold                       47,061         32,619        353,815        190,828        497,180       285,791
                                              ---------      ---------      ---------      ---------      ---------     ---------
         Margin                               $  25,637      $  26,933      $ 139,717      $ 137,418      $ 204,868     $ 195,093
                                              =========      =========      =========      =========      =========     =========
  Operating income (loss)                     $  (8,903)     $  (8,883)     $  34,418      $  27,901      $  62,937     $  44,588
  Net income (loss)                           $  (7,827)     $  (7,889)     $  13,365      $   9,496      $  28,032     $  17,160

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales              6,285          7,462         54,411         50,567         87,217        77,946
    Industrial sales                              1,988          1,993          7,774          7,244         10,844        10,018
    Transportation for industrial
      customers                                  13,421         12,899         42,706         40,781         56,761        55,015
                                              ---------      ---------      ---------      ---------      ---------     ---------
      Total deliveries                           21,694         22,354        104,891         98,592        154,822       142,979
                                              =========      =========      =========      =========      =========     =========
  Natural gas revenue (per decatherm)
    Residential and commercial                $    8.79      $    5.79      $    7.87      $    5.56      $    7.04     $    5.37
    Industrial sales                               5.45           4.25           5.39           3.46           5.15          3.35
    Transportation for industrial
      customers                                    0.13           0.12           0.13           0.12           0.14          0.12
  Heating degree days
       Colder (warmer) than normal                  (67%)           22%            (4%)          (14%)            2%          (12%)
  Number of customers at September 30,
    Residential and commercial                  714,941        690,205
    Industrial                                    1,329          1,345
                                              ---------      ---------
        Total                                   716,270        691,550
                                              =========      =========

Questar Gas' margin was 5% lower in the third quarter of 2001 when compared with the third quarter of 2000. In the third quarter of 2000, the Company received a $1.3 million refund of gas processing charges that reduced gas costs. The refund represented charges from several previous quarters. The margin was $2.3 million higher in the comparison of the nine-month periods ended September 30, 2001 and 2000 as a result of a 3.9% general rate increase, effective August 11, 2000, increased gas deliveries and new customers. These factors more than offset a 4.6% decline in temperature-adjusted usage per customer in the same nine-month comparison.

Total gas volumes delivered were 6% higher in the first nine months of 2001 compared with the same period of 2000. Volumes delivered to residential customers were up 8% due to temperatures that were near normal in the 2001 period compared with 14% warmer than normal in the 2000 period and a 3.6% increase in the number of customers. The third quarter 2001 acquisition of Utah Gas and Wyoming Industrial Gas added about 10,500 customers. The Company expects its customer base at December 31, 2001 will be 25,000 to 28,000 above the previous year.

Operating and maintenance expenses were lower in the 2001 periods when compared with the 2000 periods presented due primarily to lower labor costs resulting from an early retirement program effective October 31, 2000. The reduction of labor costs amounted to about $4 million in the first nine months of 2001 partially offset by a $1.3 million increase in bad debt costs. Bad debt costs have risen in the last 12 months because of the convergence of higher gas prices, increasing number of customers and higher frequency of personal and business bankruptcies. Management is closely monitoring its receivables and is enforcing its credit policies to minimize future uncollectible receivables.

Depreciation expense was lower in the 2001 periods when compared with the same periods in 2000 due to computer equipment and software being fully depreciated. Other taxes decreased 13% in the first nine months of 2001 due to an adjustment of prior year taxes in 2000.

Interest and other income was higher in the 2001 periods when compared with the prior year periods primarily due to interest earned on the undercollected purchased-gas adjustment balance and the investment in gas stored underground.

The effective income tax rate for the nine-month period was 34% in 2001 and 33.2% in 2000. The Company realized nonconventional fuel tax credits of $1.4 million in both periods.

Liquidity and Capital Resources

Operating Activities

Net cash from operating activities the first nine months provided $17.4 million 2001 compared to $64.4 million in the same period of 2000. The decrease in cash flows resulted primarily from changes in operating assets and liabilities. In 2001, higher gas costs paid to suppliers were not yet recovered from customers resulting in an increase in the balance of unrecovered purchased-gas costs. Inventory costs increased because of higher costs and volumes of gas placed into underground storage.

Investing Activities

Capital expenditures were $53.3 million for the first nine months of 2001 and included $10.9 million for an acquisition of a gas-distribution business. Capital expenditures for calendar year 2001 are estimated at $76.2 million.

Financing Activities

The Company borrowed $41.6 million from Questar to fund operating and investing activities. Loan balances owed to Questar as of September 30, amounted to $147.2 million in 2001 and $75.2 million in 2000. Questar Gas filed a registration statement with the Securities and Exchange Commission in the third quarter of 2001 and issued $60 million of eleven year notes in October 2001. Proceeds were used to reduce loans outstanding. Capital expenditures for the remainder of 2001 are expected to be financed with net cash flow provided from operating activities and loans.

Regulatory Matters

On October 23, 2001, the Utah Supreme Court unanimously reversed a Public Service Commission of Utah (PSCU) decision and agreed with Questar Gas' position that certain gas processing costs should have been considered for recovery through usual pass-through proceedings. In December 1999, PSCU denied the Company's request to recover certain costs of processing gas to remove carbon dioxide on procedural grounds. In denying the Company's request, the PSCU provided guidance to seek recovery of future processing fees through other rate making procedures. The Company filed a general rate case that, when settled in August 2000, provided $5 million yearly toward processing costs. The Company appealed to the Utah Supreme Court, maintaining that the gas-balancing account and pass-through proceedings were the proper mechanisms for recovering those processing costs. The Court's decision sends the case back to the PSCU and allows the opportunity for the Company to seek recovery of incurred costs. The Company does not know if its further requests for recovery will be contested on other grounds.

On August 30, 2001, the Company filed a pass-on request with the Public Service Commission of Wyoming (PSCW) seeking a $4.6 million reduction of future gas costs collected in rates. The PSCW approved the request. On September 17, 2001, Questar Gas filed a pass-through request with the PSCU that will reduce gas costs in Utah rates by $110.9 millions over the 12 months following an October 1, 2001 effective date. The PSCU gave tentative approval of the request.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the pooling method initiated before but completed after June 30, 2001. The Company complied with this new accounting pronouncement in recording its acquisition closed in the third quarter of 2001.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will not be amortizing goodwill acquired subsequent to July 1, 2001, but will test for impairment. The Company has not yet fully evaluated the impact the remaining provisions of SFAS 142.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses, among other things, the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that retirement costs be estimated at fair value, capitalized and depreciated over the life of the assets. The new standard may affect the cost basis of rate-regulated assets. SFAS 143 is effective for years beginning after June 15, 2002. The Company has not evaluated the impact of SFAS 143.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets, specifically, for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for years beginning after December 15, 2001. The Company has not evaluated the impact of SFAS 144.

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

                                     Part II

                                Other Information

Item 1. Legal Proceedings.

     a. On August 31, 2001, Questar Gas Company ("Questar Gas" or the "Company") filed a special pass-on application with the Public Service Commission of Wyoming (the "PSCW") seeking approval to reflect lower natural gas prices in its rates. In the application, the Company requested permission to reflect annualized gas costs of $13,488,618 in rates for Wyoming customers effective October 1, 2001. Questar Gas, in the filing, noted that the new gas cost number reflected a decrease of approximately $4,584,000. The PSCW issued a bench ruling on September 20, 2001, authorizing the Company to reflect the requested gas cost decrease in rates effective October 1, 2001.

     b. Questar Gas filed a similar application with the Public Service Commission of Utah (the "PSCU") on September 17, 2001. In its application, the Company advised the PSCU that its gas costs had decreased and requested regulatory approval to reflect annualized gas costs of $337,484,793, resulting in an annualized revenue decrease of $110,936,000, in its rates effective October 1, 2001. By an interim order dated October 4, 2001, the PSCU authorized the Company to reflect the requested decrease in its rates effective October 1, 2001.

     c. On October 23, 2001, the Utah Supreme Court reversed the decision rendered by the PSCU in the 1999 application filed by the Company for pass-through treatment of carbon dioxide removal costs. See the Company's Current Report on Form 8-K dated December 8, 1999 and the Company's 2000 Annual Report on Form 10-K, ITEMS 1. AND 2. BUSINESS AND PROPERTIES, "Regulation." The PSCU's order, issued on December 3, 1999, concluded that Questar Gas's carbon dioxide removal costs could not be considered as appropriate for pass-through treatment and disallowed rate coverage for approximately $3.4 million of such costs incurred in 1999.

     The Utah Supreme Court, in a unanimous decision, determined that the PSCU was required to consider the Company's application according to previously approved balancing account procedures and remanded the case back to the PSCU for a decision on the merits of Questar Gas's inclusion of carbon dioxide removal costs in its gas balancing account for pass-through treatment. The Company will pursue recovery of costs incurred for the period from June 1999 to August 2000 in the case remanded to the PSCU.

     The PSCU's 1999 decision forced Questar Gas to file a general rate application in late 1999 in which it was subsequently permitted by the PSCU to reflect a specified amount of carbon dioxide removal costs in its general rates for natural gas service. The PSCU's general rate case order was issued in August of 2000.

Item 6. Exhibits and Reports on Form 8-K

     a.   The following exhibit has been filed as part of this report.

     Exhibit No.    Exhibit

         12.        Ratio of earnings to fixed charges.

     b. The Company did not file any Current Reports on Form 8-K during the quarter.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUESTAR GAS COMPANY
                                        (Registrant)


                                        /s/ D. N. Rose
---------------------------             --------------------------------------
November 13, 2001                       D. N. Rose
                                        President and Chief Executive Officer


                                        /s/ S. E. Parks
---------------------------             --------------------------------------
November 13, 2001                       S. E. Parks
                                        Vice President, Treasurer, and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number    Exhibit
-------   -------

   12.    Ratio of earnings to fixed charges.
