Form 10-K
period 2001-12-31
QUESTAR GAS CO
filed 2002-03-29
CIK 68589

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM______ TO_____

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

                   Notes:  Medium Term Notes, 6.30% to 8.43%,
                           due 2007 to 2024

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2002: $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2002: 9,189,626 shares of Common Stock, $2.50 par value. (All shares are owned by Questar Regulated Services Company.)

     Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

================================================================================

                                TABLE OF CONTENTS

Heading                                                                          Page
-------                                                                          ----
                                     PART I
Items 1.
and 2.        BUSINESS AND PROPERTIES............................................. 1
                  General......................................................... 1
                  Gas Distribution................................................ 1
                  Gas Supply...................................................... 3
                  Competition and Growth.......................................... 4
                  Regulation...................................................... 5
                  Relationships with Affiliates................................... 7
                  Employees.......................................................10
                  Environmental Matters...........................................10
                  Research and Development........................................10

Item 3.       LEGAL PROCEEDINGS...................................................11

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS....................................................11

                                                      PART II

Item 5.       MARKET FOR REGISTRANT'S EQUITY
              AND RELATED STOCKHOLDER MATTERS.....................................12

Item 6.       OMITTED.............................................................12

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATION...........................................................13

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........17

Item 8.       FINANCIAL STATEMENTS AND
              SUPPLEMENTARY DATA..................................................18

Item 9.       CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE................................................18


                                    PART III
Items         OMITTED.............................................................18
10-13

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K.............................................18

SIGNATURES........................................................................38

                                    FORM 10-K

                               ANNUAL REPORT, 2001

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES.

GENERAL

         Questar Gas Company (the "Company" or "Questar Gas") distributes natural gas to 731,900 sales and transportation customers in Utah and southwestern Wyoming. It is part of the Regulated Services group within Questar Corporation ("Questar"), which is a publicly-owned and diversified energy company.

         The Company, through a predecessor, began distributing natural gas in 1929 when a pipeline was built to transport natural gas from southwestern Wyoming to Salt Lake City, Utah. Between 1929 and the present time, Questar Gas expanded its system to include over 90 percent of Utah's population and to capture a market share of over 90 percent for furnaces and water heaters within its service area. During 2001, the Company completed the acquisition/merger of Utah Gas Service Company ("Utah Gas"), making it the only natural gas public utility in the state of Utah.

         The Company has traditionally capitalized on two competitive advantages--owning natural gas reserves and offering natural gas services to customers at reasonable prices. Questar Gas intends to maintain a competitive position in its traditional service area.

GAS DISTRIBUTION

         As of December 31, 2001, Questar Gas was serving 731,900 residential, commercial, and industrial customers, a 3.9 percent increase from the 704,629 customers served as of the end of 2000. (Customers are defined in terms of active meters.) The Company distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Over 96 percent of the Company's customers are in Utah. Questar Gas serves the communities of Rock Springs, Green River, and Evanston in southwestern Wyoming and the community of Preston in southeastern Idaho. The Utah Gas merger added customers in the cities of Vernal, Moab, and Monticello, which are all located in eastern Utah. The concurrent acquisition and merger of Wyoming Industrial Gas Company ("Wyoming Industrial") added the Wyoming communities of Kemmerer and Diamondville.

         Questar Gas added 27,271 customers in 2001, compared to 18,312 customers in 2000. These customer additions include 10,500 customers from Utah Gas and Wyoming Industrial. The population of the Company's service area in Utah continues to grow faster than the national average, although the rate of increase is slowing down.

         Questar Gas has been granted the necessary regulatory approvals by the Public Service Commission of Utah ("PSCU"), the Public Service Commission of Wyoming ("PSCW"), and the Public Utilities Commission of Idaho ("PUCI") to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

         The Company's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 decatherms ("Dth") per year) uses more than 75 percent of total gas requirements in the coldest six months of the year. (A Dth is an amount of heat energy equal to 10 therms or 1 million Btu.) The Company's revenue forecasts used to set rates are based on normal temperatures. Historically, revenues and resulting net income have been affected by temperature patterns that are below or above normal. As measured in degree days, temperatures in the Company's service area were two percent warmer than normal in 2001, which was the eighth consecutive year in which temperatures have been warmer than normal.

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

         During 2001, Questar Gas sold 83.7 million decatherms ("MMDth") of natural gas to residential and commercial customers compared to the 83.4 MMDth in 2000. General service sales to residential and commercial customers were responsible for 87.8 percent of the Company's total revenues in 2001. The modest increase in sales volumes reflects colder weather and customer additions. Customers are continuing to decrease their usage on a temperature-adjusted basis as they make a transition to more efficient gas-burning appliances and respond to higher commodity prices with conservation measures.

         Questar Gas has designed its distribution system and annual gas supply plan to handle design- day demand requirements. The Company periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 2001-02 heating season, the Company used a design-day demand of 1.036 billion cubic feet ("Bcf") for firm sales customers. Questar Gas is also obligated to have capacity, but not gas supply, for firm transportation customers. The Company's management believes that the distribution system is adequate to meet the demands of its firm customers.

         The Company's tariff permits industrial customers to make annual elections for interruptible sales or transportation service. The Company's total industrial deliveries, including both sales and transportation, were basically flat between 2000 (65.2 MMDth) and 2001 (65.3 MMDth). The Company's largest transportation customers, as measured by revenue contributions in 2001, are the Geneva Steel plant in Orem, Utah; the Gadsby plant owned by Scottish Power (electric utility) in Salt Lake City; the mineral extraction operations of Magnesium Corporation of America in Tooele County, west of Salt Lake; and the Kennecott copper processing operations, located in Salt Lake County.

         Questar Gas owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 22,805 miles of street mains, service lines, and interconnecting pipelines. The Company has consolidated many of its activities in its operations center located in Salt Lake City, Utah. Questar Gas continues to own field offices and service center facilities in other parts of its service area. It has fee title to the properties on which its operation and service centers are constructed. The mains and service lines are constructed pursuant to franchise agreements or rights-of-way.

GAS SUPPLY

         Questar Gas owns natural gas producing properties in Wyoming, Utah and Colorado that are operated by Wexpro Company ("Wexpro") and uses the gas produced from these properties for part of its base-load demand. Questar Gas is unique among local distribution companies because it does own gas reserves. During the last half of 2000 and the first several months of 2001 as spot prices escalated significantly, the Company relied on its cost-of-service gas to keep its increases attributable to gas costs lower than other distribution utilities.

         The Company's investment in these properties is included in its utility rate base. Questar Gas has regulatory approval to use this "cost-of-service" gas for firm sales customers. During 2001, approximately 44 percent of the Company's firm sales requirement was satisfied with cost-of-service gas produced from over 700 wells in more than 35 fields. (As defined, cost-of-service gas includes related royalty gas.) The volumes produced from such properties are transported for the Company by Questar Pipeline Company ("Questar Pipeline"). SEE "Relationships with Affiliates." During 2001, 42.2 MMDth of gas were delivered from such properties, compared to 48.0 MMDth in 2000.

         The Company estimates that it had reserves of 427.8 equivalent billion cubic feet ("Bcfe") of natural gas and hydrocarbon liquids as of year-end 2001 compared to 399.7 Bcfe as of year-end 2000. (These reserve numbers do not include gas attributed to royalty interest owners but they do include crude oil reserves. Reserve numbers are typically reported in volumetric units, such as Bcf, that don't reflect heating values.) The increased reserves were attributable to revisions and extensions as a result of Wexpro's drilling activities, which more than offset the production associated with such properties.

         Some of the wells on the Company's producing properties qualify for special tax credits, commonly referred to as "Section 29" or "tight sands" tax credits. During 2001, Questar Gas, as the party with the economic interest in the gas produced from such wells, claimed $1.8 million in Section 29 tax credits. To qualify for the special tax credits, production must flow from wells that meet specified tight sands criteria and that commenced drilling prior to January 1, 1993. Under current tax law, 2002 is the last year for which Section 29 tax credits are available.

         Questar Gas stores up to 13.4 Bcf of gas at Clay Basin, a base-load storage facility owned and operated by Questar Pipeline, to provide flexibility for handling gas volumes produced from cost-of-service properties. Gas volumes, as a general rule, are injected into the Clay Basin storage reservoir during the summer and withdrawn during the heating season.

         Questar Gas has a balanced and diversified portfolio of gas supply contracts with a variety of suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. During 2001, the Company received regulatory recognition that price stability should be considered with cost and reliability as the three key factors to consider when obtaining gas supplies and that costs associated with hedging activities can be included in its balancing account for pass-through treatment. Questar Gas's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices and to use different types of contracts. When filing its most recent pass-through application with the PSCU, the Company reported using a blend of fixed-price contracts, price-indexed contracts, and price-capped contracts as well as spot purchases to fulfill its purchased-gas supply contracts. In the latest purchased gas cost filing, the Company estimated that its 2002 average cost of purchased gas would be $2.94 per Dth for gas delivered to the upstream pipeline, compared to the $6.75 price it estimated a year earlier.

COMPETITION AND GROWTH

         Questar Gas has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas, has permitted the Company to serve over 90 percent of the residential space heating and water heating market in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah.

         The Company continues to focus marketing efforts to develop incremental load in existing homes and new construction. Almost all households in its service area connected to Questar Gas's system already use natural gas for space heating and water heating. Close to 100 percent of the new homes constructed in its service area that are connected to its system use natural gas for space heating and water heating. The Company's market share for other secondary appliances, e.g., ranges and dryers, has historically been less than 30 percent.

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

         No other major distributor markets natural gas sales service in direct competition with the Company in its service area, but marketing firms are arranging direct purchase contracts between large users in the Company's service area and producers. These customers have not bypassed Questar Gas, but can take advantage of the open-access status of either the pipeline systems owned by Questar Pipeline Company ("Questar Pipeline") or Kern River Gas Transmission Company ("Kern River"). The Company's sales rates are competitive when compared to other energy sources, but can be higher (or lower) than the delivered price of spot-market gas volumes transported through its system to large customers.

         The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of the Company's service area and can provide an alternative delivery source to transportation customers. As of the date of this report, Questar Gas has lost no industrial load as a result of the Kern River line. The existence of the Kern River pipeline, however, coupled with the open-access status of Questar Pipeline's transmission system, has changed the nature of market conditions for the Company. Large industrial customers in Utah's Wasatch Front area can acquire taps on Kern River's system or direct taps on Questar Pipeline's system. The Company itself has taps on the Kern River line that enable it to obtain delivery of additional peak-day supplies to meet increasing demand. The existence and location of the Kern River pipeline system also made it possible for Questar Gas to develop additional sources of supply for its central and southern Utah system and to take delivery of additional supplies to meet increasing demand in the Wasatch Front.

         Questar Pipeline, an affiliate in the Regulated Services group, constructed a new line-Main Line 104-which became operational in November of 2001. This line extends from Price, Utah, near the Ferron area of coalbed methane gas, to the Company's system at Payson, Utah, and the Kern River line near Elberta, Utah. Questar Gas has firm transportation capacity on the line to enable it to meet its design-day requirements.

         In 1998, the PSCW approved a "supplier choice" program for the Company's customers in Wyoming. Under the terms of this program, general service customers have the option of selecting a different supplier of natural gas while purchasing transportation and related services from Questar Gas. However, no supplier has yet offered to provide service under the program.

         Questar Gas and all local distribution companies are faced with the challenges and opportunities posed by the unbundling and restructuring of traditional utility services, which have been complicated by some adverse experiences for customers and suppliers in deregulated states. At this point, it is too soon to set or predict a timetable for the Company's unbundling of services to residential and commercial customers.

         The Company has significantly reduced its costs over the last five years by centralizing key functions, such as call center activities; cross-training employees to handle different responsibilities; and utilizing technology, such as automated meter reading. Questar Gas will continue to examine its costs, take advantage of technological developments and improve its overall efficiency.

REGULATION

         As a public utility, Questar Gas is subject to the jurisdiction of the PSCU and PSCW. (The Company's customers in Idaho are served under the provisions of its Utah tariff. Pursuant to a special contract between the PUCI and the PSCU, the rates for the Company's Idaho customers are regulated by the PSCU.) The Company's natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions. Questar Gas is authorized to earn a return on equity of 11 percent in Utah and 11.83 percent in Wyoming.

         Questar Gas has consistently endeavored to balance the costs of adding 17,000-20,000 customers each year with the cost savings associated with reducing labor costs, consolidating activities and utilizing new technology. The PSCU has generally used historic test year data when reviewing general rate increase requests to motivate Questar Gas to adopt efficiency measures. The Company's management is concerned about the costs associated with expanding its customer base in an environment where the effects of regulatory lag and the use of historic test years are combined with low authorized returns. Questar Gas did not earn its weighted average cost of capital in 2001.

         Regulatory treatment of processing costs has been an issue of contention. Questar Gas, in order to ensure customer safety and give its customers time to adjust the combustion settings in its service area to handle lower Btu-gas volumes, determined to enhance the Btu of such gas by contracting to have carbon dioxide removed from it and agreeing to pay the costs associated with this activity. The PSCU, however, refused to allow the Company to reflect such costs in its pass- through application.

         During 2001, the Company achieved a victory in its efforts to obtain recognition of carbon dioxide removal costs as proper costs for pass-through treatment. The Utah Supreme Court, in a decision dated October 23, 2001, determined that the PSCU was not precluded from considering Questar Gas's application for pass-through treatment of such costs according to previously approved balancing account procedures and remanded the case back to the PSCU for a decision on the merits of the case. The Company, in its most recent pass-through application, requested regulatory permission to recover $5.8 million of such costs through its balancing account for gas supply costs.

         The Company is still fighting another case involving its processing costs. After the PSCU granted permission for Questar Gas to recover a portion of such costs on a prospective basis in its 2000 general rate case, a state agency (the Committee of Consumer Services) filed an appeal from such order with the Utah Supreme Court. This case has not been briefed or argued.

         Both the PSCU and the PSCW have authorized Questar Gas to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes on at least a semi-annual basis. During 2001, the Company filed two pass-through applications with both the Utah and Wyoming commissions to reflect decreased gas costs in its rates. In the last pass-through applications that became effective January 1, 2002, Questar Gas was allowed to reflect annualized gas costs of $321,711,555 in its Utah rates and $13,159,844 in its Wyoming rates (compared to estimated annual costs of $504,865,533 in Utah and $19,529,523 in Wyoming reflected in January 1, 2001 cases). A typical residential customer in Utah would have an annual bill of $681.02, using rates in effect as of January 1, 2002, compared to an annual bill of $905.02, using rates in effect as of January 1, 2001. The PSCW and PSCU have allowed the Company to collect the decreased gas costs in rates, subject to refund.

         As previously reported, the Company's pass-through application filed with the PSCU included a request to recover carbon dioxide removal costs from prior periods. (The PSCW had not contested Questar Gas's inclusion of such costs in Wyoming filings.) Questar Gas also requested the PSCU to allow it to include, on a prospective basis, an allowance for the commodity and supplier non-gas cost portions of its bad debts in its gas balancing account. The PSCU has set a date of April 4, 2002, to receive a report from Questar Gas and other parties concerning the issues raised in the application.

         Questar Gas is not earning its authorized return on equity and will consider filing a general rate case in Utah during 2002. Under Utah law, tariff sheets reflecting a general rate increase become effective 240 days after filing if the PSCU doesn't render a decision concerning the requested increase by such date.

         Responsibility for gas acquisition activities involves inherent risks of regulatory scrutiny. The Company has been periodically involved in regulatory proceedings in which the prudence of its gas supply activities and gas processing costs have been challenged. The PSCU and PSCW have jurisdiction to examine the Company's relationships with its affiliates and the costs paid by the Company for services rendered by or goods purchased from its affiliates. A 1981 settlement agreement involving cost-of-service gas and defining certain contractual obligations between the Company and Wexpro continues to be monitored by the Utah Division of Public Utilities and its agents.

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

RELATIONSHIPS WITH AFFILIATES

         The Company has significant business relationships with affiliated companies. The following diagram shows the corporate structure of the Company and its primary affiliates:

                                     Questar
                                   Corporation
                                        |
    ------------------------------------|--------------------------------
    |                                   |                                |
 Questar                             Questar                          Questar
  Market                            Regulated                        InfoComm,
Resources,                           Services                          Inc.
   Inc.                              Company
    |                                   |
    |             ----------------------|---------------------
    |             |                     |                    |
    |          Questar               QUESTAR              Questar
    |         Pipeline                 GAS                Energy
    |          Company               COMPANY          Services, Inc.
    ----------------------------|-----------------------------
    |                           |                             |
  Wexpro           Other QMR Entities (Questar          Questar Gas
  Company           Exploration and Production          Management
                 Company, Questar Energy Trading          Company
                   Company, Shenandoah Energy,
                              Inc.)

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

         QUESTAR PIPELINE COMPANY. Questar Pipeline owns a two-pronged transmission system running from southwestern Wyoming and western Colorado into the Company's Utah service area. Questar Gas has reserved capacity of about 849,000 Dth per day or about 60 percent of reserved capacity and reserves another 50,000 Dth per day during the months of December, January and February.

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

         During 2001, Questar Pipeline transported 110.3 MMDth of gas for Questar Gas, compared to 108.2 MMDth in 2000. Under Questar Pipeline's "straight fixed-variable" rate schedules, Questar Gas is obligated to pay demand charges for firm capacity, regardless of the volumes actually transported. The Company, in 2001, paid approximately $52.1 million in demand charges to Questar Pipeline for firm transportation capacity and "no notice" transportation. Questar Gas's primary transportation agreement with Questar Pipeline was recently extended and expires on June 30, 2017.

         Questar Gas purchases storage capacity at Clay Basin, a large base-load storage facility operated by Questar Pipeline, and also has peaking storage capacity at three additional storage reservoirs owned by Questar Pipeline. The Company paid Questar Pipeline $7.3 million during 2001 in connection with firm storage services at Clay Basin.

         A subsidiary of Questar Pipeline also operates a processing plant near Price, Utah, that removes the carbon dioxide from gas volumes delivered to Questar Gas's system. During 2001, the Company paid $7.7 million for services provided at the plant.

         The Company combined some operation activities with Questar Pipeline after a 2000-early retirement program. In some areas, Questar Gas and Questar Pipeline share service centers and operations employees are cross-trained to handle responsibilities for both entities.

         QUESTAR GAS MANAGEMENT COMPANY. Questar Gas Management Company ("QGM") owns the gathering facilities that were originally built to gather production from the Company's cost-of-service properties. During 2001, QGM gathered 37.2 MMDth of natural gas for Questar Gas, compared to 36.8 MMDth in 2000. Under the terms of the gathering agreement between the parties, QGM will gather gas volumes produced from cost-of-service properties for the life of such properties and charge cost-of- service rates.

         WEXPRO COMPANY. Wexpro, another company within Questar's Market Resources segment, operates certain properties owned by Questar Gas. Under the terms of a 1981 settlement agreement, which was approved by the PSCU and PSCW and upheld by the Utah Supreme Court, the Company owns gas produced from specified properties that were productive as of August 1, 1981 (the effective date of the settlement agreement). Such gas is reflected in rates at cost-of-service prices based on rates of return established by the settlement agreement. In addition, Wexpro produces gas from specified properties for Questar Gas and is reimbursed for its costs plus a current rate of return in 2001 that averaged 19.7 percent (adjusted annually using a specified formula) on its net investment in such properties, adjusted for working capital and deferred taxes. At year-end 2001, Wexpro's investment (net of deferred taxes) in cost-of-service operations was $161.3 million compared to $124.8 million at year-end 2000. Under the terms of the settlement agreement, the costs of unsuccessful wells are borne by Wexpro. The settlement agreement also permits Questar Gas to share income from hydrocarbon liquids produced from certain properties operated by Wexpro after Wexpro recovers its expenses and a specified rate of return. The income received by Questar Gas from Wexpro is used to reduce natural gas costs reflected in the Company's rates.

         QUESTAR INFOCOMM, INC. The Company receives data processing and telecommunication services from its affiliate, Questar InfoComm. Questar Gas utilizes a customer information system and related software systems that are maintained by Questar InfoComm.

         OTHER AFFILIATES. Questar Energy Services, Inc. ("QES"), another member of the Regulated Services group, offers a variety of non-regulated products and services. The Company does not have a significant business relationship with QES. In addition to QGM and Wexpro, the Market Resources segment of Questar includes Questar Energy Trading Company, Questar Exploration and Production Company, and Shenandoah Energy Inc. Questar Gas does not have significant business relationships with these entities.

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

EMPLOYEES

         As of December 31, 2001, the Company had 789 employees, compared to 741 at year-end 2000. Regulated Services, the Company's parent, has 361 employees, compared to 358 at year-end 2000, who perform specified services, e.g., administrative, engineering, legal, accounting, budget, for Questar Gas, Questar Pipeline and QES. The Company's employees are nonunion employees who are not represented under collective bargaining agreements. Employee relations are generally deemed to be satisfactory.

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

RESEARCH AND DEVELOPMENT

         The Company conducts limited studies of gas conversion equipment, gas piping, and engines using natural gas and has funded demonstration projects using such equipment. The total dollar amount spent by the Company on research activities is not material.

ITEM 3.  LEGAL PROCEEDINGS.

         Questar Gas is involved in various legal and regulatory proceedings. While it is currently impossible to predict or determine the outcome of these proceedings, management believes that the outcome will not have a material adverse effect on the Company's financial position or liquidity.

         The Company is a named defendant in two cases that have been filed by Jack Grynberg, an independent producer that has sued Questar Gas and its affiliates a number of times during the last ten years. The most active case involves claims brought by Mr. Grynberg under the Federal False Claims Act and is substantially similar to cases filed by Grynberg against pipelines and their affiliates that have been consolidated for discovery and pre-trial discovery motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement and undervaluation of gas volumes on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties. The federal district judge denied the motions filed by the defendants to dismiss the lawsuits, but has not set a date for a scheduling conference.

         Another Grynberg case was filed against Questar Gas and several affiliates in 1997. This case involves claims of fraud and antitrust violations in addition to some take-or-pay, breach of contract, and intentional interference with a contract claims. The case was stayed pending Grynberg's appeal of another case involving the Company to the Tenth Circuit Court of Appeals. The judge, in June of 2001, entered an order granting the motion for partial summary judgment filed by the Questar defendants that dismissed the antitrust claims from the case, but has not yet ruled on other motions for summary judgment dealing with "ratable take" and fraud.

         Questar Gas and several affiliates are among the numerous named defendants in WILL PRICE V. GAS PIPELINES (formerly known as QUINQUE OPERATING COMPANY V. GAS PIPELINES), that has been filed against the pipeline industry. Pending in a Kansas state district court, this case is similar to the cases filed by Grynberg, but the allegations of a conspiracy by the pipeline industry to set standards that result in the systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors, rather than on behalf of the federal government. The defendants, including the Questar defendants, have filed motions to dismiss for lack of personal jurisdiction.

         See "Regulation" for a review of significant regulatory proceedings and an important appellate court decision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of its stockholder during the last quarter of 2001.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Questar Gas conducts natural gas distribution operations. Following is a summary of financial results and operating information:

                                                                  Year Ended December 31,
                                                            2001            2000            1999
                                                       -----------------------------------------------
                                                                  (Dollars In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales                            $618,451        $467,293       $396,882
  Industrial sales                                              56,200          38,993         28,938
  Industrial transportation                                      7,233           6,968          6,594
  Other                                                         22,229          23,508         17,523
                                                       -----------------------------------------------
        Total revenues                                         704,113         536,762        449,937
  Natural gas purchases                                        498,545         334,193        257,265
                                                       -----------------------------------------------
        Margin                                                 205,568         202,569        192,672

Operating expenses
  Operating and maintenance                                    103,427         101,486        103,308
  Depreciation and amortization                                 35,030          34,450         36,426
  Other taxes                                                    8,729          10,213          7,625
                                                       -----------------------------------------------
        Total expenses                                         147,186         146,149        147,359
                                                       -----------------------------------------------
          Operating income                                     $58,382         $56,420        $45,313
                                                       ===============================================

OPERATING STATISTICS
Natural gas volumes (in Mdth)
  Residential and commercial sales                              83,650          83,373         82,201
  Industrial deliveries
    Sales                                                       10,684          10,314          9,823
    Transportation                                              54,624          54,836         51,643
                                                       -----------------------------------------------
      Total industrial                                          65,308          65,150         61,466
                                                       -----------------------------------------------
        Total deliveries                                       148,958         148,523        143,667
                                                       ===============================================
Natural gas revenue (per dth)
  Residential and commercial                                     $7.39           $5.60          $4.83
  Industrial sales                                                5.26            3.78           2.95
  Transportation for industrial customers                         0.13            0.13           0.13
System natural gas cost (per dth)                                $4.92           $3.54          $2.61
Heating degree days (normal 5,609)                               5,487           5,402          5,317
  Warmer than normal                                                2%              4%             5%
Usage per customer (dth)                                         121.0           126.2          128.5
Number of customers at December 31,
   Residential and commercial                                  730,579         703,306        684,950
   Industrial                                                    1,321           1,323          1,367
                                                       -----------------------------------------------
                                                               731,900         704,629        686,317
                                                       ===============================================

MARGIN (REVENUES LESS NATURAL GAS PURCHASES)
Questar Gas's margin was 1% higher in 2001 when compared with 2000 and 5% higher in 2000 when compared with 1999. The higher margins were primarily the result of a $13.5 million annualized general rate increase in Utah, effective August 11, 2000, and a 3.9% larger customer base. An acquisition of two small distribution systems accounted for 10,500 of the 27,271 increase in customers.

Usage per residential customer has been steadily declining for the past several years in large part as a result of higher energy prices and more energy-efficient appliances and home construction. Usage, calculated on a temperature adjusted basis, has decreased by 4%, 2% and 1% in 2001, 2000 and 1999, respectively. Temperatures in 2001 were near normal; however, temperatures have been warmer than normal for nine of the last ten years. The financial impact of actual weather variations from normal are minimized by a weather-normalization adjustment in rates.

Industrial deliveries were flat in 2001 and 6% higher in 2000. An increase in natural gas volumes used to generate electricity offset lower deliveries to a steel producer. In 2002, the steel producer announced plans to reorganize under protection of bankruptcy laws. Margins from gas delivered to industrial customers are substantially lower than margins from gas delivered to residential and commercial customers.

A significant increase in purchased gas costs in the second half of 2000 and the first quarter of 2001 resulted in higher charges to customers but did not directly affect the margin. The recovery of gas costs is authorized through rate regulation in Utah and Wyoming. Gas costs in Utah rates, which peaked at $4.67 per dth in a January 1, 2001 filing, have subsided to $2.68 per dth in a January 1, 2002 gas-cost filing. In 2001, 44% of Questar Gas's supplies came from company-owned reserves, which cost less than gas purchased from third-party suppliers.

OPERATING EXPENSES
Operating and maintenance (O & M) expenses were 2% higher in 2001 due largely to a $3.7 million increase in bad debt expenses that more than offset labor savings from a fourth-quarter 2000 early retirement program. An economic recession, increased number of bankruptcies and higher energy costs resulted in more frequent collection problems. O & M expenses were 2% lower in 2000 when compared with 1999 due to lower legal costs and reduced information-technology related expenses. Depreciation expense increased 2% in 2001 due to capital spending. Depreciation expense was $2.8 million lower in 2000 due to investments in several information systems being fully depreciated. In 2000, other taxes increased when compared with 1999 because of a $1.4 million adjustment of prior-year taxes.

ACQUISITION OF DISTRIBUTION SYSTEMS
Questar Gas completed the purchase of 100% of the stock of Utah Gas Service Company and Wyoming Industrial Gas in exchange for 390,000 shares of Questar common stock on July 12, 2001. As a result of the acquisition, Questar Gas will add service to about 10,500 customers in Moab, Monticello and Vernal, Utah and Kemmerer and Diamondville, Wyoming. The acquisition cost $10.9 million, including $6 million of goodwill, and was accounted for as a purchase.

INTEREST AND OTHER INCOME
Interest and other income increased $3.5 million in 2001 compared with 2000 due to the return from larger gas-storage volumes, interest earned on higher purchased-gas balances and larger gains from the disposition of property. In 2000, there was a decrease of $1.3 million compared with 1999 due to smaller gains from the disposition of property in 2000.

DEBT EXPENSE
Interest expense increased 13% in 2001 compared with 2000 primarily from higher debt borrowings which more than offset lower short-term debt rates in 2001. Questar Gas added $60 million of medium-term notes with a 6.3% interest rate in the fourth quarter of 2001.

INCOME TAXES
The effective combined federal and state rate was 34.9% in 2001, 34.8% in 2000 and 31.9% in 1999. The effective income tax rate was below the combined federal and state statutory rate of about 38% primarily due to noncoventional fuel credits related to production of gas from certain properties. These credits amounted to $1.8 million in 2001, $1.8 million in 2000 and $1.9 million in 1999.

RETURN ON ASSETS
Questar Gas's return on assets for 2001 was 7.64%, which is near its weighted average cost of capital. Management is concerned about Questar Gas's future ability to earn a competitive return and will likely be addressing its concerns through a general rate case filing in 2002.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities

                                                              Year Ended December 31,
                                                        2001            2000            1999
                                                   ---------------------------------------------
                                                                   (In Thousands)
Net income                                               $25,873         $24,163        $19,219
Non-cash adjustments to net income                        24,741          51,528         43,850
Changes in operating assets and liabilities               (8,353)        (14,048)         1,108
                                                   ---------------------------------------------

     Net cash provided from operating activities         $42,261         $61,643        $64,177
                                                   =============================================

Net cash provided from operating activities decreased in 2001 compared with 2000 due primarily to the higher amounts paid to purchase gas, which were partially offset by the collection of customer accounts receivable and purchased-gas costs under collected through customer rates at December 31, 2000. The decrease in 2000 compared with 1999 is due primarily to an increase in customer account receivables and under collection of purchased-gas costs in customer rates.

Investing Activities

Following is a summary of capital expenditures for 2001 and 2000, and a forecast of 2002 expenditures.

                                      2002
                                    Forecast          2001            2000
                                 -----------------------------------------------
                                                 (In Thousands)
Distribution system
      and customer additions             $55,100         $62,266        $49,454
General                                   13,500          16,525         16,313
                                 -----------------------------------------------
                                         $68,600         $78,791        $65,767
                                 ===============================================

The distribution system was extended by 1,145 miles of main, feeder and service lines to accommodate the addition of 27,271 customers. This includes $10.9 million for the acquisition of two small distribution systems.

Financing Activities

Questar Gas generated sufficient net cash provided from operating activities to fund 54% of its 2001 capital expenditures. Questar Gas issued $60 million of long-term debt and received a $40 million equity investment and used the proceeds to repay a portion of short-term debt and capital expenditures. Forecasted 2002 capital expenditures are expected to be financed with net cash provided from operations and borrowing from Questar.

On October 9, 2001, Questar Gas sold $60 million of 11-year medium-term notes with a 6.3% coupon rate. In the fourth quarter of 2001, the Company received a $40 million equity investment from Questar.

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $66.6 million at December 31, 2001 with an interest rate of 2.31% and $105.6 million at December 31, 2000 with an interest rate of 6.91%.

The Company typically has negative net working capital at December 31 because of short-term borrowing. The borrowing is seasonal and generally peaks at the end of the year because of cold-weather gas purchases.

Questar Gas's capital structure at December 31, 2001, was composed of 48% long-term debt and 52% common equity. Moody's and Standard and Poor's have rated the Company's long-term debt A1 and A+, respectively.

Critical Accounting Policies

RATE REGULATION
Rate regulatory agencies establish rates for the sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. The financial statements of rate-regulated businesses are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of other businesses because of cost-allocation methods used in establishing rates.

PURCHASED-GAS ADJUSTMENTS
Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and PSCW under which purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas will continue to pursue hedging activities to mitigate energy-price fluctuations for gas-distribution customers. The PSCU has agreed that the benefits and the costs of hedging are to be included in the purchased-gas adjustment account. The stipulation allows Questar Gas to record mark-to-market adjustments for hedging contracts in the purchased-gas adjustment account. The PSCW also allows the inclusion of hedging activities in the purchase-gas adjustment account.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

QUESTAR GAS ENERGY-PRICE RISK MANAGEMENT
Questar Gas will continue to pursue hedging activities to mitigate energy-price fluctuations for gas-distribution customers. The PSCU has agreed that the benefits and the costs of hedging are to be included in the purchased-gas adjustment account. The stipulation allows Questar Gas to record mark-to-market adjustments for hedging contracts in the purchased-gas adjustment account. The PSCW also allows the inclusion of hedging activities in the purchase-gas adjustment account.

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

                                    PART III

         The Company, as the wholly owned subsidiary of a reporting company under the Act, is entitled to omit all information requested in PART III (Items 10- 13).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)(2) Financial Statements and Financial Statement Schedules. The financial statements and schedule identified in the List of Financial Statements are filed as part of this Report.

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

    3.9.* Bylaws (as amended effective February 13, 2001) (Exhibit No. 3.9. to Form 10-K Annual Report for 2000.)

    4.*1 Indenture dated as of May 1, 1992, between the Company and Citibank, as trustee, for the Company's Debt Securities. (Exhibit No. 4. to Form 10-Q Report for Quarter Ended June 30, 1992.)

    10.1.*(2)  Stipulations and Agreement, dated October 14, 1981, executed by the Company; Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Form 10-K Annual Report for 1981.)

    10.2*(2) Gas Gathering Agreement between the Company and Questar Pipeline Company effective September 1, 1993. (This agreement has been transferred from Questar Pipeline to Questar Gas Management Company.) (Exhibit No. 10.11. To Form 10-K Annual Report for 1994.)

    10.3.*(2)  Amendment to Gas Gathering Agreement between the Company and
               Questar Gas Management Company effective September 1, 1997.

    12.        Ratio of earnings to fixed charges.

    23.        Consent of Independent Auditors.

    24.        Power of Attorney.

         *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

         (1)Wells Fargo Bank Northwest, N.A. serves as the successor trustee.

         (2)This document has not been formally amended to refer to the Company's current name.

         (b) Questar Gas Company did not file any Current Reports on Form 8-K during the last quarter of 2001.

                           ANNUAL REPORT ON FORM 10-K

                     ITEM 8, ITEM 14(a) (1) and (2), and (d)

                          LIST OF FINANCIAL STATEMENTS

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          YEAR ENDED DECEMBER 31, 2001

                               QUESTAR GAS COMPANY

                              SALT LAKE CITY, UTAH

FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR GAS COMPANY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following financial statements of Questar Gas Company are included in Item
8:

         Statements of income, Years ended December 31, 2001, 2000 and 1999

         Balance sheets, December 31, 2001 and 2000

         Statements of common shareholder's equity, Years ended December 31, 2001, 2000 and 1999

         Statements of cash flows, Years ended December 31, 2001, 2000 and 1999

         Notes to financial statements

The following financial statement schedule is included in Item 8:

         Schedule:  Valuation and Qualifying Accounts

All other financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors
Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 2001 and 2000, and the related statements of income, common shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ Ernst & Young LLP
                                       -----------------------------
                                           Ernst & Young LLP

Salt Lake City, Utah
February 8, 2002

QUESTAR GAS COMPANY
STATEMENTS OF INCOME

                                                Year Ended December 31,
                                         2001            2000            1999
                                    ------------------------------------------------
                                                    (In Thousands)
REVENUES
  From unaffiliated customers              $701,150        $531,988        $447,606
  From affiliated companies                   2,963           4,774           2,331
                                    ------------------------------------------------
                                            704,113         536,762         449,937

OPERATING EXPENSES
  Natural gas purchases
    From affiliated companies               173,395         166,198         150,960
    From unaffiliated parties               325,150         167,995         106,305
                                    ------------------------------------------------
      Total natural gas purchases           498,545         334,193         257,265
  Operating and maintenance                 103,427         101,486         103,308
  Depreciation and amortization              35,030          34,450          36,426
  Other taxes                                 8,729          10,213           7,625
                                    ------------------------------------------------

    TOTAL OPERATING EXPENSES                645,731         480,342         404,624
                                    ------------------------------------------------

    OPERATING INCOME                         58,382          56,420          45,313

INTEREST AND OTHER INCOME                     5,158           1,673           2,980

DEBT EXPENSE                                (23,777)        (21,041)        (20,062)
                                    ------------------------------------------------

    INCOME BEFORE INCOME TAXES               39,763          37,052          28,231

INCOME TAXES                                 13,890          12,889           9,012
                                    ------------------------------------------------

    NET INCOME                              $25,873         $24,163         $19,219
                                    ================================================

See notes to financial statements.

QUESTAR GAS COMPANY
BALANCE SHEETS

ASSETS

                                                                                    December 31,
                                                                               2001             2000
                                                                        --------------------------------
                                                                                  (In Thousands)
CURRENT ASSETS
  Cash and cash equivalents                                                      $4,366            $882
  Accounts receivable, net                                                       53,697          69,808
  Unbilled gas accounts receivable                                               53,613          45,293
  Accounts receivable from affiliates                                               576
  Federal income taxes recoverable                                                  363           5,019
  Inventories, at lower of average cost or market
    Gas stored underground                                                       22,810          22,444
    Materials and supplies                                                        4,213           3,542
  Purchased-gas adjustments                                                       8,296          35,565
  Prepaid expenses and other                                                      1,097             773
                                                                        --------------------------------
    TOTAL CURRENT ASSETS                                                        149,031         183,326

PROPERTY, PLANT AND EQUIPMENT
  Distribution                                                                  875,415         818,802
  Production                                                                     97,870          97,870
  General                                                                       139,299         125,970
  Construction in progress                                                       31,871          24,720
                                                                        --------------------------------
                                                                              1,144,455       1,067,362
  Less allowances for depreciation and amortization                             489,583         447,496
                                                                        --------------------------------
    NET PROPERTY, PLANT AND EQUIPMENT                                           654,872         619,866

OTHER ASSETS
  Goodwill                                                                        5,876
  Regulatory assets                                                              19,211          22,359
  Other noncurrent assets                                                         4,854           4,775
                                                                        --------------------------------
    TOTAL OTHER ASSETS                                                           29,941          27,134
                                                                        --------------------------------

                                                                               $833,844        $830,326
                                                                        ================================

LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                                   December 31,
                                                                               2001            2000
                                                                        --------------------------------
                                                                                  (In Thousands)
CURRENT LIABILITIES
  Notes payable to Questar                                                      $66,600        $105,600
  Accounts payable and accrued expenses
    Accounts and other payables                                                  50,960          97,397
    Accounts payable to affiliates                                               23,364          25,701
    Deferred income taxes                                                         3,153          13,515
    Other taxes                                                                   8,539           8,502
    Interest                                                                      5,570           4,583
                                                                        --------------------------------
      Total accounts payable and accrued expenses                                91,586         149,698
                                                                        --------------------------------
    TOTAL CURRENT LIABILITIES                                                   158,186         255,298

LONG-TERM DEBT                                                                  285,000         225,000

DEFERRED INCOME TAXES                                                            79,317          80,215

DEFERRED INVESTMENT TAX CREDITS                                                   4,960           5,250

OTHER LONG-TERM LIABILITIES                                                         452             507

COMMITMENTS AND CONTINGENCIES - Note 6

COMMON SHAREHOLDER'S EQUITY
  Common stock - par value $2.50 per share;
     authorized 50 million shares; 9,189,626 issued
     and outstanding                                                             22,974          22,974
  Additional paid-in capital                                                    121,875          81,875
  Retained earnings                                                             161,080         159,207
                                                                        --------------------------------
    TOTAL COMMON SHAREHOLDER'S EQUITY                                           305,929         264,056
                                                                        --------------------------------

                                                                               $833,844        $830,326
                                                                        ================================

See notes to financial statements.

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

                                                                            Additional
                                                              Common          Paid-in        Retained
                                                               Stock          Capital        Earnings
                                                        ------------------------------------------------
                                                                          (In Thousands)
Balances at January 1, 1999                                     $22,974         $41,875        $162,325
  1999 net income                                                                                19,219
  Equity investment                                                              40,000
  Payment of common stock dividends                                                             (23,000)
                                                        ------------------------------------------------
Balances at December 31, 1999                                    22,974          81,875         158,544
  2000 net income                                                                                24,163
  Payment of common stock dividends                                                             (23,500)
                                                        ------------------------------------------------
Balances at December 31, 2000                                    22,974          81,875         159,207
  2001 net income                                                                                25,873
  Equity investment                                                              40,000
  Payment of common stock dividends                                                             (24,000)
                                                        ------------------------------------------------
Balances at December 31, 2001                                   $22,974        $121,875        $161,080
                                                        ================================================

See notes to financial statements.

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                             2001            2000            1999
                                                        ------------------------------------------------
                                                                        (In Thousands)
OPERATING ACTIVITIES
  Net income                                                    $25,873         $24,163         $19,219
  Adjustments to reconcile net income to net
      cash provided from operating activities
    Depreciation and amortization                                38,310          37,994          39,479
    Deferred income taxes and
      deferred investment tax credits                           (12,374)         13,637           5,320
   Net gains from sales of properties                            (1,195)           (103)           (949)
                                                        ------------------------------------------------
                                                                 50,614          75,691          63,069
  Changes in operating assets and liabilities
    Accounts receivable                                           7,402         (32,003)         (2,586)
    Inventories                                                    (877)         (4,306)            616
    Prepaid expenses and other                                     (340)          2,395            (330)
    Accounts payable and accrued expenses                       (49,803)         70,027          (3,019)
    Federal income taxes                                          4,761          (7,985)            853
    Purchased-gas adjustments                                    27,246         (35,133)          1,635
    Other assets                                                  3,328          (6,156)          2,875
    Other liabilities                                               (70)           (887)          1,064
                                                        ------------------------------------------------
    NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                                   42,261          61,643          64,177

INVESTING ACTIVITIES
  Capital expenditures                                          (78,791)        (65,767)        (68,447)
  Proceeds from disposition of property,
     plant and equipment                                          3,014             498           3,052
                                                        ------------------------------------------------
     NET CASH USED IN INVESTING
           ACTIVITIES                                           (75,777)        (65,269)        (65,395)

FINANCING ACTIVITIES
  Equity investments                                             40,000                          40,000
  Issuance of long-term debt                                     60,000
  Change in notes payable to Questar                            (39,000)         26,300         (17,400)
  Payment of dividends                                          (24,000)        (23,500)        (23,000)
                                                        ------------------------------------------------
    NET CASH PROVIDED FROM (USED IN)
          FINANCING ACTIVITIES                                   37,000           2,800            (400)
                                                        ------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                               3,484            (826)         (1,618)
BEGINNING CASH AND CASH EQUIVALENTS                                 882           1,708           3,326
                                                        ------------------------------------------------
ENDING CASH AND CASH EQUIVALENTS                                 $4,366            $882          $1,708
                                                        ================================================

See notes to financial statements.

QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Questar Gas Company (the Company or Questar Gas), is a wholly owned subsidiary of Questar Regulated Services Company (Regulated Services). Regulated Services is a holding company and a wholly owned subsidiary of Questar Corporation (Questar). Regulated Services was organized in 1996 and provides administrative, accounting, engineering, legal and regulatory functions for its three subsidiaries, Questar Gas, Questar Pipeline Company (Questar Pipeline) and Questar Energy Services. Significant accounting policies are presented below.

BUSINESS AND REGULATION: Questar Gas distributes natural gas to residential, commercial and industrial customers in Utah, Southwestern Wyoming and Southeastern Idaho. The Company is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). While Questar Gas also serves a small area of southeastern Idaho, the Public Utilities Commission of Idaho has deferred to the PSCU for rate oversight of this area. These regulatory agencies establish rates for the sale and transportation of natural gas. The regulatory agencies also regulate, among other things, the extension of natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service including a return on investment.

The financial statements are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of non-regulated businesses because of cost-allocation methods used in establishing rates.

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

PURCHASED-GAS ADJUSTMENTS: Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and PSCW under which purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas will continue to pursue hedging activities to mitigate energy-price fluctuations for gas-distribution customers. The PSCU has agreed that the benefits and the costs of hedging are to be included in the purchased-gas adjustment account. The stipulation allows Questar Gas to record mark-to-market adjustments for hedging contracts in the purchased-gas adjustment account. The PSCW also allows the inclusion of hedging activities in the purchase-gas adjustment account.

OTHER REGULATORY ASSETS AND LIABILITIES: Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the life of the replacement debt in order to match regulatory treatment. The cost of the early retirement windows offered to employees of Questar Gas is capitalized and amortized over a five-year period in accordance with regulatory treatment. Questar Gas records cumulative increases in deferred taxes as income taxes recoverable from customers.

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

                                2001            2000            1999
                           ------------------------------------------------

     Distribution plant           3.8%            4.0%            4.2%
     Gas wells, per Mcf         $0.14           $0.15           $0.15

TEST FOR IMPAIRMENT OF LONG-LIVED ASSETS
The potential for property impairment is evaluated on a specific asset basis or in groups of similar assets, as applicable. An impairment is indicated when a triggering event occurs and the estimated undiscounted future net cash flows of an evaluated asset are less than its carrying value.

ACQUISITION OF DISTRIBUTION SYSTEMS
Questar Gas completed the purchase of 100% of the stock of Utah Gas Service Company and Wyoming Industrial Gas in exchange for 390,000 shares of Questar common stock on July 12, 2001. As a result of the acquisition, Questar Gas added service to about 10,500 customers in Moab, Monticello and Vernal, Utah and Kemmerer and Diamondville, Wyoming. The acquisition cost $10.9 million, including $6 million of goodwill, and was accounted for as a purchase.

GOODWILL: Goodwill accounting rules changed July 1, 2001. Statement of Financial Accounting Standard (SFAS) 142, "Goodwill and Other Intangible Assets" eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least yearly for impairment or sooner if a specific event occurs. Goodwill acquired after July 1, 2001 is exempt from amortization. The Company acquired $6 million of goodwill in a purchase combination completed July 12, 2001. Refer to the "New Accounting Standards" discussion following.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION: The Company capitalizes the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest expense and the equity portion is recorded in other income. The debt expense was reduced by $.5 million in 2001, $.9 million in 2000 and $.4 million in 1999. No amounts of equity AFUDC were recorded in the three years ended December 31, 2001.

CREDIT RISK: The Company's primary market area is the Rocky Mountain region of the United States. Exposure to credit risk may be impacted by the concentration of customers in this region due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Loss reserves are periodically reviewed for adequacy and may be established on a specific case basis. Bad debt expense amounted to $6.5 million, $2.8 million and $2.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. The allowance for bad debt expenses was $2.2 million and $1.2 million at December 31, 2001 and 2000 respectively.

INCOME TAXES: The Company accounts for income tax expense on a separate return basis. Pursuant to the Internal Revenue Code and associated regulations, the Company's operations are consolidated with those of Questar and its subsidiaries for income tax reporting purposes. Questar Gas records tax benefits as they are generated. The Company receives payments from Questar for such tax benefits as they are utilized on the consolidated return. The Company records increases in deferred taxes as income taxes recoverable from customers. The Company has adopted procedures with its regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis. Questar Gas uses the deferral method to account for investment tax credits as required by regulatory commissions.

ENERGY-PRICE FINANCIAL INSTRUMENTS: On January 1, 2001, the Company adopted the accounting provisions of SFAS 133, as amended, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value, which result in gains or losses, of a derivative instrument would be reported in the purchased-gas adjustment account. The Company has identified a number of contracts that are derivative instruments as defined by SFAS 133, but are specifically excluded from the provisions of SFAS 133 on the basis of normal sales and purchase transactions.

NEW ACCOUNTING STANDARDS: In June 2001, the Financial Accounting Standards Board
(FASB) issued SFAS 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the pooling method initiated before but completed after June 30, 2001. The Company applied the purchase method of accounting when recording an acquisition completed in the third quarter of 2001.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least yearly for impairment or sooner if a specific triggering event occurs. Goodwill acquired after July 1, 2001, is exempt from amortization. At December 31, 2001, the Company's balance of goodwill amounted to $6 million all of which was acquired after July 1, 2001. The Company will adopt SFAS 142 as of January 1, 2002 and has up to six months to perform an initial goodwill impairment test. However, if impairment is indicated in the initial test, the impairment must be recorded retroactive to January 1, 2002 as a cumulative effect of a change in accounting method. Subsequent impairments will be charged to operating results. An initial test under the new accounting rules indicates that the Company had no impairment.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses, among other things, the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that retirement costs be estimated at fair value, capitalized and depreciated over the life of the assets. The new standard may affect the cost basis of rate-regulated assets. SFAS 143 is effective for 2003. The Company has not evaluated the impact of SFAS 143.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets, specifically, for a segment of a business accounted for as a discontinued operation and modifies the provisions of SFAS 121. SFAS 144 is effective for 2002. The Company has not evaluated the impact of SFAS 144.

RECLASSIFICATIONS: Certain reclassifications were made to the 2000 and 1999 financial statements to conform with the 2001 presentation.

Note 2 - Debt

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $66.6 million at December 31, 2001 with an interest rate of 2.31% and $105.6 million at December 31, 2000 with an interest rate of 6.91%.

Questar Gas's long-term debt consists of medium-term notes with interest rates ranging from 6.3% to 8.43%, due 2007 to 2024. There are no maturities of long-term debt for the five years following December 31, 2001 and no long-term debt provisions restricting the payment of dividends.

During the third quarter of 2001, Questar Gas filed a Form S-3 with the Securities and Exchange Commission to issue up to $100 million of medium-term notes, series D, with maturities of nine months to 30 years. On October 9, 2001, Questar Gas issued $60 million of 11-year notes with a 6.3% coupon rate.

Cash paid for interest was $22.7 million in 2001, $21.2 million 2000 and $19.9 million in 1999.

Note 3 - Financial Instruments and Risk Management

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                           December 31, 2001               December 31, 2000
                                     --------------------------------------------------------------
                                         Book          Estimated         Book         Estimated
                                         Value        Fair Value         Value        Fair Value
                                     --------------------------------------------------------------
                                                                  (In Thousands)
Financial assets
    Cash and cash equivalents                $4,366          $4,366            $882           $882
Financial liabilities
    Short-term loans                         66,600          66,600         105,600        105,600
    Long-term debt                          285,000         300,504         225,000        240,884

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

Note 4 - Income Taxes

The components of income taxes were as follows:

                                                  Year Ended December 31,
                                           2001            2000            1999
                                      ------------------------------------------------
                                                      (In Thousands)
Federal
  Current                                     $21,759         ($1,999)           $935
  Deferred                                    (10,032)         13,897           6,948
State
  Current                                       3,198              (2)          1,233
  Deferred                                       (640)          1,373             277
Deferred investment tax credits                  (395)           (380)           (381)
                                      ------------------------------------------------
                                              $13,890         $12,889          $9,012
                                      ================================================

The difference between the statutory federal income tax rate and the Company's effective income tax rate is explained as follows:

                                                                    Year Ended December 31,
                                                             2001            2000            1999
                                                        ------------------------------------------------
                                                                       (In Percentages)
  Federal income taxes at 35%                                      35.0            35.0            35.0
  Increase (decrease) as a result of:
  State income taxes, net of federal income
    tax benefit                                                     4.2             2.4             3.5
  Non-conventional fuel credits                                    (4.4)           (4.9)           (6.6)
  Investment tax credits                                           (1.0)           (1.0)           (1.4)
  Deferred taxes related to regulated assets
    for which deferred taxes were not provided
    in prior years                                                  2.3             2.5             3.3
  Other                                                            (1.2)            0.8            (1.9)
                                                        ------------------------------------------------
    Effective income tax rate                                      34.9            34.8            31.9
                                                        ================================================

Significant components of the Company's deferred income taxes were as follows:

                                                                  December 31,
                                                              2001            2000
                                                        --------------------------------
                                                                 (In Thousands)
Deferred tax liabilities
  Property, plant and equipment                                 $80,315         $78,683
  Other                                                           4,323           5,812
                                                        --------------------------------
    Total deferred tax liabilities                               84,638          84,495
Deferred tax assets
  Deferred ITC and other                                          5,321           4,280
                                                        --------------------------------
       Net deferred income taxes - noncurrent                   $79,317         $80,215
                                                        ================================
Deferred income taxes - current
  Purchased-gas adjustment                                       $3,153         $13,515
                                                        ================================

Cash paid for income taxes was $18.5 million in 2001, $7.6 million in 2000 and $2.1 million in 1999.

Note 5 - Rate Regulation and Other Matters

STATE RATE REGULATION
Questar Gas routinely files periodic applications with the PSCU and the PSCW requesting permission to reflect annualized gas cost increases or decreases depending on gas prices. These requests for gas cost increases or decreases are passed on to customers on a dollar-for-dollar basis with no markup. The impact of the gas cost increase on customers was lessened by the fact that approximately 40% to 50% of the Company's annual supply comes from its own wells and is priced to customers at cost-of-service prices rather than market prices.

Effective January 1, 2001, the PSCU approved on an interim basis a $167 million increase in its Utah natural gas rates that resulted in a 29% increase for the typical residential Utah customer. The increase was based on significant increases in natural gas prices at the wellhead and was part of Questar Gas's purchased gas-cost adjustment or "pass-through" filings. Also, effective January 1, 2001, the PSCW approved a $7 million pass-through filing for Wyoming natural gas rates.

On August 30, 2001, the Company filed a pass-on request with the PSCW seeking a $4.6 million reduction of future gas costs collected in rates. The PSCW approved the request. On September 17, 2001, Questar Gas filed a pass-through request with the PSCU that reduced gas costs in Utah rates by $110.9 million over the 12 months following an October 1, 2001 effective date. The PSCU approved the request.

On November 30, 2001, the Company filed a pass-on request with the PSCW asking to reduce future gas costs collected in rates by $2.9 million. The request was approved effective January 1, 2002. In a similar request, the Company filed a pass-through rate request with the PSCU asking for a $66.9 million reduction of future gas costs. The PSCU granted the request effective January 1, 2002. In total, pass-through reductions filed between August 2001 and January 2002, resulted in a 25% decrease for a typical Utah residential customer.

On October 23, 2001, the Utah Supreme Court unanimously reversed a PSCU decision and agreed with Questar Gas's position that certain gas processing costs should have been considered for recovery through usual pass-through proceedings. In December 1999, PSCU denied the Company's request to recover certain costs of processing gas to remove carbon dioxide. In denying the Company's request, the PSCU provided guidance to seek recovery of future processing fees through other rate making procedures. The Company filed a general rate case that, when settled in August 2000, provided $5 million yearly toward processing costs. The Company appealed to the Utah Supreme Court, maintaining that the purchase-gas adjustment account and pass-through proceedings were the proper mechanisms for recovering those processing costs. The court's decision sends the case back to the PSCU allowing the opportunity for the Company to seek recovery of incurred costs.

FEDERAL RATE REGULATION
On September 27, 2001, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rule making on Standards of Conduct for Transmission Providers (NOPR) that would significantly broaden the scope of the FERC's affiliate regulations for pipelines. The NOPR would require all transmission providers to comply with standards of conduct dealing with affiliated energy companies. Those standards include the separation of functions and non-discriminatory treatment of transmission customers. The NOPR would essentially diminish operational efficiencies and increase costs by mandating a complete separation of operations. Questar Regulated Services supplies administrative, technical, accounting, legal and regulatory support for both Questar Pipeline and Questar Gas.

Questar Gas, Questar Pipeline, industry associations and other companies have filed written and verbal comments with the FERC about the problems this NOPR would create for the industry and its customers and asked the FERC to reconsider its proposal.

Note 6 - Litigation and Commitments

GRYNBERG LAWSUITS
Questar Gas and several affiliates are named defendants in a lawsuit filed by independent gas producer Jack J. Grynberg under the Federal False Claims Act. This case and all substantially similar cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial rulings in Wyoming federal district court. The cases involve allegations of industry wide mismeasurement and undervaluation of gas on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties. The Wyoming district court judge denied the defendants' initial motion to dismiss. No motions are currently pending.

It is too early to estimate the outcome of the cases filed by Grynberg against Questar affiliates.

WILL PRICE V. GAS PIPELINES ET AL. (FORMERLY QUINQUE OPERATING CO. V. GAS PIPELINES):
Questar Gas and a number of affiliates are named defendants in a purported nationwide class action alleging mismeasurement of volumes and heating content of gas produced from private and state lands. The plaintiffs are alleging a conspiracy among the defendants to set industry standards that undermeasure gas. The defendants have filed motions to dismiss the pending actions for lack of personal jurisdiction and for failure to state a claim. The producer's complaint does not include a request for any specific monetary damages.

OTHER LEGAL PROCEEDINGS
There are various other legal proceedings against Questar Gas. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

COMMITMENTS
Historically, 40% to 50% of Questar Gas's gas-supply portfolio has been provided from company-owned gas reserves at the cost of service. The remainder of the gas supply has been purchased from various suppliers under agreements with a duration of one year or less and index-based pricing. Generally, at the conclusion of the heating season and after a bid process, new agreements for the upcoming heating season are put into place. Questar Gas bought significant quantities of natural gas under purchase agreements amounting to $261 million, $184 million and $93 million in 2001, 2000 and 1999, respectively. In addition, Questar Gas makes use of various storage arrangements to meet peak-gas demand during certain times of the heating season.

Note 7 - Employee Benefits

PENSION PLAN: Substantially all of Questar Gas's employees are covered by Questar's defined benefit pension plan. Benefits are generally based on the employee's age at retirement, years of service and highest earnings in a consecutive 72 pay-period interval during the ten years preceding retirement. The Company's policy is to make contributions to the plan at least sufficient to meet the minimum funding requirements of the Internal Revenue Code. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. The Company relies on a third-party consultant to calculate the pension plan projected benefit obligation.

Questar Gas's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 2001, Questar's accumulated benefit obligation exceeded the fair value of plan assets.

Regulated Services offered early retirement windows to eligible employees in 2000 with a total of 276 employees and recipients of long-term disability from Questar Gas, Questar Pipeline and Questar Regulated Services electing to retire effective October 31, 2000. The $14.4 million cost of the early retirement window is being amortized over a five-year period in accordance with regulatory treatment. Pension expense was $5.8 million in 2001, $2.1 million in 2000 and $1.7 million in 1999.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS: Postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health-care benefits, as determined by an employee's years of service, and limited to 170% of the 1992 contribution. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities and corporate and U.S. government debt obligations. The Company is amortizing its transition obligation over a 20-year period, which began in 1992. The Company relies on a third-party consultant to calculate the projected benefit obligation. The cost of postretirement benefits other than pensions was $1.5 million in 2001, $1.1 million in 2000 and $1.2 million in 1999.

The Company's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations. At December 31, 2001, Questar's accumulated benefit obligation exceeded the fair value of plan assets.

POSTEMPLOYMENT BENEFITS: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. In 2000, certain recipients of postemployment benefits accepted early retirement benefits in connection with Questar Regulated Services' early retirement program. Questar Gas's postemployment liability at December 31 was $.2 million in 2001, $.3 million in 2000 and $1.1 million in 1999.

EMPLOYEE INVESTMENT PLAN: Questar Gas participates in Questar's Employee Investment Plan (Plan), which allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. The Company matches 80% of employees' pretax purchases up to a maximum of 6% of their qualifying earnings. The Company's expense equals its matching contribution. The Company's expense of the Plan amounted to $1.4 million, $1.7 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 8 - Related Party Transactions

Regulated Services provides administrative, technical, legal and accounting support to Questar Gas. The cost of this support was $35.4 million in 2001, $34 million in 2000 and $37.5 million in 1999. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on several methods dictated by the nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas has reserved transportation capacity on Questar Pipeline's system of approximately 899,000 dth per day as of December 31, 2001 and paid an annual demand charge of approximately $52.1 million for this reservation in 2001. Questar Gas releases excess capacity to its industrial transportation or other customers and receives a credit from Questar Pipeline for the released-capacity revenues and a portion of Questar Pipeline's interruptible-transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $72.9 million in 2001, $73.7 million in 2000 and $71.6 million in 1999, which included demand charges. The costs of these services were included in natural gas purchases.

Wexpro, an affiliated company, manages and develops certain properties owned by Questar Gas under the terms of the Wexpro settlement agreement. The Company receives a portion of Wexpro's income from oil operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $2.9 million in 2001, $4.8 million in 2000 and $2.3 million in 1999. The amounts that Questar Gas paid Wexpro for the operation of gas properties owned by Questar Gas were $88.8 million in 2001, $73.7 million in 2000 and $62.3 million in 1999. Questar Gas reports these costs in natural gas purchases.

Also included in natural gas purchases are amounts paid to Questar Gas Management, an affiliate, for gathering of Company-owned gas and purchased gas. These costs amounted to $8.2 million in 2001, $8.5 million in 2000 and $9 million in 1999. Questar Gas purchased various other field-related services from Questar Gas Management amounting to $.5 million in 2001, $.9 million in 2000 and $.8 million in 1999.

Questar Gas purchased gas from Questar Energy Trading amounting to $2.1 million in 2001, $9.3 million in 2000 and $7.2 million in 1999.

Questar Gas has a 10-year lease with an option to renew with an affiliate for some space in an office building located in Salt Lake City, Utah. Rent expense was $1.3 million in 2001, $1.3 million in 2000 and $1.2 million in 1999. The annual lease payment for each of the next five years following 2001 is $1.4 million.

Questar InfoComm Inc. is an affiliated company that provides data processing and communication services to Questar Gas. Direct charges paid by the Company to Questar InfoComm were $12.8 million in 2001, $15.4 million in 2000 and $13.7 million in 1999.

Questar charged Questar Gas for certain administrative functions amounting to $5.4 million in 2001, $6.2 million in 2000 and $5 million in 1999. These costs are included in operating and maintenance expenses and are allocated based on each affiliated company's proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Gas borrowed cash from Questar and incurred debt expense of $5 million in 2001, $3.5 million in 2000 and $1.9 million in 1999.

Note 9 - Supplemental Gas and Oil Information (Unaudited)

The following information discusses the Company's gas and oil producing activities. All of the properties are cost-of-service properties with the return on investment established by state regulatory agencies. Questar Gas has not incurred any costs for gas and oil producing activities for the three years ended December 31, 2001. See Note 8 for the amounts paid by Questar Gas to Wexpro.

Estimated Quantities of Proved Gas and Oil Reserves: The following estimates were made by Questar's reservoir engineers. Reserve estimates are based on a complex and highly interpretive process which is subject to continuous revision as additional production and development drilling information becomes available. The quantities are based on existing economic and operating conditions using current prices and operating costs. All gas and oil reserves reported are located in the United States. Questar Gas does not have any long-term supply contracts with foreign governments or reserves of equity investees. Generally no estimates are available for proved undeveloped reserves that may exist.

                                                            Natural Gas         Oil
                                                        --------------------------------
                                                          (In Million    (In Thousands
                                                          Cubic Feet)     of Barrels)
  Proved Developed Reserves
    Balance at January 1, 1999                                  340,135           2,723
      Revisions of estimates                                      5,699             976
      Extensions and discoveries                                 46,739             213
      Production                                                (38,890)           (623)
                                                        --------------------------------
    Balance at December 31, 1999                                353,683           3,289
      Revisions of estimates                                     16,523             504
      Extensions and discoveries                                 50,351             234
      Production                                                (41,546)           (579)
                                                        --------------------------------
    Balance at December 31, 2000                                379,011           3,448
      Revisions of estimates                                    (11,465)            275
      Extensions and discoveries                                 76,042             479
      Production                                                (37,907)           (515)
                                                        --------------------------------
    Balance at December 31, 2001                                405,681           3,687
                                                        ================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2002.

                                            QUESTAR GAS COMPANY
                                                   (Registrant)

                                            By  /s/ D. N. Rose
                                                --------------------------------
                                                D. N. Rose
                                                President and Chief Executive
                                                Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ D. N. Rose                   President and Chief Executive
----------------------------     Officer;  Director (Principal
D. N. Rose                       Executive Officer)

/s/ S. E. Parks                  Vice President, Treasurer and Chief
----------------------------     Financial Officer (Principal Financial Officer)
S. E. Parks

/s/ D. M. Curtis                 Controller
----------------------------     (Principal Accounting Officer)
D. M. Curtis

*R. D. Cash                      Chairman of the Board
*W. Whitley Hawkins              Director
*Robert E. Kadlec                Director
*Dixie L. Leavitt                Director
*Gary G. Michael                 Director
*K. O. Rattie                    Director
*D. N. Rose                      Director
*Harris H. Simmons               Director

MARCH 26, 2002                   *By /s/ D. N. Rose
    Date                             -----------------------------------
                                         D. N. Rose, Attorney in Fact

                               QUESTAR GAS COMPANY
                  Schedule of Valuation and Qualifying Accounts
                                December 31, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------
         Column A                 Column B               Column C               Column D                Column E

Description                Beginning Balance      Amounts charged        Deductions for          Ending Balance
                                                  to expense             accounts written off
------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
Allowance for bad
 debts                                      $1,185                 $6,464                  $5,443                 $2,206


YEAR ENDED DECEMBER 31, 2000
Allowance for bad
 debts                                       1,006                  2,760                   2,581                  1,185


YEAR ENDED DECEMBER 31, 1999
Allowance for bad
 debts                                       1,000                  2,541                   2,535                  1,006

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

    3.9.* Bylaws (as amended effective February 13, 2001) (Exhibit No. 3.9. to Form 10-K Annual Report for 2000.)

    4.*(1) Indenture dated as of May 1, 1992, between the Company and Citibank, as trustee, for the Company's Debt Securities. (Exhibit No. 4. to Form 10-Q Report for Quarter Ended June 30, 1992.)

    10.1.*(2) Stipulations and Agreement, dated October 14, 1981, executed by the Company; Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Form 10-K Annual Report for 1981.)

    10.2*(2) Gas Gathering Agreement between the Company and Questar Pipeline Company effective September 1, 1993. (This agreement has been transferred from Questar Pipeline to Questar Gas Management Company.) (Exhibit No. 10.11. To Form 10-K Annual Report for 1994.)

    10.3.*(2) Amendment to Gas Gathering Agreement between the Company and
              Questar Gas Management Company effective September 1, 1997.

    12.       Ratio of earnings to fixed charges.

    23.       Consent of Independent Auditors.

    24.       Power of Attorney.

------------------------------

         *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

         (1)Wells Fargo Bank Northwest, N.A. serves as the successor trustee.

         (2)This document has not been formally amended to refer to the Company's current name.

         (b) Questar Gas Company did not file any Current Reports on Form 8-K during the last quarter of 2001.