Form 10-Q
period 2002-03-31
QUESTAR GAS CO
filed 2002-05-14
CIK 68589

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                            Commission File No. 1-935


                               QUESTAR GAS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         STATE OF UTAH                                          87-0155877
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


P.O. Box 45360, 180 East 100 South, Salt Lake City, Utah         84145-0360
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (801) 324-5555
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

             Class                              Outstanding as of April 30, 2002
-----------------------------                   --------------------------------
Common Stock, $2.50 par value                           9,189,626 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                        3 Months Ended                 12 Months Ended
                                          March 31,                       March 31,
                                     2002            2001            2002            2001
                                  ---------       ---------       ---------       ---------
                                                        (In Thousands)
REVENUES                          $ 261,259       $ 310,129       $ 655,243       $ 646,371

OPERATING EXPENSES
  Cost of natural gas sold          177,129         230,154         445,520         441,917
  Operating and maintenance          26,651          25,089         104,989         100,404
  Depreciation                        9,723           8,761          35,992          34,030
  Other taxes                         2,866           2,798           8,797           9,022
                                  ---------       ---------       ---------       ---------
    TOTAL OPERATING EXPENSES        216,369         266,802         595,298         585,373
                                  ---------       ---------       ---------       ---------
    OPERATING INCOME                 44,890          43,327          59,945          60,998

INTEREST AND OTHER INCOME               466           1,408           4,216           2,652

DEBT EXPENSE                         (5,729)         (5,883)        (23,623)        (21,747)
                                  ---------       ---------       ---------       ---------
       INCOME  BEFORE INCOME
          TAXES                      39,627          38,852          40,538          41,903

INCOME TAXES                         15,461          15,132          14,219          14,735
                                  ---------       ---------       ---------       ---------
         NET INCOME               $  24,166       $  23,720       $  26,319       $  27,168
                                  =========       =========       =========       =========

See notes to financial statements

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS

                                                     March 31,              December 31,
                                                2002          2001              2001
                                                    (Unaudited)
                                             ----------      ----------      ----------
                                                          (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents                  $       --      $       --      $    4,366
  Notes receivable from Questar Corp.            10,500
  Accounts receivable                           121,404         146,799         108,249
  Inventories, at lower of average
    cost or market
    Gas stored underground                          913          24,280          22,810
    Materials and supplies                        3,154           5,196           4,213
  Purchased-gas adjustments                                      48,178           8,296
  Prepaid expenses and other                        987             521           1,097
  Deferred income taxes - current                 9,063
                                             ----------      ----------      ----------
    Total current assets                        146,021         224,974         149,031

Property, plant and equipment                 1,152,389       1,076,569       1,144,455
Less accumulated depreciation                   499,006         456,039         489,583
                                             ----------      ----------      ----------
    Net property, plant and equipment           653,383         620,530         654,872

Regulatory and other assets                      22,351          27,051          24,065
Goodwill                                          5,879                           5,876
                                             ----------      ----------      ----------
                                             $  827,634      $  872,555      $  833,844
                                             ==========      ==========      ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                            $    1,317      $    2,759      $       --
  Notes payable to Questar Corp.                                151,200          66,600
  Accounts payable and accrued expenses         107,629         108,638          88,433
  Purchased-gas adjustments                      23,849
  Deferred income taxes - current                                18,308           3,153
                                             ----------      ----------      ----------
    Total current liabilities                   132,795         280,905         158,186
Long-term debt                                  285,000         225,000         285,000
Deferred income taxes and investment
  tax credits                                    85,394          84,410          84,277
Other liabilities                                   475             464             452
Common shareholder's equity
  Common stock                                   22,974          22,974          22,974
  Additional paid-in capital                    121,875          81,875         121,875
  Retained earnings                             179,121         176,927         161,080
                                             ----------      ----------      ----------
    Total common shareholder's equity           323,970         281,776         305,929
                                             ----------      ----------      ----------
                                             $  827,634      $  872,555      $  833,844
                                             ==========      ==========      ==========

See notes to financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                           3 Months Ended
                                                              March 31,
                                                         2002           2001
                                                       --------       --------
                                                           (In Thousands)
OPERATING ACTIVITIES
  Net income                                           $ 24,166       $ 23,720
  Depreciation                                           10,518          9,564
  Deferred income taxes and investment
    tax credits                                         (11,099)         3,738
  Gain from sale of properties                              (47)          (527)
                                                       --------       --------
                                                         23,538         36,495
  Change in operating assets and
    liabilities                                          62,986        (70,035)
                                                       --------       --------
        NET CASH PROVIDED FROM (USED IN)
          OPERATING ACTIVITIES                           86,524        (33,540)

INVESTING ACTIVITIES
  Capital expenditures                                   (9,419)       (12,765)
  Proceeds from disposition
      of property, plant and equipment                      437          3,064
                                                       --------       --------
        NET CASH USED IN INVESTING
          ACTIVITIES                                     (8,982)        (9,701)

FINANCING ACTIVITIES
  Checks outstanding in excess of
     cash balance                                         1,317          2,759
  Increase in notes receivable from Questar Corp.       (10,500)
  Change in notes payable to Questar Corp.              (66,600)        45,600
  Payment of dividends                                   (6,125)        (6,000)
                                                       --------       --------
        NET CASH PROVIDED FROM (USED IN)
          FINANCING ACTIVITIES                          (81,908)        42,359
                                                       --------       --------
  Change in cash and cash equivalents                    (4,366)          (882)
  Beginning cash and cash equivalents                     4,366            882
                                                       --------       --------
  Ending cash and cash equivalents                     $     --       $     --
                                                       ========       ========

See notes to financial statements

QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and twelve-month periods ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.


Note 2 - New Accounting Standards -
"Goodwill and Other Intangible Assets"

Statement of Financial Accounting Standards 142 (SFAS 142) was issued June 2001. SFAS 142, "Goodwill and Other Intangible Assets," addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. According to the new standard, amortization of goodwill was replaced by a requirement to test goodwill for impairment at least yearly or sooner if a specific triggering event occurs. Questar Gas acquired $5.9 million of goodwill on July 12, 2001, which was exempt from amortization under the new guidelines in SFAS 142. The Company adopted the remaining provisions of SFAS 142 as of January 1, 2002 and completed the first test with no indication of impaired goodwill.

Impairment or Disposal of Long-Lived Assets

The Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002 without an impact in the balance sheet, income statement or statement of cash flows.

Note 3 - Reclassifications

Certain reclassifications were made to the 2001 financial statements to conform with the 2002 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR GAS COMPANY
March 31, 2002
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                                3 Months Ended               12 Months Ended
                                                   March 31,                    March 31,
                                             2002            2001           2002           2001
                                           --------       --------       --------       --------
FINANCIAL RESULTS - (in thousands)
  Revenues
    From unaffiliated customers            $260,958       $308,939       $653,169       $641,400
    From affiliates                             301          1,190          2,074          4,971
                                           --------       --------       --------       --------
      Total revenues                        261,259        310,129        655,243        646,371
  Cost of natural gas sold                  177,129        230,154        445,520        441,917
                                           --------       --------       --------       --------
         Margin                            $ 84,130       $ 79,975       $209,723       $204,454
                                           ========       ========       ========       ========
  Operating income                         $ 44,890       $ 43,327       $ 59,945       $ 60,998
  Net income                               $ 24,166       $ 23,720       $ 26,319       $ 27,168

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales         43,361         36,704         90,307         86,169
    Industrial sales                          3,440          3,267         10,857         10,377
    Transportation for industrial
      customers                              11,860         14,714         51,770         55,533
                                           --------       --------       --------       --------
      Total deliveries                       58,661         54,685        152,934        152,079
                                           ========       ========       ========       ========
  Natural gas revenue (per decatherm)
    Residential and commercial             $   5.51       $   7.73       $   6.35       $   6.58
    Industrial sales                           4.85           5.64           5.02           4.52
    Transportation for industrial
      customers                                0.15           0.13           0.13           0.13
  Heating degree days
    Actual                                    3,159          2,641          6,005          5,690
    Normal                                    2,616          2,616          5,609          5,609
       Colder than normal                        21%             1%             7%             1%
  Number of customers at March 31,
    Residential and commercial              733,907        704,424
    Industrial                                1,315          1,323
                                           --------       --------
        Total                               735,222        705,747
                                           ========       ========

Revenues less cost of gas sold (margin)

Questar Gas's margin was 5% higher in the first quarter of 2002 and 3% higher in the 12-months ended March 31, 2002 when compared with the same periods of the previous year. A 4.2% year-to-year increase in the number of customers, lower processing costs and a change in the method of collecting bad debt costs more than offset a 3.9% decline in the temperature-adjusted usage per customer in the first quarter of 2002. The Company added 10,500 customers in July of 2001 in an acquisition of small distribution systems in eastern Utah and southwestern Wyoming. Declining usage per customer has been a persistent trend experienced by Questar Gas for the past 20 years and one of the reasons for requesting a general rate increase in Utah on May 3, 2002. A combination of declining usage per customer and the rising costs of meeting a customer-growth rate twice the industry average have led to less revenues to cover increasing costs of service.

In an interim measure associated with the pass through filing in late 2001, the Company was allowed to include the gas-cost portion of bad debt expenses in Utah's semi-annual gas cost filings. This interim change in procedure allows an accelerated recovery of the growing bad debt charges experienced by the Company. The margin benefitted by approximately $900,000 in the first quarter of 2002 as a result.

While colder temperatures in 2002 resulted in an increase in the gas volumes delivered, the financial effect was mitigated by a weather-normalization adjustment (WNA). Generally under the WNA, customers pay for non-gas costs based on normal temperatures.

Gas volumes delivered to industrial customers were 19% lower in the first quarter of 2002. A major steel-manufacturer suspended its gas deliveries when it filed for Chapter 11 bankruptcy and shut down its facilities.

Expenses

Operating and maintenance expenses were 6% higher in the 3-month period and 5% higher in the 12-month period ended March 31, 2002, when compared to the same periods in the previous year due primarily to increased bad debt expenses and higher labor-related costs. Bad debt expenses were $.6 million higher in the first quarter of 2002 and $3.6 million higher in the 12-months ended March 31, 2002. Bad debt costs have risen because of an increasing number of customers and a higher frequency of personal and business bankruptcies. Management is closely monitoring its receivables and is enforcing its credit policies to minimize future uncollectible receivables. Labor-related expenses have increased primarily because of higher pension costs.

Higher depreciation expenses in the 2002 periods were caused by increased investment in computer equipment and software, which are depreciated over a relatively short life.

The effective income tax rate for the first quarter was 39.0% in 2002 and 38.9% in 2001. The Company realized $.4 million and $.5 million of nonconventional fuel tax credits in the first quarters of 2002 and 2001, respectively.

Other income

The Company earns a return on the balances in the purchased-gas adjustment account if it is under-collected and from its investment in gas stored underground. Interest and other income was lower in 2002 due to a lower inventory balance, an over-collected purchase-gas adjustment account and a $.5 million lower gain from selling assets.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first quarter of 2002 was $120.1 million more than was used during the first quarter of 2001. The increase in cash flows resulted primarily from changes in operating assets and liabilities. The purchased-gas adjustment account was in an over-collected position in 2002 compared with an under-collected balance in 2001. Gas was withdrawn from storage to meet the heating demands caused by an exceptionally cold winter where temperatures were 21% colder than normal in the first quarter of 2002.

Investing Activities

Capital expenditures were $9.4 million for the first quarter of 2002 and are estimated to reach $59.6 million for calendar year 2002.

Financing Activities

Net cash provided from operating activities in the first quarter allowed the Company to finance capital expenditures, pay dividends, eliminate short-term debt and loan excess cash to Questar Corp. Capital expenditures for the remainder of 2002 are expected to be financed from net cash flow provided from operating activities.


Moody's Reviews Possible Downgrade of Debt Ratings

On May 2, 2002, Moody's Investors Service placed Questar Gas Company under review for a possible rating downgrade of the Company's A1 senior unsecured debt. In the same notice, Moody's also placed Questar Gas's parent company, Questar Corporation and affiliated companies, Questar Pipeline and Questar Market Resources under review. The review was prompted by Moody's concern of Questar's leverage following the $403 million acquisition of Shenandoah Energy Inc. in 2001 and the shift in business mix towards nonregulated businesses. Moody's review will assess Questar's plan to reduce its leverage and to manage increased business risk and commodity price exposure.


Regulatory Matters

General rate case filed

Questar Gas filed a general rate case application with the Public Service Commission of Utah (PSCU) on May 3, 2002. The Company is requesting a 5.7% increase effective January 1, 2003, that amounts to $23 million of annualized revenues and a 12.6% return on equity. Questar Gas is also requesting that the PSCU approve the use of a future test year that ends January 1, 2003.

Purchased-gas filings

Effective January 1, 2002, the PSCU approved, on an interim basis, a $66.9 million decrease in natural gas rates that resulted in an 11% decrease for the typical residential Utah customer. The decrease was based on a significant drop in natural gas prices at the wellhead. Also, effective January 1, 2002, the Public Service Commission of Wyoming approved a $2.9 million pass-through gas cost decrease for Wyoming natural gas rates. Questar Gas routinely submits purchased-gas adjustment or "pass-through" filings.

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

Item 1. Legal Proceedings

     a. Questar Gas Company ("Questar Gas" or the "Company") filed a general rate case application with the Public Service Commission of Utah ("PSCU") on May 3, 2002, seeking regulatory approval to increase its rates by 5.7 percent effective January 1, 2003. The Company's application reflects an estimated annual revenue deficiency of $23.0 million as of year-end 2002 and a return on equity of 12.60 percent. Questar Gas is also requesting that the PSCU approve the use of a future test year that ends January 1, 2003, and cited the problems associated with regulatory lag as support for its request.

     The PSCU has generally used historic test years although it has the legal authority to adopt future test years. The Company expects that hearings on its general rate increase application will be held during the fall. Under Utah law, tariff sheets reflecting a general rate increase become effective 240 days after filing if the PSCU does not render a decision concerning the requested increase by such date.

     b. The Company is continuing to work with the Division of Public Utilities and the Committee of Consumer Services, which are state agencies that are the most active parties in regulatory proceedings, to negotiate a settlement of issues from the pass-through application that Questar Gas filed in late 2001. The Company's pass-through application reflected a significant decrease in gas costs (approximately 24.8 percent), and Questar Gas was permitted to reflect the requested decrease in its rates effective January 1, 2002. The application, however, also requested permission to recover carbon dioxide removal costs from prior periods consistent with a Utah Supreme Court decision. See the Company's For 10-K Annual Report for 2001, ITEMS 1 AND 2. BUSINESS AND PROPERTIES, "Regulation," for a discussion of this case. Finally, the application sought permission to include, on a prospective basis, an allowance for the commodity and supplier non-gas cost portions of its bad debts in its balancing account.

Item 6. Exhibits and Reports on Form 8-K.

     a.   The following exhibit has been filed as part of this report.

Exhibit No.    Exhibit
-----------    -------
    12.        Ratio of earnings to fixed charges.

     b. The Company did not file any Current Reports on Form 8-K during the first quarter of 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUESTAR GAS COMPANY (Registrant)


May 13, 2002                            /s/ D. N. Rose
------------                            ----------------------------------------
                                        D. N. Rose
                                        President and Chief Executive Officer


May 13, 2002                            /s/ S. E. Parks
------------                            ----------------------------------------
                                        S. E. Parks
                                        Vice President, Treasurer, and
                                        Chief Financial Officer