Form 10-Q
period 2002-06-30
QUESTAR GAS CO
filed 2002-08-14
CIK 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 1-935

QUESTAR GAS COMPANY

(Exact name of registrant as specified in its charter)

State of Utah (State or other jurisdiction of incorporation or organization)	87-0155877 (IRS Employer Identification Number)

P.O. Box 45360 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

(801) 324-5555
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2002

Common Stock, $2.50 par value	9,189,626 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002	2001

	(In Thousands)

REVENUES	$ 82,801	$ 110,705	$ 344,060	$ 420,834	$ 627,339	$ 688,902

OPERATING EXPENSES
Cost of natural gas sold	48,062	76,600	225,191	306,754	416,982	482,738
Operating and maintenance	23,747	22,977	50,398	48,066	105,759	100,416
Depreciation	9,937	8,390	19,660	17,151	37,539	33,563
Other taxes	2,828	2,744	5,694	5,542	8,881	9,228

TOTAL OPERATING EXPENSES	84,574	110,711	300,943	377,513	569,161	625,945

OPERATING INCOME (LOSS)	(1,773)	(6)	43,117	43,321	58,178	62,957

INTEREST AND OTHER INCOME	904	1,031	1,370	2,439	4,089	2,999

DEBT EXPENSE	(5,593)	(5,955)	(11,322)	(11,838)	(23,261)	(22,743)

INCOME (LOSS) BEFORE INCOME
TAXES	(6,462)	(4,930)	33,165	33,922	39,006	43,213

INCOME TAXES	(2,953)	(2,402)	12,508	12,730	13,668	15,243

NET INCOME (LOSS)	$ (3,509)	$ (2,528)	$ 20,657	$ 21,192	$ 25,338	$ 27,970

See notes to the financial statements

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS

	June 30,		December 31,
	2002	2001	2001
	(Unaudited)

	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ -	$ -	$ 4,366
Notes receivable from Questar Corp.	20,400
Accounts receivable	42,215	56,092	108,249
Inventories, at lower of average cost or market
Gas stored underground	12,769	28,791	22,810
Materials and supplies	3,203	4,338	4,213
Purchased-gas adjustments		46,874	8,296
Prepaid expenses and other	605	264	1,097
Deferred income taxes - current	6,683

Total current assets	85,875	136,359	149,031

Property, plant and equipment	1,155,159	1,089,705	1,144,455
Less accumulated depreciation	497,164	463,715	489,583

Net property, plant and equipment	657,995	625,990	654,872

Regulatory and other assets	19,678	26,253	24,065
Goodwill	5,879		5,876

	$ 769,427	$ 788,602	$ 833,844

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Checks outstanding in excess of cash balances	$ 2,699	$ 1,512	$ -
Notes payable to Questar Corp.		136,600	66,600
Accounts payable and accrued expenses	62,526	49,773	88,433
Purchased-gas adjustments	17,588
Deferred income taxes - current		17,812	3,153

Total current liabilities	82,813	205,697	158,186
Long-term debt	285,000	225,000	285,000
Deferred income taxes and investment tax credits	86,815	84,236	84,277
Other liabilities	463	421	452
Common shareholder's equity
Common stock	22,974	22,974	22,974
Additional paid-in capital	121,875	81,875	121,875
Retained earnings	169,487	168,399	161,080

Total common shareholder's equity	314,336	273,248	305,929

	$ 769,427	$ 788,602	$ 833,844

See notes to the financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	6 Months Ended
	June 30,
	2002	2001

	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 20,657	$ 21,192
Depreciation	21,195	18,705
Deferred income taxes and investment tax credits	(7,298)	3,068
Gains from sale of properties	(53)	(477)

	34,501	42,488
Change in operating assets and liabilities	81,949	(39,530)

NET CASH PROVIDED FROM OPERATING
ACTIVITIES	116,450	2,958

INVESTING ACTIVITIES
Capital expenditures	(24,232)	(27,835)
Proceeds from (cash used in) disposition
of property, plant and equipment	(33)	3,483

NET CASH USED IN INVESTING
ACTIVITIES	(24,265)	(24,352)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balance	2,699	1,512
Increase in notes receivable from Questar Corp.	(20,400)
Change in notes payable to Questar Corp.	(66,600)	31,000
Payment of dividends	(12,250)	(12,000)

NET CASH PROVIDED FROM (USED IN)
FINANCING ACTIVITIES	(96,551)	20,512

Change in cash and cash equivalents	(4,366)	(882)
Beginning cash and cash equivalents	4,366	882

Ending cash and cash equivalents	$ -	$ -

See notes to the financial statements

QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-, six- and twelve-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather-normalization adjustment. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Note 2 - New Accounting Standards

Goodwill and Other Intangible Assets

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
QUESTAR GAS COMPANY
June 30, 2002
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002	2001

FINANCIAL RESULTS - (in thousands)
Revenues
From unaffiliated customers	$ 82,004	$ 109,859	$ 342,962	$ 418,798	$ 625,314	$ 684,302
From affiliates	797	846	1,098	2,036	2,025	4,600

Total revenues	82,801	110,705	344,060	420,834	627,339	688,902
Cost of natural gas sold	48,062	76,600	225,191	306,754	416,982	482,738

Margin	$ 34,739	$ 34,105	$ 118,869	$ 114,080	$ 210,357	$ 206,164

Operating income (loss)	$ (1,773)	$ (6)	$ 43,117	$ 43,321	$ 58,178	$ 62,957
Net income (loss)	$ (3,509)	$ (2,528)	$ 20,657	$ 21,192	$ 25,338	$ 27,970

OPERATING STATISTICS
Natural gas volumes (in thousands of
decatherms)
Residential and commercial sales	10,784	11,422	54,145	48,126	89,669	88,394
Industrial sales	2,356	2,519	5,796	5,786	10,694	10,849
Transportation for industrial customers	9,831	14,571	21,691	29,285	47,030	56,239

Total deliveries	22,971	28,512	81,632	83,197	147,393	155,482

Natural gas revenue (per decatherm)
Residential and commercial	$ 6.01	$ 7.81	$ 5.61	$ 7.75	$ 6.12	$ 6.82
Industrial sales	4.33	5.02	4.64	5.37	4.86	4.93
Transportation for industrial customers	0.17	0.13	0.16	0.13	0.14	0.13
Heating degree days
Actual	566	631	3,725	3,272	5,940	5,829
Normal	717	717	3,333	3,333	5,609	5,609
Colder (warmer) than normal	(21%)	(12%)	12%	(2%)	6%	4%
Average temperature-adjusted usage per
Customer (decatherms)	17.3	17.9	67.2	69.8	118.4	122.9
Number of customers at June 30,
Residential and commercial	728,881	700,602
Industrial	1,299	1,325

Total	730,180	701,927

Revenues less cost of gas sold (margin)

Questar Gas reported an increase in its margin in the 2002 periods presented when compared with the same periods of the previous year primarily due to a 4% year-to-year increase in the number of customers, a change in the method of collecting bad debt costs that benefited the margin by $.4 million in the second quarter and $1.9 million in the first half of 2002, and a $.9 million increase in contributions of construction funds from new customers. These increases were partially offset by a decline in gas usage per customer that lowered the margin by $.8 million in the second quarter and $3.6 million in the first half of 2002 compared with the 2001 periods. The Company added 10,500 customers in July of 2001 in an acquisition and simultaneous merger of small distribution systems in eastern Utah and southwestern Wyoming. Excluding this one-time event, the number of customers grew by 2.5%.

Declining usage per general service customer has been a persistent trend experienced by Questar Gas and was a major cause of a general rate increase filed in Utah on May 3, 2002. Average usage per customer on a temperature-adjusted basis has declined by 3.7% in the first half of 2002 compared with the first half of 2001.

In an interim measure associated with a pass-through rate filing in late 2001, Questar Gas was allowed to include the gas-cost portion of bad debt expenses in Utah's semi-annual gas cost filings effective January 1, 2002. This change in procedure provides recovery of the growing bad debt charges experienced by the Company. A stipulation with the Division of Public Utilities and the Committee of Consumer Services agreeing to the change was submitted to the Public Service Commission of Utah (PSCU) on June 19, 2002. The PSCU had yet to take formal action approving the stipulation. The Public Service Commission of Wyoming (PSCW) has approved the change.

Temperatures were colder than normal during the first half of 2002 and resulted in a 13% increase in the general service gas volumes delivered amounting to 6,019,000 decatherms when compared with the first half of 2001. However, the financial effect was mitigated by a weather-normalization adjustment (WNA). Generally under the WNA, customers pay for non-gas costs based on normal temperatures.

Gas volumes delivered to industrial customers were 26% lower in the first half of 2002 due to reduced deliveries for manufacturing and power generation. A major steel manufacturer suspended its gas deliveries when it filed for Chapter 11 bankruptcy and shut down its facilities. The Company received $812,000 in transportation revenues from this customer in 2001.

Expenses

Operating and maintenance expenses were higher in the 2002 periods when compared to the same periods in the previous year due primarily to higher labor-related costs and increased bad debt expenses. Labor-related costs, primarily for pension and medical benefits, increased $.8 million in the second quarter and $1.7 million in the first half of 2002. Pension expenses have increased because of reduced returns earned on assets held in pension trust funds. Bad debt expenses were $.6 million higher in the first half of 2002. Bad debt costs have risen because of an increasing number of customers and a higher frequency of personal and business bankruptcies. Management is closely monitoring its receivables and is enforcing its credit policies to minimize future uncollectible accounts.

Higher depreciation expenses in the 2002 periods were caused by increased investment in computer equipment and software, which are depreciated over a relatively short life.

The effective income tax rate for the first half was 37.7% in 2002 and 37.5% in 2001. The Company realized $.8 million and $.9 million of non-conventional fuel tax credits in the first half of 2002 and 2001, respectively.

Interest and other income

The Company earns a return on the balances in the purchased-gas adjustment account if it is under-collected (recorded in current assets) and from its investment in gas stored underground. Interest and other income was lower in the second quarter and first half of 2002 due to a lower inventory balance, an over-collected purchase-gas adjustment account and smaller gains from selling assets.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first half of 2002 was $113.5 million more than was generated during the first half of 2001. The increase in cash flow resulted primarily from changes in operating assets and liabilities. Accounts receivable were significantly lower in the 2002 periods. Lower gas prices caused the purchased-gas adjustment account to switch from an under-collected position in 2001 to an over-collected position in 2002. The cost of gas stored underground decreased between June 30, 2001 and June 30, 2002.

Investing Activities

Capital expenditures were $24.2 million for the first half of 2002 and are estimated to reach $59.6 million for calendar year 2002.

Financing Activities

Net cash provided from operating activities in the first half of 2002 allowed the Company to finance capital expenditures, pay dividends, eliminate short-term debt and loan cash to Questar Corp. Capital expenditures for the remainder of 2002 are expected to be financed from net cash flow provided from operating activities, the return of cash loaned to Questar Corp., and borrowings from Questar Corp. The Company loans cash to Questar Corp. or borrows from Questar Corp. for short-term needs. Such notes receivable and notes payable bear market interest rates. The Company issues long-term debt to third parties and sells equity to Questar Corp. to meet long-term capital requirements.

Moody's Reviews Possible Downgrade of Debt Ratings

Moody's review of Questar Gas and some of its affiliated companies is still pending. On May 2, 2002, Moody's Investors Service placed Questar Gas Company under review for a possible rating downgrade of the Company's A1 senior unsecured debt. Moody's also placed Questar Gas's parent company, Questar Corporation and affiliated companies, Questar Pipeline and Questar Market Resources under review. The review was prompted by Moody's concern over an increase in Questar's financial leverage following an acquisition in 2001, and the shift in business mix towards nonregulated businesses. Moody's review will assess Questar's plan to reduce its leverage and to manage increased business risk and commodity price exposure. Lower debt ratings would increase the Company's cost of debt. Unless ratings fall below investment grade, a downgrade is not expected to materially affect the Company's growth strategy.

On July 1, 2002, Questar Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue common equity or mandatory convertible securities if necessary to achieve debt-reduction goals.

Regulatory Items

General rate case filed

Questar Gas filed a general rate case application with the Public Service Commission of Utah (PSCU) on May 3, 2002. The Company is requesting a 5.7% increase in Utah natural gas rates effective January 1, 2003, which amounts to $23 million of annualized revenues and includes a 12.6% return on equity. Questar Gas's return on equity for 2001 was 9.1%. The PSCU has currently authorized a return on equity of 11.0%. Questar Gas is also requesting that the PSCU approve the use of a forward-looking test period that ends January 1, 2003. Response from all intervening parties is due August 28. Hearings on the rate case are scheduled to begin October 17. Under Utah law, the general rate increase becomes effective 240 days after filing, if the PSCU does not render a decision by that date.

Purchased-gas filings

Effective January 1, 2002, the PSCU approved, on an interim basis, a $66.9 million decrease in natural gas rates that resulted in an 11% decrease for the typical residential Utah customer. The decrease was based on a significant drop in natural gas prices at the wellhead. Also, effective January 1, 2002, the PSCW approved a $2.9 million pass-through gas cost decrease for Wyoming natural gas rates. Questar Gas routinely submits purchased-gas adjustment or "pass-through" filings.

In May of 2002, the Company filed for gas-cost increases in both Utah and Wyoming. Because of subsequent changes in gas-price forecasts, the Company requested to suspend the increases.

On October 23, 2001, the Utah Supreme Court unanimously reversed and remanded a 1999 PSCU decision and agreed with Questar Gas's position that certain gas processing costs should have been considered for recovery in a 1999 pass through filing. A hearing was held June 17, 2002 on the question of the amount of gas processing costs that Questar Gas should be allowed to recover as a result of the remand. The Company is seeking $5.3 million plus interest. The Division of Public Utilities has suggested at least $2.3 million plus interest and the Committee of Consumer Services suggested that Questar Gas not be allowed to recover any processing costs. The Company is awaiting a decision from the PSCU.

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

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include:

Changes in general economic conditions;
Changes in gas prices and supplies;
The creditworthiness of our customers and their ability to pay for gas consumed;
Competition from other sources of energy;
Changes in rate and regulatory issues including receiving a reasonable rate of return and acceptance of a future test period by state rate regulators;
The effects of environmental regulations;
Changes in suppliers' credit ratings including energy merchants;
Changes in the rate of inflation, interest rates and regulation of income and other taxes;
Changes in the rate of inflation, interest rates and regulation of income and other taxes;
The effect of natural phenomena;
The effect of any terrorist activities;
The effect of accounting policies issued periodically by accounting standard-setting bodies,
Adverse changes in the business or financial condition of the Company; and
As Questar Corp. diversifies into more unregulated business activities, the Company's credit ratings may be affected.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

               a.  The Public Service Commission of Utah (the "PSCU") has set a schedule to handle the general rate case application filed by Questar Gas Company ("Questar Gas" or the "Company") on May 3, 2002. Key dates in the schedule include August 28, 2002, as the date by which other parties in the proceedings, including the Division of Public Utilities and the Committee of Consumer Services, must file testimony; October 2, 2002, as the date by which the Company's rebuttal testimony must be filed; and October 11, 2002, as the date by which the surrebuttal testimony of intervening parties must be filed. Public hearings on the application will begin before the PSCU on October 17, 2002.

               The Company's application requests the PSCU to approve the use of a future test year that ends January 1, 2003. The PSCU has not ordered Questar Gas to file testimony based on a historic test year, but has not affirmatively ruled that it will allow use of a future test year. The application reflects an estimated revenue deficiency of $23.0 million as of year-end 2002 and a return on equity of 12.60 percent.

               b.  The PSCU held a technical conference on August 12, 2002, to consider additional issues that have been raised in the Company's request to include approximately $5.3 million in carbon dioxide removal costs from prior periods through its balancing account for gas supply costs. The additional issues deal with the allocation of such costs among customer classes. Questar Gas believes that its request is consistent with a decision rendered by the Utah Supreme Court in October of 2001 on using balancing account and pass-through procedures to handle such costs. See the Company's Form 10-Q Report for the quarter ending March 31, 2002, Item 1. Legal Proceedings, paragraph b., for additional information concerning the case.

               c.  Questar Gas filed pass-through applications with the PSCU and Public Service Commission of Wyoming (the "PSCW") in late May of 2002. Both applications originally contained requests to increase rates to reflect estimated gas cost increases. The Company, with agreement from other parties to the proceedings, subsequently requested leaving current rates in effect when natural gas prices decreased significantly after the applications were filed. The PSCU and PSCW approved such requests.

               d.  United States ex rel. Grynberg v. Questar Corp., Civil No. 99 MD 1604, Consolidated Case MDL No. 1293 (D. Wyo.). The Company, Questar Corporation, Questar Pipeline Company ("Questar Pipeline"), Questar Gas Management Company ("QGM"), and other named affiliates continue to be involved in joint defense group that is contesting numerous claims filed by Mr. Grynberg under the federal False Claims Act against pipelines and their affiliates. The case against the Questar defendants was originally filed under seal in Colorado's federal district court in June of 1997, and stayed under seal until the Department of Justice determined not to get involved. In May of 1999, the Questar defendants were officially served with the second amended complaint that was filed with the Colorado district court in February of 1998. The cases have been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement and undervaluation of gas volumes on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties, but specific damage amounts have not been claimed.

               The presiding judge, who previously denied the defendants' motion to dismiss, recently advised the parties of his intent to establish a scheduling order in the near future and asked the parties to submit recommendations to him.

               e.  Price v. Gas Pipelines, No. 99 C 30 (Dist. Ct. Kan.). Questar Energy Trading Company ("QET"), QGM, Wexpro Company ("Wexpro"), Questar Gas, and Questar Pipeline are among the 147 named defendants in this purported nation-wide class action case in which the named plaintiffs allege systematic mismeasurement of natural gas volumes from private and state lands and resulting underpayment of royalties. This case was originally filed in the Kansas district court in September of 1999, but was removed to federal district court and consolidated with the Grynberg cases mentioned above in Wyoming's federal district court. It was subsequently transferred back to Kansas. The plaintiffs have not set forth specific dollar amounts in damages.

               The defendants filed motions to dismiss and those motions were argued on November 29, 2001. The court has not issued any rulings. In addition, certain defendants, including the Questar defendants, have filed motions to dismiss the pending action for lack of personal jurisdiction; such motions are set for oral argument on August 29, 2002. Class certification briefing will begin on September 3, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

               The following incumbent directors were elected to serve for new one-year terms at the annual meeting of Questar Gas on May 21, 2002: R. D. Cash (Chairman); Keith O. Rattie (Vice Chairman), W. W. Hawkins, Robert E. Kadlec, Dixie L. Leavitt, Gary G. Michael, D. N. Rose, and Harris S. Simmons. All of the Company's outstanding shares are owned by Questar Regulated Services Company and were voted in favor of the nominees.

Item 5. Other Information.

               a.  Susan Glasmann, age 54, has announced her resignation as Senior Vice President of the Company effective September 30, 2002. Ms. Glasmann is retiring as of such date. She was named to her current position in February of 2002. During her more than 27 years of service with the Company, she held several key management positions including Vice President, Marketing (February of 1994 to May of 1996), Vice President, Business Support (May of 1996 to August of 1998), Vice President and General Manager (August of 1998 to November of 2000) and Vice President, Operations (November of 2000 to February of 2002).

b. Additional Comments.

                   Questar Corporation ("Questar"), the Company's parent, filed a shelf registration statement with the Securities and Exchange Commission on July 1, 2002. The Commission staff reviewed this document and the periodic reports of Questar and its reporting affiliates. As a result of this review process, the Company is making the following statements and disclosures that should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2001

Significant Customers.

               Questar Gas, in addition to serving over 729,000 residential and commercial customers, has several large transportation customers, including the Gadsby plant operated by Scottish Power (electric utility) in Salt Lake City; the Kennecott copper processing operations, located in Salt Lake County; the Geneva Steel manufacturing plant located in Utah County and the mineral extraction operations of Magnesium Corporation of America in Tooele County, west of Salt Lake City. During 2001, these customers contributed $2.8 million of the $7.2 million revenues received by Questar Gas for transportation volumes. For the first six months of 2002, these customers contributed $1.1 million of the $3.6 million revenues received by Questar Gas for transportation volumes.

Reserves.

               Reserves reported by Questar Gas do not include any reserves attributable to third-party royalty interests. Reserves are calculated and reported based on net revenue interests and include any royalty interests that Questar Gas owns. A royalty interest is held by the lessor that leases acreage in return for a specified percentage of the value of production form the acreage. The volumes associated with the royalty interest owner are generally transported by Questar Pipeline Company for use by the Company's customers.

Cost of Service Definition.

               Wexpro conducts oil and gas development and production activities on certain producing properties located in the Rocky Mountain region under the terms of a settlement agreement. The gas is often referred to as "cost of service." Cost of service refers to Wexpro's legal entitlement to reimbursement of its costs and approved return on investment for operating the properties. Such gas volumes are reflected in Questar Gas's rates at cost-of-service prices, rather than market prices.

Competition and Favorable Price Advantage.

               Questar Gas continues to enjoy a favorable price comparison with other energy sources used by or available to residential and commercial customers. Energy sources available to these customers include electricity, oil, coal, propane, and wood. This historic price advantage has permitted it to retain 90-95 percent of the residential space and water heating markets in its service area and to have close to 100 percent of the space heating and water heating offered to new homes within its service area that are connected to its system.

Regulatory Assets.

               Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the life of the replacement debt in order to match regulatory treatment. The cost of the early retirement windows offered to employees of Questar Gas is capitalized and amortized over a five-year period in accordance with regulatory treatment. Questar Gas records cumulative increases in deferred taxes as income taxes recoverable from customers. Production taxes on cost-of-service production are accrued when the gas is produced and recovered from customers when taxes are paid. Regulation allows the company to recover costs, but does not provide a return on these assets. A list of regulatory assets at December 31, follows:

	2001	2000

	(In Thousands)

Cost of reacquired debt	$ 7,127	$ 7,621
Early retirement costs	6,153	7,973
Deferred production taxes	4,328	3,166
Income taxes recoverable from customers	1,291	2,600
Other	312	999

	$19,211	$22,359

Item 6. Exhibits and Reports on Form 8-K. a. The following exhibits have been filed as part of this report.

Exhibit No.	Exhibit

12	Ratio of earnings to fixed charges

99.1	Certification of D. N. Rose and S. E. Parks

b. Questar Gas did not file any Current Reports on Form 8-K during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY (Registrant)

August 14, 2002	/s/ D. N. Rose

D. N. Rose President and Chief Executive Officer

August 14, 2002	/s/ S. E. Parks

S. E. Parks Vice President, Treasurer, and Chief Financial Officer

List of Exhibits:

Exhibit No.	Exhibit

12	Ratio of earnings to fixed charges

99.1	Certification of D. N. Rose and S. E. Parks

Exhibit 12
Questar Gas Company
Ratio of Earnings to Fixed Charges
(Unaudited)

	12 Months Ended
	June 30,
	2002	2001

	(Dollars in Thousands)
Earnings

Income before income taxes	$39,006	$43,213
Plus debt expense	23,261	22,743
Plus allowance for borrowed
funds used during construction	299	822
Plus interest portion of rental expense	752	743

	$63,318	$67,521

Fixed Charges

Debt expense	$23,261	$22,743
Plus allowance for borrowed
funds used during construction	299	822
Plus interest portion of rental expense	752	743

	$24,312	$24,308

Ratio of Earnings to Fixed Charges (1)	2.60	2.78

(1) For the purposes of this presentation, earnings represent income before income taxes and fixed charges.
Fixed charges consist of total interest charges, amortization of debt issuance costs and losses from reacquiring
Debt, and the interest portion of rental costs, estimated at 50% for the purpose of this calculation.

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Questar Gas Company (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), D. N. Rose, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President, Treasurer and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

                    (1)  The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

                    (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

QUESTAR GAS COMPANY

August 14, 2002	/s/ D. N. Rose

D. N. Rose President and Chief Executive Officer

August 14, 2002	/s/ S. E. Parks

S. E. Parks Vice President, Treasurer and Chief Financial Officer

             This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.