Form 10-Q
period 2002-09-30
QUESTAR GAS CO
filed 2002-11-14
CIK 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 1-935

QUESTAR GAS COMPANY

(Exact name of registrant as specified in its charter)

State of Utah (State or other jurisdiction of incorporation or organization)	87-0155877 (IRS Employer Identification Number)

P.O. Box 45360 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2002

Common Stock, $2.50 par value	9,189,626 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

	(In Thousands)

REVENUES	$ 59,492	$ 72,698	$ 403,552	$ 493,532	$ 614,133	$ 702,048

OPERATING EXPENSES
Cost of natural gas sold	26,743	47,061	251,934	353,815	396,664	497,180
Operating and maintenance	23,920	23,703	74,318	71,769	105,976	99,949
Depreciation	9,937	8,566	29,597	25,717	38,920	32,947
Other taxes	2,800	2,271	8,494	7,813	9,410	9,035

TOTAL OPERATING EXPENSES	63,400	81,601	364,343	459,114	550,960	639,111

OPERATING INCOME (LOSS)	(3,908)	(8,903)	39,209	34,418	63,173	62,937

INTEREST AND OTHER INCOME	931	1,087	2,301	3,526	3,933	3,481

DEBT EXPENSE	(5,446)	(5,863)	(16,768)	(17,701)	(22,844)	(23,341)

INCOME (LOSS) BEFORE INCOME
TAXES	(8,423)	(13,679)	24,742	20,243	44,262	43,077

INCOME TAXES	(3,756)	(5,852)	8,752	6,878	15,764	15,045

NET INCOME (LOSS)	$ (4,667)	$ (7,827)	$ 15,990	$ 13,365	$ 28,498	$ 28,032

See notes to the financial statements

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS

	September 30,		December 31,
	2002	2001	2001
	(Unaudited)

	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 609	$ -	$ 4,366
Accounts receivable	16,857	30,983	108,249
Inventories, at lower of average cost or market
Gas stored underground	26,395	43,571	22,810
Materials and supplies	4,122	4,191	4,213
Purchased-gas adjustments		42,934	8,296
Prepaid expenses and other	420	462	1,097
Deferred income taxes - current	845

Total current assets	49,248	122,141	149,031

Property, plant and equipment	1,175,869	1,118,550	1,144,455
Less accumulated depreciation	510,201	479,398	489,583

Net property, plant and equipment	665,668	639,152	654,872

Regulatory and other assets	19,573	25,598	24,065
Goodwill	5,879	5,995	5,876

	$ 740,368	$ 792,886	$ 833,844

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Checks outstanding in excess of cash balances	$ -	$ 1,883	$ -
Notes payable to Questar Corp.	4,800	147,200	66,600
Accounts payable and accrued expenses	54,527	57,466	88,433
Purchased-gas adjustments	2,223
Deferred income taxes - current		16,315	3,153

Total current liabilities	61,550	222,864	158,186
Long-term debt	285,000	225,000	285,000
Deferred income taxes and investment tax credits	89,835	85,245	84,277
Other liabilities	439	356	452
Common shareholder's equity
Common stock	22,974	22,974	22,974
Additional paid-in capital	121,875	81,875	121,875
Retained earnings	158,695	154,572	161,080

Total common shareholder's equity	303,544	259,421	305,929

	$ 740,368	$ 792,886	$ 833,844

See notes to the financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	9 Months Ended
	September 30,
	2002	2001

	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 15,990	$ 13,365
Depreciation	31,864	20,417
Deferred income taxes and investment tax credits	1,560	2,580
Gain from sale of assets	(4)	(477)

	49,410	35,885
Change in operating assets and liabilities	69,664	(18,922)

NET CASH PROVIDED FROM OPERATING
ACTIVITIES	119,074	16,963

INVESTING ACTIVITIES
Capital expenditures	(42,489)	(53,332)
Proceeds from (cash used in) disposition
of property, plant and equipment	(167)	10,004

NET CASH USED IN INVESTING
ACTIVITIES	(42,656)	(43,328)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balance		1,883
Change in notes payable to Questar Corp.	(61,800)	41,600
Payment of dividends	(18,375)	(18,000)

NET CASH PROVIDED FROM (USED IN)
FINANCING ACTIVITIES	(80,175)	25,483

Change in cash and cash equivalents	(3,757)	(882)
Beginning cash and cash equivalents	4,366	882

Ending cash and cash equivalents	$ 609	$ -

See notes to the financial statements

QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-, nine- and twelve-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather-normalization adjustment. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Note 2 - New Accounting Standards

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards 142 (SFAS 142) was issued June 2001. SFAS 142, "Goodwill and Other Intangible Assets," addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. According to the new standard, amortization of goodwill was replaced by a requirement to test goodwill for impairment at least yearly or sooner if a specific triggering event occurs. Questar Gas acquired $5,879,000 of goodwill on July 12, 2001, which was exempt from amortization under the new guidelines in SFAS 142. Several minor adjustments were recorded in the allocation of the purchase price resulting in changes in the goodwill balance. The Company adopted the remaining provisions of SFAS 142 as of January 1, 2002 and completed the first test with no indication of impaired goodwill. The yearly goodwill impairment test required by SFAS 142 will be conducted in the fourth quarter.

Impairment or Disposal of Long-Lived Assets

The Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002 without an impact in the balance sheet, income statement or statement of cash flows.

Note 3 - Reclassifications

Certain reclassifications were made to the 2001 financial statements to conform to the 2002 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 3. Quantitative and Qualitative Disclosures About Market Risks

QUESTAR GAS COMPANY
September 30, 2002
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

FINANCIAL RESULTS - (in thousands)
Revenues
From unaffiliated customers	$ 59,347	$ 72,120	$ 402,309	$ 490,918	$ 612,541	$ 698,135
From affiliates	145	578	1,243	2,614	1,592	3,913

Total revenues	59,492	72,698	403,552	493,532	614,133	702,048
Cost of natural gas sold	26,743	47,061	251,934	353,815	396,664	497,180

Margin	$ 32,749	$ 25,637	$ 151,618	$ 139,717	$ 217,469	$ 204,868

Operating income (loss)	$ (3,980)	$ (8,903)	$ 39,209	$ 34,418	$ 63,173	$ 62,937
Net income (loss)	$ (4,667)	$ (7,827)	$ 15,990	$ 13,365	$ 28,498	$ 28,032

OPERATING STATISTICS
Natural gas volumes (in thousands of
Decatherms)
Residential and commercial sales	6,954	6,285	61,099	54,411	90,338	87,217
Industrial sales	1,882	1,988	7,678	7,774	10,588	10,844
Transportation for industrial customers	12,774	13,421	34,465	42,706	46,383	56,761

Total deliveries	21,610	21,694	103,242	104,891	147,309	154,822

Natural gas revenue (per decatherm)
Residential and commercial	$ 6.75	$ 8.79	$ 5.74	$ 7.87	$ 5.98	$ 7.04
Industrial sales	3.42	5.45	4.34	5.39	4.50	5.15
Transportation for industrial customers	0.16	0.13	0.16	0.13	0.15	0.14
Heating degree days
Actual	61	32	3,786	3,304	5,969	5,743
Normal	97	97	3,430	3,430	5,609	5,609
Colder (warmer) than normal	(37%)	(67%)	10%	(4%)	6%	2%
Average temperature-adjusted usage per
Customer (decatherms)	10.0	10.2	77.2	80.0	118.2	122.2
Number of customers at September 30,
Residential and commercial	733,986	714,941
Industrial	1,281	1,329

Total	735,267	716,270

Revenues less cost of gas sold (margin)

Several events, including a one-time recovery of certain gas processing costs originally incurred in 1999, led to Questar Gas reporting higher margins in the 2002 periods presented when compared with the same periods of 2001. The Public Service Commission of Utah (PSCU) allowed Questar Gas to recover $3.76 million in processing costs that it had previously denied. A change in the method of collecting bad debt costs benefited the margin by $.2 million in the third quarter and $2.3 million in the first nine months of 2002. Higher contributions of construction funds from new customers added $.7 million in the third quarter and $1.7 million in the first nine months of 2002. Continued falling usage per customer in the 2002 periods partially offset the positive impact of these events.

Questar Gas pays an affiliated company to remove carbon dioxide from its natural gas at a plant that was placed into service in June 1999. The PSCU initially denied Questar Gas's request to recover $5.35 million in processing costs as part of its gas balancing account proceedings. Questar Gas appealed to the Utah Supreme Court and filed for recovery of future processing costs in a general rate case in January 2000. Subsequently, the PSCU approved the recovery of $5 million of processing costs per year beginning in August 2000, but did not allow recovery of the costs for the 14-month period between the startup of the plant and the general rate case. The Utah Supreme Court ruled that the PSCU had erred in not allowing pass through treatment. The PSCU ruled on a remand that Questar Gas be allowed to recover the $3.76 million plus approximately $.2 million of interest.

In another measure associated with a pass through rate filing in late 2001, the PSCU allowed Questar Gas to include the gas-cost portion of bad debt expenses in Utah's semi-annual gas cost filings effective January 1, 2002. This change in procedure provides recovery of some of the growing bad debt charges experienced by the Company. The measure was also approved by the Public Service Commission of Wyoming (PSCW) effective July 1, 2002.

Declining usage per customer has been a persistent trend experienced by Questar Gas and was a major cause of a general rate increase filed in Utah on May 3, 2002. Average usage per customer on a temperature-adjusted basis has declined by 4% in the first nine months of 2002 compared with the same period of 2001. The lower usage per customer resulted in a $.3 million decrease in the margin in the third quarter and $3.9 million in the first nine months of 2002 compared with the 2001 periods. The effect of declining usage on total gas volumes delivered has been partially offset by a 2.7% increase in the number of customers served.

Temperatures have been colder than normal in 2002 causing a 9% increase in the general-service gas volumes when compared with the first nine months of 2001. However, the financial effect was mitigated by a weather-normalization adjustment (WNA). Generally under the WNA, customers pay for non-gas costs based on normal temperatures.

Gas volumes delivered to industrial customers were 17% lower in the first nine months of 2002 due to reduced deliveries for manufacturing and power generation. A major steel manufacturer suspended its gas deliveries when it filed for Chapter 11 bankruptcy and shut down its facilities early in 2002. The Company received $812,000 in transportation revenues from this customer in 2001.

Expenses

Operating and maintenance expenses were higher in the 2002 periods when compared to the same periods in the previous year due primarily to higher labor-related costs and increased bad debt expenses. Labor-related costs, primarily for pension and medical benefits, increased $.4 million in the third quarter and $2.1 million in the first nine months of 2002. Pension expenses have increased because of reduced returns earned on assets held in pension trust funds. Bad debt expenses were $.7 million higher in the first nine months of 2002. Bad debt costs have risen because of an increasing number of customers and a higher frequency of personal and business bankruptcies. Management is closely monitoring its receivables and is enforcing its credit policies to minimize future uncollectible accounts.

Higher depreciation expenses in the 2002 periods were caused by increased investment in computer equipment and software, which are depreciated over a relatively short life.

Debt expense was lower in the third quarter and nine months of 2002 when compared with the 2001 periods because of reduced short-term debt.

Interest and other income

The Company earns a return on the balances in the purchased-gas adjustment account if it is under-collected (recorded in current assets) and from its investment in gas stored underground. Interest and other income was lower in the third quarter and year-to-date period of 2002 due to a lower inventory balance, an over-collected purchase-gas adjustment account and smaller from selling assets.

Income taxes

The effective income tax rate for the first nine months was 35.4% in 2002 and 34.0% in 2001. The Company realized $1.3 million and $1.4 million of non-conventional gas production tax credits in the first nine months of 2002 and 2001, respectively. Under current law, the federal income tax credit for producing gas from non-conventional sources will not apply to production after December 31, 2002.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first nine months of 2002 was $102.1 million more than was generated during the first nine months of 2001. The increase in cash flow resulted primarily from changes in operating assets and liabilities. The balance in accounts receivable was lower at September 30, 2002 when compared with the balance a year earlier. Lower gas prices caused the purchased-gas adjustment account to switch from an under-collected position in 2001 to an over-collected position in 2002. The cost of gas stored underground decreased in the past 12 months.

Investing Activities

Capital expenditures amounted to $42.5 million in the first nine months of 2002. Capital expenditures for calendar year 2002 and 2003 are forecast to be $59.6 million and $85 million, respectively.

Financing Activities

Net cash provided from operating activities in the first nine months of 2002 allowed the Company to finance capital expenditures, pay dividends and substantially reduce short-term debt. Capital expenditures for the remainder of 2002 are expected to be financed from net cash flow provided from operating activities and borrowings from Questar Corp. The Company loans cash to Questar Corp. or borrows from Questar Corp. for short-term needs. Such notes receivable and notes payable bear market interest rates. The Company issues long-term debt to third parties and sells equity to Questar Corp. to meet long-term capital requirements.

Moody's Downgrades Debt Rating

Moody's downgraded debt ratings of Questar and subsidiaries one level completing a review that began May 2, 2002. Also, Moody's established a stable outlook for each Questar entity. Moody's downgraded the rating of Questar Gas's senior unsecured debt from A1 to A2. A lower debt rating may increase Questar Gas's cost of debt. However, Moody's revised rating is investment grade. The downgrade will not materially affect Questar Gas's growth strategy.

General rate case filed

Questar Gas filed a general rate case application with the PSCU on May 3, 2002. The Company is requesting an increase in Utah natural gas rates effective January 1, 2003, to reflect $17.8 million of annualized revenues and includes a 12.6% return on equity. Questar Gas earned a return on equity for 2001 of 9.1%. The PSCU has currently authorized a return on equity of 11.0%. A settlement has been presented to the PSCU, which would adopt a year end 2002 test year as opposed to using prior year expenses in setting future rates. If the proposed settlements presented to the PSCU are adopted, the only remaining issues are the rate of return and capital structure. The Division of Public Utilities has suggested a 10.5% return. The Committee of Consumer Services proposed a 10% return on equity and proposed using short-term debt to reduce the equity component of the capital structure. The Company expects a general rate order from the PSCU prior to year end. Under Utah law, the general rate increase becomes effective 240 days after filing, if the PSCU does not render a decision by that date.

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

In May of 2002, the Company filed for gas-cost increases in both Utah and Wyoming. Because of subsequent reductions in gas-price forecasts, the Company requested to suspend the increases. No subsequent requests have been filed.

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
The effect of natural phenomena;
The effect of any terrorist activities;
The effect of accounting policies issued periodically by accounting standard-setting bodies,
Adverse changes in the business or financial condition of the Company; and
A lower credit rating.

Item 4.     Controls and Procedures

                 (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

                  (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

Part II Other Information

           Item 1. Legal Proceedings.

           A description of the material legal proceedings, including a general rate case, for Questar Gas Company ("Questar Gas" or "the Company") is included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Item 5. Other Information.

                   a.  Alan K. Allred, age 52, was appointed to serve as Executive Vice President and Chief Operating Officer for Questar Gas Company and its affiliates in the Regulated Services unit effective November 1, 2002. During his 24 years of service, Mr. Allred has served in a number of professional and supervisory positions, including Vice President, Business Development (October 2000 to February 2002) and Senior Vice President (February 2002 to November 2002).

b. The Company's Board of Directors serves as the "audit committee" for purposes of required disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

c. Additional Comments.

                   Questar Corporation ("Questar"), the Company's parent, filed a shelf registration statement with the Securities and Exchange Commission on July 1, 2002. The Commission staff reviewed this document and the periodic reports of Questar and its reporting affiliates. As a result of this review process, the Company is making the following statements and disclosures that should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2001.

Significant Customers.

                   Questar Gas, in addition to serving over 735,000 residential and commercial customers, has several large transportation customers, including the Gadsby plant operated by Scottish Power (electric utility) in Salt Lake City; the Kennecott copper processing operations, located in Salt Lake County; the Geneva Steel manufacturing plant located in Utah County and the mineral extraction operations of Magnesium Corporation of America in Tooele County, west of Salt Lake City. During 2001, these customers contributed $2.8 million of the $7.2 million revenues received by Questar Gas for transportation volumes. For the first nine months of 2002, these customers contributed $2.0 million of the $5.4 million revenues received by Questar Gas for transportation volumes. The Geneva Steel plant ceased operating early in 2002.

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

Regulatory Assets.

                   Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the life of the replacement debt in order to match regulatory treatment. The cost of the early retirement windows offered to employees of Questar Gas is capitalized and amortized over a five-year period in accordance with regulatory treatment. Questar Gas records cumulative increases in deferred taxes as income taxes recoverable from customers. Production taxes on cost-of-service production are accrued when the gas is produced and recovered from customers when taxes are paid. Regulation allows the company to recover these costs, but does not provide for a return on the associated regulatory assets. A list of regulatory assets at December 31, follows:

	2001	2000

	(In Thousands)

Cost of reacquired debt	$ 7,127	$ 7,621
Early retirement costs	6,153	7,973
Deferred production taxes	4,328	3,166
Income taxes recoverable from customers	1,291	2,600
Other	312	999

	$19,211	$22,359

Item 6. Exhibits and Reports on Form 8-K. a. The following exhibits are being filed as part of this report.

Exhibit No.	Exhibit

12	Ratio of earnings to fixed charges

99.1	Certification of D. N. Rose and S. E. Parks

                   b.  The Company filed a Current Report on Form 8-K dated August 14, 2002, announcing an order from the Public Service Commission of Utah authorizing it to recover certain gas processing costs. No financial statements were filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY (Registrant)

November , 2002

D. N. Rose President and Chief Executive Officer

November , 2002

S. E. Parks Vice President, Treasurer, and Chief Financial Officer

CERTIFICATION

I, D. N. Rose, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Gas Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November , 2002	By:

Date	D. N. Rose President and Chief Executive Officer

CERTIFICATION

I, S. E. Parks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Gas Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November , 2002	By:

Date	S. E. Parks Vice President, Treasurer, and Chief Financial Officer

List of Exhibits:

Exhibit No.	Exhibit

12	Ratio of earnings to fixed charges

99.1	Certification of D. N. Rose and S. E. Parks

Exhibit 12
Questar Gas Company
Ratio of Earnings to Fixed Charges
(Unaudited)

	12 Months Ended
	September 30,
	2002	2001

	(Dollars in Thousands)
Earnings

Income before income taxes	$44,262	$43,077
Plus debt expense	22,844	23,341
Plus allowance for borrowed
funds used during construction	276	807
Plus interest portion of rental expense	759	772

	$68,141	$67,997

Fixed Charges

Debt expense	$22,844	$23,341
Plus allowance for borrowed
funds used during construction	276	807
Plus interest portion of rental expense	759	772

	$23,879	$24,920

Ratio of Earnings to Fixed Charges (1)	2.85	2.73

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

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Questar Gas Company (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), D. N. Rose, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President, Treasurer and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

                    (1)  The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

                    (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

QUESTAR GAS COMPANY

November , 2002

D. N. Rose President and Chief Executive Officer

November , 2002

S. E. Parks Vice President, Treasurer and Chief Financial Officer

             This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.