Form 10-K
period 2002-12-31
QUESTAR GAS CO
filed 2003-03-31
CIK 68589

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-935

QUESTAR GAS COMPANY
(Exact name of registrant as specified in its charter)

State of Utah (State or other jurisdiction of incorporation or organization)	87-0155877 (I.R.S. Employer Identification No.)
180 East 100 South, P.O. Box 45360, Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)
Registrant's telephone number, including area code: (801) 324-5555

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
 None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
 None

SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:
 Notes: Medium Term Notes, 5.00% to 8.30%, due 2007 to 2023

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2003: $0.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2003: 9,189,626 shares of Common Stock, $2.50 par value. (All shares are owned by Questar Regulated Services Company.)

        Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

TABLE OF CONTENTS

Heading
PART I
Items 1. and 2.	BUSINESS AND PROPERTIES
General
Gas Distribution
Gas Supply
Competition and Growth
Regulation
Relationships with Affiliates
Employees
Environmental Matters
Research and Development
Item 3.	LEGAL PROCEEDINGS
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5.	MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6.	OMITTED
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Items 10-13	OMITTED
PART IV
Item 14.	EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

FORM 10-K

ANNUAL REPORT, 2002

PART I

ITEMS 1. and 2. BUSINESS AND PROPERTIES.

General

        Questar Gas Company (the "Company" or "Questar Gas") distributes natural gas to 750,128 sales and transportation customers in Utah, southwestern Wyoming, and a small portion of southeastern Idaho. It is part of the Regulated Services group within Questar Corporation ("Questar"), which is a publicly-owned and integrated natural gas company.

        The Company, through a predecessor, began distributing natural gas in 1929 when a pipeline was built to transport natural gas from southwestern Wyoming to Salt Lake City, Utah. Between 1929 and the present time, Questar Gas expanded its system to include over 90 percent of Utah's population and to capture a market share of approximately 90 percent for furnaces and water heaters within its service area.

        The Company has traditionally capitalized on two competitive advantages—owning natural gas reserves and offering natural gas services to customers at reasonable prices. Questar Gas intends to maintain a competitive position in its traditional service area.

Gas Distribution

        As of December 31, 2002, Questar Gas was serving 750,128 residential, commercial, and industrial customers, a 2.5 percent increase from the 731,900 customers served as of the end of 2001. (Customers are defined in terms of active meters.) The Company distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers throughout the state with Price, Roosevelt, Vernal, Moab, Monticello, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Utah customers constitute over 96 percent of the Company's total customers. Questar Gas supplies natural gas in the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer and Diamondville, and the southeastern Idaho community of Preston.

        Questar Gas added 18,228 customers in 2002, compared to 27,271 new customers added in 2001. (The 2001 figure includes 10,500 customers acquired as a result of purchasing two smaller utilities.) Utah's population is still growing faster than the national average, although the rate of growth is slowing down.

        Questar Gas has been granted the necessary regulatory approvals by the Public Service Commission of Utah ("PSCU"), the Public Service Commission of Wyoming ("PSCW"), and the Public Utilities Commission of Idaho ("PUCI") to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

        The Company's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 decatherms ("Dth") per year) uses more than 77 percent of total gas requirements in the coldest six months of the year. (A Dth is an amount of heat energy equal to 10 therms or 1 million Btu.) The Company's revenue forecasts used to set rates are based on normal temperatures. Historically, revenues and resulting net income have been affected by temperature patterns that are below or above normal. As measured in degree-days, temperatures in the Company's service area were eight percent colder than normal in 2002, which followed eight consecutive years of warmer than normal weather.

        Questar Gas has a weather normalization mechanism for its general service customers in Utah and Wyoming. The mechanism, which has been in effect since 1997, adjusts the non-gas portion of a customer's monthly bill as the actual degree-days in the billing cycle are warmer or colder than normal. This mechanism reduces the sometimes dramatic fluctuations in any given customer's monthly bill from year to year. Consequently, the mechanism also reduces fluctuations in the Company's revenues.

        During 2002, Questar Gas sold 90.8 million decatherms ("MMdth") to residential and commercial customers, compared to 88.4 MMdth in 2001. General service sales to residential and commercial customers were responsible for 87.6 percent of Questar Gas's total revenues in 2002. The increase in sales volumes reflects colder weather and increased customers. Customers, however, are continuing to decrease their usage on a temperature-adjusted basis as they use more efficient gas-burning appliances and respond to higher commodity prices with conservation measures. Usage per customer has decreased by an average of three percent over the last several years.

        Questar Gas has designed its distribution system and annual gas supply plan to handle design-day demand requirements. The Company periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 2002-03 heating season, the Company used a design-day demand of 1.084 billion cubic feet ("Bcf") for firm sales customers. Questar Gas is also obligated to have capacity, but not gas supply, for firm transportation customers. The Company's management believes that the distribution system is adequate to meet the demands of its firm customers.

        The Company's tariff permits industrial customers to make annual elections for interruptible sales or transportation service. Questar Gas's largest transportation customers, as measured by revenue contributions in 2002, are the Gadsby plant operated by Scottish Power (electric utility) in Salt Lake City; the mineral extraction operations of Magnesium Corporation of America in Tooele County, west of Salt Lake City; and the Kennecott copper processing operations, located in Salt Lake County. These customers contributed $2.5 million, or approximately 35 percent, of the $7.2 million in revenue the Company received for industrial transportation. Questar Gas's total industrial deliveries, including both sales and transportation, declined from 65.3 MMdth in 2001 to 57.2 MMdth in 2002, reflecting the economic recession and the loss of Geneva Steel due to its bankruptcy and suspension of operations.

        Questar Gas owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 22,815 miles of street mains, service lines, and interconnecting pipelines. Questar Gas has a major operations center located in Salt Lake City, Utah. It also owns operations centers, field offices, and service center facilities throughout other parts of its service area. The mains and service lines are constructed pursuant to franchise agreements or rights-of-way. Questar Gas has fee title to the properties on which its operation and service centers are constructed.

Gas Supply

        Questar Gas owns natural gas producing properties in Wyoming, Utah and Colorado that are operated by Wexpro Company ("Wexpro") and uses the gas produced from these properties for part of its base-load demand.    Questar Gas is unique among local distribution companies because it does own gas reserves.

        The Company's investment in these properties is included in its utility rate base. Questar Gas has regulatory approval to use this "cost-of-service" gas for firm sales customers. During 2002, approximately 45 percent of the Company's firm sales requirement was satisfied with cost-of-service gas produced from over 700 wells in more than 35 fields. (This percentage includes gas volumes attributable to royalty interests.) The volumes produced from such properties are transported for the

Company by Questar Pipeline Company ("Questar Pipeline"). See "Relationships with Affiliates." During 2002, 48.7 MMdth of gas were delivered from such properties, compared to 42.2 MMdth in 2001.

        Questar Gas had estimated reserves of 442.3 billion cubic feet equivalent ("Bcfe") as of year-end 2002, compared to 427.8 Bcfe as of year-end 2001. (The reserve numbers include oil reserves.) The average wellhead cost associated with Questar Gas's cost-of-service reserves was below the cost of field-purchased gas. During 2002, Questar Gas recorded $1.7 million in Section 29 tax credits associated with production from wells on its cost-of-service properties that qualify for such credits. (These tax credits are not available after 2002.)

        Questar Gas uses storage capacity at Clay Basin (a base-load storage facility owned and operated by Questar Pipeline) to provide flexibility for handling gas volumes produced from cost-of-service properties. It stores gas at Clay Basin during the summer and withdraws it during the heating season.

        Questar Gas has a balanced and diversified portfolio of gas supply contracts with suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. Questar Gas includes costs associated with hedging activities in its balancing account for pass-through treatment. When filing its most recent pass-through application with the PSCU, Questar Gas reported using a blend of fixed-price contracts, price-indexed contracts, and price-capped contracts as well as spot purchases to fulfill its purchased-gas supply requirements. In this same application, Questar Gas estimated that its average cost of purchased gas for 2003 would be $2.99 per Dth for gas delivered to the upstream pipeline, compared to the $2.94 price it was estimating a year earlier.

Competition and Growth

        Questar Gas has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas, has permitted Questar Gas to retain approximately 90 percent of the residential space and water heating markets in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah. Questar Gas has close to 100 percent of the space heating and water heating offered in new homes within its service area that are connected to its system.

        Questar Gas is a public utility and currently has no direct competition from other distributors of natural gas for residential and commercial customers. It does compete with other energy sources and continues to monitor its competitive position, in terms of commodity costs and efficiency of usage, with them.

        Questar Gas is also interested in Utah's economic development in order to enhance market growth and is encouraging the use of natural gas in additional appliances. Its market share for other gas appliances, e.g., ranges and dryers, has historically been less than 35 percent, which is significantly lower than its approximately 90 percent market share for furnaces and water heaters. Questar Gas continues to focus marketing efforts to develop incremental load in existing homes and new construction.

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

        The existence of the pipeline owned by Kern River Gas Transmission Company ("Kern River"), however, coupled with the open-access status of Questar Pipeline's transmission system, has changed the nature of market conditions for the Company. The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of the Company's service area and can provide an alternative delivery source to transportation customers. Large industrial customers in Utah's Wasatch Front area can acquire taps on Kern River's system or direct taps on Questar Pipeline's system. The Company itself has taps on the Kern River line that enable it to obtain delivery of additional peak-day supplies to meet increasing demand. The existence and location of the Kern River pipeline system also made it possible for Questar Gas to develop additional sources of supply for its central and southern Utah system and to take delivery of additional supplies to meet increasing demand in the Wasatch Front.

        The Company has significantly reduced its costs by centralizing key functions, such as call center activities; cross-training employees to handle different responsibilities; and utilizing technology, such as automated meter reading. Questar Gas will continue to examine its costs, take advantage of technological developments and improve its overall efficiency.

Regulation

        As a public utility, Questar Gas is subject to the jurisdiction of the PSCU and PSCW. (Questar Gas's customers in Idaho are served under the provisions of its Utah tariff. Pursuant to a special contract between the PUCI and the PSCU, rates for Questar Gas's Idaho customers are regulated by the PSCU.) Questar Gas's natural gas sales and transportation services are made under rate schedules approved by the two regulatory commissions. It is authorized to earn a return on equity of 11.2 percent in Utah (recently increased from 11.0 percent) and 11.83 percent in Wyoming.

        On December 30, 2002, the PSCU issued an order in Questar Gas's general rate case that was originally filed in May of 2002. The order authorized Questar Gas to increase its annual rates by $11,162,550, which reflects an allowed rate of return on equity of 11.2 percent. The PSCU also approved a stipulation that had been reached earlier in the case dealing with all revenue issues except the cost of common equity and capital structure and reflecting a test year primarily based on calendar year 2002. In addition to resolving revenue issues, the approved stipulation changes Questar Gas's accounting for contributions in aid of construction, by crediting them against investment rather than treating them as revenues. The stipulation also provides for the establishment of special groups to review cost allocation/rate-design issues and demand side management issues. In its order, the PSCU also approved Questar Gas's capital structure.

        The PSCU, on August 14, 2002, authorized Questar Gas to recover $3.76 million, plus interest, for costs associated with removing carbon dioxide from natural gas volumes for the period from June 1, 1999 to August 10, 2000. The PSCU's order was issued after the Utah Supreme Court, in a decision issued on October 23, 2001, determined that the PSCU was not precluded from considering Questar Gas's 1999 request for pass-through treatment of such costs according to previously approved balancing account procedures and remanded the case to the PSCU for a decision on the merits of the case.

        Questar Gas is still involved in another appeal concerning its processing costs. After the PSCU granted permission for it to recover a portion of such costs on a prospective basis in its 2000 general rate case, the Committee of Consumer Services filed an appeal. This case has not been heard.

        Both the PSCU and the PSCW have authorized Questar Gas to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes on at least a semi-annual basis. In the last pass-through application that became effective on or December 30, 2002, Questar Gas was allowed to decrease its rates to reflect annualized gas costs of $336,707,257 in its Utah rates. The PSCW authorized Questar Gas to decrease its rates to reflect annualized gas costs of $13,072,863 effective January 1, 2003. The typical residential customer in Utah will have an annual bill of $673.89, using rates in effect as of January 1, 2003, compared to an annual bill of $681.02, using rates in effect on January 1, 2002.

        Questar Gas is still concerned about the continuing effect of declining use per customer and the authorized return on equity allowed in Utah. Consequently, the Company may determine to file another general rate case in Utah during 2003.

        During its 2003 session, the Utah state legislature adopted statutory provisions that should benefit Questar Gas and other utilities serving Utah customers. These provisions require the PSCU to use a "test year" that is most representative of conditions when new rates become effective, allowing the use of a test year that extends 20 months from the date of filing; encourage settlements by strengthening and simplifying settlement negotiation procedures; and limit the binding effect of regulatory orders to the utility specifically involved in such orders.

        Responsibility for gas acquisition activities involves inherent risks of regulatory scrutiny. The Company has been periodically involved in regulatory proceedings in which the prudence of its gas supply activities and gas processing costs has been challenged. The PSCU and PSCW have jurisdiction to examine the Company's relationships with its affiliates and the costs paid by the Company for services rendered by or goods purchased from its affiliates. A 1981 settlement agreement involving cost-of-service gas and defining certain contractual obligations between the Company and Wexpro continues to be monitored by the Utah Division of Public Utilities and its agents.

        Under Utah law, Questar Gas must report dividends paid on its common stock to the PSCU and must allow at least 30 days between declaring and paying dividends. The PSCU can investigate any dividend declared by the Company to determine if payment of such dividend would impair its capital or service obligations. The PSCW and the PUCI, but not the PSCU, have jurisdiction to review the issuance of long-term securities by Questar Gas. (The PUCI, however, has granted the Company an exemption from the provision.)

        The PSCU and PSCW have adopted regulations or issued orders that affect the Company's business practices in such areas as main extensions, credit and collection activities, and termination of service standards.

        The Pipeline Safety Improvement Act of 2002 imposes new requirements on Questar Gas. It tightens federal inspection and safety requirements and increases civil penalties that may be assessed by the Department of Transportation. The new safety requirements include integrity assessments of all intrastate and interstate pipelines located in high-density population areas.

Relationships with Affiliates

        The Company has significant business relationships with affiliated companies. The following diagram shows the corporate structure of the Company and its primary affiliates:

Questar Corporation
Questar Market Resources, Inc.
Questar Regulated Services Company
Questar InfoComm, Inc.
Questar Pipeline Company
Questar Gas Company
Questar Energy Services, Inc.
Wexpro Company
Other QMR Entities(Questar Exploration and Production, Questar Energy Trading Company)
Questar Gas Management Company

        The Company's relationships with its primary affiliates are described below.

        Questar Regulated Services Company.    The Company's direct parent, Questar Regulated Services Company ("QRS"), is a subholding company that links Questar Gas and Questar Pipeline. QRS is a wholly-owned subsidiary of Questar. The same group of officers manages all entities within the group. QRS provides various services—administrative, accounting, engineering, regulatory, legal—for all entities within it. The creation of the Regulated Services group allowed its members to lower administrative costs.

        Questar Pipeline Company.    Questar Pipeline owns a two-pronged transmission system running from southwestern Wyoming and western Colorado into the Company's Utah service area. Questar Gas has reserved capacity of about 898,902 Dth per day or about 58 percent of Questar Pipeline's reserved capacity during the three coldest months of the year.

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

        During 2002, Questar Pipeline transported 111.7 MMdth of gas for Questar Gas, compared to 110.3 MMdth in 2001. Under Questar Pipeline's "straight fixed-variable" rate schedules, Questar Gas is obligated to pay demand charges for firm capacity, regardless of the volumes actually transported. The Company, in 2002, paid approximately $52.4 million in demand charges to Questar Pipeline for firm transportation capacity and "no notice" transportation. Questar Gas's primary transportation agreement with Questar Pipeline expires on June 30, 2017. The Company has formally requested capacity on a new pipeline project under development by Questar Pipeline that would provide it with additional flexibility and reliability.

        Questar Gas purchases storage capacity at Clay Basin, a large base-load storage facility operated by Questar Pipeline, and also has peaking storage capacity at three additional storage reservoirs owned by Questar Pipeline. The Company paid Questar Pipeline $13.9 million during 2002 in connection with firm storage services at Clay Basin.

        A subsidiary of Questar Pipeline also operates a processing plant near Price, Utah, that removes the carbon dioxide from gas volumes delivered to Questar Gas's system. During 2002, the Company paid $5.9 million for services provided at the plant.

        The Company combined some operation activities with Questar Pipeline after an early 2000 retirement program. In some areas, Questar Gas and Questar Pipeline share service centers and operations employees are cross-trained to handle responsibilities for both entities.

        Questar Gas Management Company.    Questar Gas Management Company ("QGM"), an entity within Questar's Market Resources segment, owns the gathering facilities that were originally built to gather production from the Company's cost-of-service properties. During 2002, QGM gathered 40.7 MMdth of natural gas for Questar Gas, compared to 37.2 MMdth in 2001. Under the terms of the gathering agreement between the parties, QGM will gather gas volumes produced from cost-of-service properties for the life of such properties and charge cost-of-service rates.

        Wexpro Company.    Wexpro, another company within Questar's Market Resources segment, operates certain properties owned by Questar Gas. Under the terms of a 1981 settlement agreement, which was approved by the PSCU and PSCW and upheld by the Utah Supreme Court, the Company owns gas produced from specified properties that were productive as of August 1, 1981 (the effective date of the settlement agreement). Such gas is reflected in rates at cost-of-service prices based on rates of return established by the settlement agreement. In addition, Wexpro produces gas from specified properties for Questar Gas and is reimbursed for its costs plus a current rate of return that, in 2002, averaged 18.6 percent (adjusted annually using a specified formula) on its net investment in such properties, adjusted for working capital and deferred taxes. At year-end 2002, Wexpro's net investment in cost-of-service operations was $164.5 million compared to $161.3 million at year-end 2001. Under the terms of the settlement agreement, the costs of unsuccessful wells are borne by Wexpro. The settlement agreement also permits Questar Gas to share income from hydrocarbon liquids produced from certain properties operated by Wexpro after Wexpro recovers its expenses and a specified rate of return. The income received by Questar Gas from Wexpro is used to reduce natural gas costs reflected in the Company's rates.

        Questar InfoComm, Inc.    The Company receives data processing and telecommunication services from its affiliate, Questar InfoComm. Questar Gas utilizes a customer information system and related software systems that are maintained by Questar InfoComm. Questar InfoComm is assisting the Company evaluate a new customer information system.

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

Employees

        As of December 31, 2002, the Company had 761 employees, compared to 789 at year-end 2001. Regulated Services, the Company's parent, has 369 employees, compared to 361 at year-end 2001. Questar Gas has reduced its employee count because it utilizes employees who work for an affiliate, Questar Project Employee Company, and is responsible for their labor costs. The Company's employees are nonunion employees who are not represented under collective bargaining agreements. Employee relations are generally deemed to be satisfactory.

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

        Questar Gas emphasizes the environmental advantages of natural gas in its marketing campaign. The Company actively promotes the use of natural gas in motorized vehicles.

Research and Development

        The Company conducts limited studies of gas conversion equipment, gas piping and operating technology, and engines using natural gas and has funded demonstration projects using such equipment. The total dollar amount spent by the Company on research activities is not material.

ITEM 3. LEGAL PROCEEDINGS.

        Questar Gas is involved in various legal and regulatory proceedings. While it is currently impossible to predict or determine the outcome of these proceedings, management believes that the outcome will not have a material adverse effect on the Company's financial position, operating results or liquidity. Significant cases are discussed below.

        The Company is a named defendant in two cases that have been filed by Jack Grynberg, an independent producer that has sued Questar Gas and its affiliates a number of times during the last ten years. The most active case, United States ex rel. Grynberg v. Questar Corporation, involves claims brought by Mr. Grynberg under the Federal False Claims Act and is substantially similar to cases filed by Grynberg against pipelines and their affiliates that have been consolidated for discovery and pre-trial discovery motions in Wyoming's federal district court. Grynberg has filed an appeal from the order issued by the trial judge dismissing his valuation claims from the lawsuits. To sustain claims under the False Claims Act, Grynberg must demonstrate that he is the original source of information concerning the allegations and that he has "direct and independent knowledge" of the claimed mismeasurement practices. The Company and other Questar defendants participate in a joint defense group that is attacking Grynberg's eligibility to bring such claims.

        Another Grynberg case, Grynberg and L & R Exploration Venture v. Questar Pipeline Co., was filed against Questar Gas and several affiliates in 1997, and is pending in a Wyoming federal district court. This case involves claims of fraud and antitrust violations in addition to some take-or-pay, breach of contract, and intentional interference claims. The judge, in June of 2001, entered an order granting the motion for partial summary judgment filed by the Questar defendants that dismissed the antitrust claims from the case, but has not yet ruled on other motions for summary judgment dealing with "ratable take" and fraud.

        Questar Gas and several affiliates are among the numerous named defendants in Price v. Gas Pipelines, in a case been filed against the pipeline industry. Pending in a Kansas state district court, this case is similar to the cases filed by Grynberg, but the allegations of a conspiracy by the pipeline industry to set standards that result in the systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors, rather than on behalf of the federal government. The numerous defendants are opposing class certification and are requesting dismissal for lack of personal jurisdiction, including the Company, that do not conduct business activities in Kansas.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company did not submit any matters to a vote of its stockholder during the last quarter of 2002.

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

ITEM 6. SELECTED FINANCIAL DATA.

        The Company, as the wholly-owned subsidiary of a reporting company under the Securities Exchange Act of 1934 ("the Act"), is entitled to omit the information requested in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

        Questar Gas conducts natural gas-distribution operations. Following is a summary of financial results and operating information:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
OPERATING INCOME
Revenues
Residential and commercial sales	$521,716	$618,451	$467,293
Industrial sales	44,488	56,200	38,993
Industrial transportation	7,222	7,233	6,968
Other	22,085	22,229	23,508

Total revenues	595,511	704,113	536,762
Cost of natural gas sold	370,294	498,545	334,193

Margin	225,217	205,568	202,569
Operating expenses
Operating and maintenance	105,544	103,427	101,486
Depreciation and amortization	39,771	35,030	34,450
Other taxes	9,548	8,729	10,213

Total operating expenses	154,863	147,186	146,149

Operating income	$70,354	$58,382	$56,420

OPERATING STATISTICS
Natural gas volumes (Mdth)
Residential and commercial sales	90,796	83,650	83,373
Industrial deliveries
Sales	10,729	10,684	10,314
Transportation	46,459	54,624	54,836

Total industrial	57,188	65,308	65,150

Total deliveries	147,984	148,958	148,523

Natural gas revenue (dth)
Residential and commercial	$5.75	$7.39	$5.60
Industrial sales	4.15	5.26	3.78
Transportation for industrial customers	0.16	0.13	0.13
System natural gas cost (dth)	$3.14	$4.92	$3.54
Heating degree days—colder (warmer) than normal	8%	(1)%	(2)%
Temperature-adjusted usage per customer (dth)	116.2	119.3	125.0
Number of customers at December 31,
Residential and commercial	748,842	730,579	703,306
Industrial	1,286	1,321	1,323

Total customers	750,128	731,900	704,629

Margin (revenues less cost of gas sold)

        Questar Gas's margin increased $19.6 million in 2002 when compared with 2001 due to several factors including recovery of gas-processing costs incurred in 1999 and 2000, changes in the method of recovery of bad-debt expenses, increased connection fees from customers and a growing customer base. The margin represents the nongas cost of service and includes a rate of return on the company's investment in gas-distribution facilities. Questar Gas does not earn a return on the cost of gas, or on the cost of gathering and transporting gas for its customers. Gas costs, including gathering and transportation costs, are passed through to ratepayers without markup. In 2002, the Public Service Commission of Utah (PSCU) allowed Questar Gas to recover $3.76 million of gas-processing costs that had previously been denied. In 2002, the PSCU and PSCW authorized Questar Gas to begin recovering the gas-cost portion of bad debt expense in its pass-through costs, which improved Questar Gas's 2002 margin by $3.8 million. Customer connection fees associated with large real estate development projects represents $5.6 million of the increase. At the end of 2002 the PSCU issued an order that changes the way the company accounts for contributions in aid of construction (CIAC). Beginning in 2003, CIAC will be credited to rate base. Customer growth accounted for $4.8 million of the year-to-year increase in the margin. Usage per customer continued to decline, reducing the margin by $3.9 million. The margin increased $3 million in 2001 compared with 2000, primarily as the result of a $13.5 million annualized general rate increase in Utah, effective August 11, 2000, and a 3.9% larger customer base.

        Questar Gas pays an affiliated company to remove carbon dioxide from its natural gas at a plant that was placed into service in June 1999. The PSCU approved the recovery of up to $5 million of processing costs per year beginning in August 2000, but did not allow recovery of the costs for the 14-month period between the startup of the plant and August 2000. The Utah Supreme Court ruled that the PSCU had erred in not considering pass-through treatment for these costs. In August 2002, the PSCU ruled on remand that Questar Gas be allowed to recover $3.76 million of these costs plus approximately $200,000 of interest.

        The PSCU allowed Questar Gas to include the gas-cost portion of bad-debt expenses in Utah's semi-annual gas-cost filings effective January 1, 2002. A similar measure was approved by the Public Service Commission of Wyoming (PSCW) effective July 1, 2002.

        Usage per residential customer has been declining 2 to 3% per year over the past decade. The decline has been attributed to more energy-efficient appliances and home construction, and customer response to higher energy prices. Usage, calculated on a temperature-adjusted basis, has decreased by 3%, 5% and 2% in 2002, 2001 and 2000, respectively.

        The PSCU previously used a historical test year to set rates. The company challenged this practice in a general rate case filed in May 2002. Effective December 30, 2002, the PSCU approved an $11.2 million general rate increase and an 11.2% rate of return on equity. The PSCU based the 2003 rate increase on year-end 2002 costs and usage per customer. This change in test year may mitigate the impact of declining usage per customer in 2003.

        Temperatures were colder than normal in 2002; however, temperatures have been warmer than normal for five of the last six years. The financial impact of actual weather variations from normal, both upside and downside, is minimized by a weather-normalization adjustment (WNA) in rates. Generally, under WNA, customers pay for nongas costs based on normal temperatures.

        Gas volumes delivered to industrial customers were 12% lower in 2002 due to reduced deliveries for manufacturing and power generation. A major steel manufacturer suspended its gas deliveries when it filed for Chapter 11 bankruptcy and shut down its facilities early in 2002. Questar Gas received $812,000 in transportation revenues from this customer in 2001.

Operating expenses

        Operating and maintenance expenses were 2% higher in both 2002 and 2001 when compared with previous years. An economic recession, increased number of bankruptcies and higher energy costs resulted in higher bad-debt expense. Depreciation expense increased 14% in 2002 and 2% in 2001 when compared with previous years due to higher capital spending.

Interest and other income

        Interest and other income decreased in 2002 compared to 2001 as a result of less interest earned on the purchased-gas adjustment balance. The company earns a carrying charge on the under-collected purchased-gas adjustment and pays a carrying charge on the over-collected balance. Interest and other income increased in 2001 compared with 2000 due to the return from larger gas-storage volumes, interest earned on higher purchased-gas balances and gains from selling assets.

Debt expense

        Debt expense decreased 5% in 2002 compared to 2001 as a result of lower short-term interest rates and borrowings. Interest expense increased 13% in 2001 compared with 2000 primarily from higher debt balances.

Income taxes

        The effective combined federal and state rate was 35.4% in 2002, 34.9% in 2001 and 34.8% in 2000. The effective income tax rate was below the combined federal and state statutory rate of about 38% primarily due to noncoventional fuel credits related to production of gas from certain properties. These credits amounted to $1.7 million in 2002, and $1.8 million in both 2001 and 2000. Under current law, the federal income tax credit for production sold from a nonconventional source will be discontinued for production sold after December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net income	$32,399	$25,873	$24,163
Noncash adjustments to net income	45,447	24,741	51,528
Changes in operating assets and liabilities	43,881	(8,353)	(14,048)

Net cash provided from operating activities	$121,727	$42,261	$61,643

        Higher net income and the timing differences between the purchase and sale of gas resulted in an increase in net cash provided from operating activities. Net cash provided from operating activities decreased in 2001 compared with 2000 due primarily to the higher amounts paid to purchase gas, which were partially offset by the collection of customer accounts receivable and purchased-gas costs undercollected through customer rates at December 31, 2000.

Investing Activities

        Following is a summary of capital expenditures for 2002 and 2001, and a forecast of 2003 expenditures.

	2003 Forecast	2002	2001
	(in thousands)
Distribution system and customer additions	$49,500	$54,855	$62,266
General	29,800	14,550	16,525

	$79,300	$69,405	$78,791

        Questar Gas added 222 miles of main, feeder and service lines to accommodate the addition of 18,228 customers.

Financing Activities

        Questar Gas generated sufficient net cash provided from operating activities to fund capital expenditures, pay cash dividends and repay $30.2 million of short-term debt. In 2001 Questar Gas issued $60 million of long-term debt and $40 million of common equity and used the proceeds to repay a portion of short-term debt and to fund capital expenditures. Forecasted 2003 capital expenditures are expected to be financed with net cash provided from operations and borrowing from Questar.

        On February 27, 2003, Questar Gas filed a shelf registration statement for the issuance of up to $70 million of medium-term notes. In March 2003, Questar Gas sold $70 million of 15-year notes with a 5.31% coupon rate. Proceeds from the offering will be used to replace higher-cost debt issued in 1992 and 1993 with a weighted-average interest rate of 8.11%

        On January 24, 2003, Questar Gas issued $40 million of medium-term notes with an effective interest rate of 5.02% and a ten-year life. The proceeds were used to redeem debt with a higher interest rate. This issue completed a Form S-3 shelf registration for issuance of up to $100 million of medium-term notes filed by Questar Gas in the third quarter of 2001.

        The company typically has negative net working capital at December 31 because of short-term borrowing. The borrowing is seasonal and generally peaks at the end of the year because of the lag in customer receivables and related cold-weather gas purchases.

        Questar Gas's capital structure at December 31, 2002, was composed of 48% long-term debt and 52% common equity.

        In November 2002, Moody's downgraded debt ratings of Questar and subsidiaries one level after completing a review that began May 2, 2002. Moody's established an A2 senior unsecured debt rating for Questar Gas. Also, Moody's established a stable outlook for each Questar entity. A lower debt rating may increase the company's cost of debt; however, Moody's revised ratings are solidly investment grade. Standard & Poor's has assigned an A+ to the long-term debt issued by Questar Gas. Standard & Poor's has a negative outlook.

Critical Accounting Policies

        The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. Management believes that the following accounting policies may involve a higher degree of complexity and judgment on the part of management.

Rate Regulation

        Regulatory agencies establish rates for the transportation, distribution and sale of natural gas. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. Questar Gas follows Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation" that requires the recording of regulatory assets and liabilities by companies subject to cost-based regulation. The PSCU and PSCW have approved the recording of regulatory assets and liabilities.

Recording of Unbilled Revenues

        Questar Gas records revenues on a calendar basis even though bills are sent to customers on a cycle basis throughout the month. The revenues for the period from the date the bills are sent to customers to the end of the month are estimated each month and "trued up" on an annual basis in the summer. The gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses.

Weather Normalization

        Questar Gas has provisions in its rates to adjust the amounts charged to customers on a monthly basis to approximate the impact of normal temperatures on nongas revenues. Questar Gas estimates the weather-normalization adjustment for the unbilled revenue each month. The amount of weather-normalization adjustment is evaluated each month and "trued-up" on an annual basis in the summer to agree with the amount billed to customers. This accounting treatment has been approved by the PSCU and PSCW.

Group Depreciation

        Questar Gas uses group depreciation for the majority of its fixed assets. Under this policy, assets are depreciated in groups of similar assets rather than on an individual-asset basis. When an asset is retired, the original cost and a like amount of accumulated depreciation are removed from the books. The method has the typical impact of increasing depreciation expense from what would be recognized under the individual-asset method, and eliminating gains and losses when a group-depreciated asset is retired. Assets that can be separately identified, such as buildings, vehicles and computers, are depreciated on an individual-asset basis. The PSCU and PSCW have approved the use of group depreciation.

        New Accounting Standard:    SFAS 143, "Accounting for Asset Retirement Obligations," was issued in June of 2001. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that plant abandonment costs be estimated at fair value, capitalized and depreciated over the life of the related assets. The new standard will impact recording abandonment costs of gas wells. Recognition of abandonment costs for a majority of the gas distribution properties will be postponed indefinitely due to the nature of the assets as defined by SFAS 143. The company has not completed its evaluation of the impact of SFAS 143. However, these expenses are noncash until abandonment takes place. SFAS 143 is effective beginning January 1, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        All of the company's long-term debt is borrowed at fixed rates. As the need arises, the company borrows funds on short-term basis with variable-interest rates.

Forward-Looking Statements

        This report includes "forward-looking statements" within the meaning of Section 27(A) of the Securities Act of 1933, as amended, and Section 21(E) of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "could," "expect," "intend," "project," "estimate," "anticipate," "believe," "forecast," or "continue" or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of the company's expected performance at the time, actual results may vary from management's stated expectations and projections due to a variety of factors.

        Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include:

        Changes in general economic conditions;

        Changes in prices and supplies;

        Changes in rate-regulatory policies;

        Regulation of the Wexpro agreement;

        Rate of inflation and interest rates;

        Weather and other natural phenomena;

        The effect of environmental regulation;

        Changes in customers' credit ratings and their ability to pay for gas consumed;

        Competition from other forms of energy;

        The effect of accounting policies issued periodically by accounting standard-setting bodies;

        Adverse repercussion from terrorist attacks or acts of war;

        Adverse changes in the business or financial condition of the company; and

        Lower credit ratings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:

Report of Independent Auditors
Statements of Income, three years ended December 31, 2002
Balance Sheets at December 31, 2002 and 2001
Statements of Common Shareholders' Equity, three years ended December 31, 2002
Statement of Cash Flows, three years ended December 31, 2002
Notes to Financial Statements
Financial Statement Schedules:
For the three years ended December 31, 2002
Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

Report of Independent Auditors

Board of Directors
Questar Gas Company

        We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 2002 and 2001, and the related statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the company's management. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2002 and 2001, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP Ernst & Young LLP Salt Lake City, UT March 26, 2003

QUESTAR GAS COMPANY
STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
REVENUES
From unaffiliated customers	$593,835	$701,150	$531,988
From affiliated companies	1,676	2,963	4,774

	595,511	704,113	536,762
OPERATING EXPENSES
Cost of natural gas sold
From affiliated companies	179,779	173,395	166,198
From unaffiliated companies	190,515	325,150	167,995

Total cost of natural gas sold	370,294	498,545	334,193
Operating and maintenance	105,544	103,427	101,486
Depreciation and amortization	39,771	35,030	34,450
Other taxes	9,548	8,729	10,213

TOTAL OPERATING EXPENSES	525,157	645,731	480,342

OPERATING INCOME	70,354	58,382	56,420
INTEREST AND OTHER INCOME	2,329	5,158	1,673
DEBT EXPENSE	(22,495)	(23,777)	(21,041)

INCOME BEFORE INCOME TAXES	50,188	39,763	37,052
INCOME TAXES	17,789	13,890	12,889

NET INCOME	$32,399	$25,873	$24,163

See notes to financial statements.

QUESTAR GAS COMPANY
BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,993	$4,366
Accounts receivable, net	50,570	53,697
Unbilled gas accounts receivable	39,788	53,613
Accounts receivable from affiliates	380	576
Federal income taxes recoverable		363
Inventories, at lower of average cost or market
Gas stored underground	22,742	22,810
Materials and supplies	4,073	4,213
Purchased-gas adjustments		8,296
Prepaid expenses and other	1,474	1,097
Deferred income taxes	5,047

TOTAL CURRENT ASSETS	127,067	149,031
PROPERTY, PLANT AND EQUIPMENT
Distribution	941,645	875,415
Production	92,594	97,870
General	143,734	139,299
Construction in progress	15,580	31,871

	1,193,553	1,144,455
Less accumulated depreciation and amortization	513,485	489,583

NET PROPERTY, PLANT AND EQUIPMENT	680,068	654,872
OTHER ASSETS
Regulatory assets	13,942	19,211
Goodwill	5,652	5,876
Other noncurrent assets	5,062	4,854

TOTAL OTHER ASSETS	24,656	29,941

	$831,791	$833,844

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
Notes payable to Questar	$36,400	$66,600
Accounts payable and accrued expenses
Accounts and other payables	50,634	45,488
Accounts payable to affiliates	21,114	23,364
Federal income taxes	1,254
Deferred income taxes		3,153
Other taxes	6,830	8,539
Interest	5,556	5,570

Total accounts payable and accrued expenses	85,388	86,114
Purchased-gas adjustments	13,282

TOTAL CURRENT LIABILITIES	135,070	152,714
LONG-TERM DEBT	285,000	285,000
DEFERRED INCOME TAXES	90,155	79,317
DEFERRED INVESTMENT TAX CREDITS	4,565	4,960
OTHER LONG-TERM LIABILITIES	3,173	5,924
COMMITMENTS AND CONTINGENCIES
COMMON SHAREHOLDER'S EQUITY
Common stock—par value $2.50 per share; authorized 50 million shares; 9,189,626 issued and outstanding	22,974	22,974
Additional paid-in capital	121,875	121,875
Retained earnings	168,979	161,080

TOTAL COMMON SHAREHOLDER'S EQUITY	313,828	305,929

	$831,791	$833,844

See notes to financial statements.

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings
	(in thousands)
Balances at January 1, 2000	$22,974	$81,875	$158,544
2000 net income			24,163
Cash dividends			(23,500)

Balances at December 31, 2000	22,974	81,875	159,207
2001 net income			25,873
Issuance of common equity		40,000
Cash dividends			(24,000)

Balances at December 31, 2001	22,974	121,875	161,080
2002 net income			32,399
Cash dividends			(24,500)

Balances at December 31, 2002	$22,974	$121,875	$168,979

See notes to financial statements.

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
OPERATING ACTIVITIES
Net income	$32,399	$25,873	$24,163
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	42,782	38,310	37,994
Deferred income taxes and deferred investment tax credits	2,243	(12,374)	13,637
Net (gain) loss from asset sales	422	(1,195)	(103)

	77,846	50,614	75,691
Changes in operating assets and liabilities
Accounts receivable	17,148	7,402	(32,003)
Inventories	208	(877)	(4,306)
Prepaid expenses and other	(377)	(340)	2,395
Accounts payable and accrued expenses	1,173	(47,661)	61,717
Federal income taxes	1,617	4,761	(7,985)
Purchased-gas adjustments	21,578	27,246	(35,133)
Other assets	5,285	3,328	(6,156)
Other liabilities	(2,751)	(2,212)	7,423

NET CASH PROVIDED FROM OPERATING ACTIVITIES	121,727	42,261	61,643
INVESTING ACTIVITIES
Capital expenditures	(69,405)	(78,791)	(65,767)
Proceeds from disposition of property, plant and equipment	1,005	3,014	498

NET CASH USED IN INVESTING ACTIVITIES	(68,400)	(75,777)	(65,269)
FINANCING ACTIVITIES
Issuance of common equity		40,000
Issuance of long-term debt		60,000
Change in notes payable to Questar	(30,200)	(39,000)	26,300
Dividend payments	(24,500)	(24,000)	(23,500)

NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	(54,700)	37,000	2,800

Change in cash and cash equivalents	(1,373)	3,484	(826)
Beginning cash and cash equivalents	4,366	882	1,708

Ending cash and cash equivalents	$2,993	$4,366	$882

See notes to financial statements.

QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1—Summary of Accounting Policies

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

        Business and Regulation:    Questar Gas distributes natural gas to residential, commercial and industrial customers in Utah, southwestern Wyoming and southeastern Idaho. The company is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). The Idaho Public Utilities Commission has deferred to the PSCU for rate oversight of Questar Gas's operations in a small area of southeastern Idaho. These regulatory agencies establish rates for the sale and transportation of natural gas. Regulation is intended to permit the recovery, through rates, of the cost of service including a return on investment.

        The financial statements are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of other businesses because of cost-allocation methods used in establishing rates

        Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Revenue Recognition:    Revenues are recognized in the period that services are provided or products are delivered. Questar Gas records gas-distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. The impact of abnormal weather on gas distribution earnings during the heating season is partially reduced by a weather- normalization adjustment. The company may establish reserves for revenues collected subject to refund pending final orders from regulatory commissions.

        Purchased-Gas Adjustments:    Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW under which purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas may hedge a portion of its natural gas supply to mitigate energy-price fluctuations for gas-distribution customers. The benefits and the costs of hedging are included in the purchased-gas adjustment account. The regulatory commissions also allow Questar Gas to record periodic mark-to-market adjustments for energy-hedging contracts in the purchased-gas adjustment account.

        Other Regulatory Assets and Liabilities:    Questar Gas is permitted to defer recognition of certain costs under regulatory accounting rules. Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over either the would-be remaining life of the retired debt or the life of the replacement debt. The reacquired debt costs had a weighted-average life of approximately 15 years as of December 31, 2002. The cost of the early retirement windows offered to employees was capitalized and amortized over a five-year period, which will conclude in 2005. Cumulative increases in deferred taxes are recorded as income taxes recoverable from customers, all of which are expected to be recovered by 2004. Production taxes on cost-of-service production are recorded when the gas is produced and recovered from customers when taxes are paid, generally within 12 months.

        Cash and Cash Equivalents:    Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial bank accounts that result in available funds the next business day.

        Property, Plant and Equipment:    Property, plant and equipment are stated at cost. The provision for depreciation and amortization is based upon rates that will systematically charge the costs of assets over their estimated useful lives. Major categories of fixed assets are grouped together for depreciation purposes. Salvage value is not considered when determining depreciation rates under the group method. Gains and losses on disposals of grouped assets are recorded as adjustments to accumulated depreciation. The costs of natural gas distribution property, plant and equipment are depreciated using the straight-line method ranging from 3% to 33% per year. Investment in gas wells is depreciated using the unit of production method. The average depreciation and amortization rates used for the year ended December 31, were as follows:

	2002	2001	2000
Distribution and general plant	3.9%	3.8%	4.0%
Gas wells, per Mcf	$0.14	$0.14	$0.15

        Test for Impairment of Long-Lived Assets:    Properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable in accordance with Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An impairment is indicated when a triggering event occurs and the estimated undiscounted future net cash flows of an evaluated asset are less than its carrying value. If an impairment is indicated, fair value is calculated using a discounted cash flow approach. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors including operating costs.

        Goodwill and Other Intangible Assets:    Intangible assets consist primarily of goodwill acquired through business combinations completed after June 2001. The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On January 1, 2002, the company adopted SFAS 142, "Goodwill and Other Intangible Assets." According to SFAS 142, goodwill is no longer amortized, but is tested for impairment at a minimum of once a year or when an event occurs. When a triggering event occurs, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated. If undiscounted cash flows are less than the carrying value of the assets, an impairment is indicated. The amount of the impairment is measured using a discounted-cash-flow model considering pricing, operating costs, a risk-adjusted discount rate and other factors. In 2002, the company sold an asset that resulted in a $224,000 reduction in goodwill.

        Allowance for Funds Used During Construction:    The company capitalizes the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest costs and the equity portion is recorded in other income. Debt expense was reduced by $212,000 in 2002, $476,000 in 2001 and $909,000 in 2000. No amounts of equity AFUDC were recorded in the three years ended December 31, 2002.

        Credit Risk:    The company's primary market area is located in Utah, southwestern Wyoming and southeastern Idaho. Exposure to credit risk may be impacted by the concentration of customers in this area due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-

review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Loss reserves are periodically reviewed for adequacy and may be established on a specific case basis. Bad debt expense amounted to $6.1 million, $6.5 million and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The allowance for bad debt expenses was $2.5 million and $2.2 million at December 31, 2002 and 2001 respectively.

        Income Taxes:    The company accounts for income tax expense on a separate return basis. Pursuant to the Internal Revenue Code and associated regulations, the company's operations are consolidated with those of Questar and its subsidiaries for income tax reporting purposes. The company receives payments from Questar for such tax benefits as they are utilized on the consolidated return. Questar Gas records tax benefits as they are generated. Deferred income taxes have been provided for temporary difference caused by the differences between the book and tax carrying amounts of assets and liabilities. These differences create taxable or tax deductible amounts for future periods. Questar Gas uses the deferral method to account for investment tax credits as required by regulatory commissions.

        Energy-Price Financial Instruments:    The company follows the accounting provisions of SFAS 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value, which result in gains or losses, of a derivative instrument would be reported in the purchased-gas adjustment account. The company has identified a number of contracts that are derivative instruments as defined by SFAS 133, but are specifically excluded from the provisions of SFAS 133 on the basis of normal sales and purchase transactions.

        New Accounting Standard:    SFAS 143, "Accounting for Asset Retirement Obligations," was issued in June of 2001. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that plant abandonment costs be estimated at fair value, capitalized and depreciated over the life of the related assets. The new standard will impact recording abandonment costs of gas wells. Recognition of abandonment costs for a majority of the gas distribution properties will be postponed indefinitely due to the nature of the assets as defined by SFAS 143. The company has not completed its evaluation of the impact of SFAS 143. However, these expenses are noncash until abandonment takes place. SFAS 143 is effective beginning January 1, 2003.

        Reclassifications:    Certain reclassifications were made to the 2001 and 2000 financial statements to conform with the 2002 presentation.

Note 2—Regulatory Assets

        In addition to purchased-gas adjustments, the company has other regulatory assets. The regulated entities recover these costs but do not receive a return on these assets. A list of regulatory assets at December 31 follows:

	2002	2001
	(in thousands)
Cost of reacquired debt	$6,634	$7,127
Early retirement costs	4,334	6,152
Income taxes recoverable from customers	47	1,292
Deferred-production taxes	2,719	4,328
Other	208	312

	$13,942	$19,211

Note 3—Debt

        Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $36.4 million at December 31, 2002 with an interest rate of 1.64% and $66.6 million at December 31, 2001 with an interest rate of 2.31%.

        Questar Gas's long-term debt consists of medium-term notes with interest rates ranging from 6.3% to 8.43%, due 2007 to 2024. There are no maturities of long-term debt for the five years following December 31, 2002 and no long-term debt provisions restricting the payment of dividends.

        On February 27, 2003, Questar Gas filed a shelf registration statement for the issuance of up to $70 million of medium-term notes. In March 2003, Questar Gas sold $70 million of 15-year notes with a coupon rate of 5.31%. Proceeds from the offering will be used to replace higher-cost debt issued in 1992 and 1993 with a weighted-average interest rate of 8.11%.

        On January 24, 2003, Questar Gas issued $40 million of medium-term notes with an effective interest rate of 5.02% and a ten-year life. The proceeds were used to redeem debt with a higher interest rate. This issue completed a Form S-3 shelf registration for issuance of up to $100 million of medium-term notes filed by Questar Gas in the third quarter of 2001.

        Cash paid for interest was $22.1 million in 2002, $22.7 million in 2001 and $21.2 million 2000.

Note 4—Financial Instruments and Risk Management

        The carrying amounts and estimated fair values of the company's financial instruments were as follows:

	December 31, 2002		December 31, 2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$2,993	$2,993	$4,366	$4,366
Financial liabilities
Short-term debt	36,400	36,400	66,600	66,600
Long-term debt	285,000	333,846	285,000	300,504

        The company used the following methods and assumptions in estimating fair values: (1) Cash and cash equivalents, and short-term debt—carrying value approximates fair value; (2) Long-term debt—the fair value of the medium-term notes is based on the discounted present value of future cash flows using the company's current borrowing rates. Fair value is calculated at a point in time and does not represent the amount the company would pay to retire the debt securities.

Note 5—Income Taxes

        The components of income taxes were as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Federal
Current	$12,547	$21,759	$(1,999)
Deferred	3,246	(10,032)	13,897
State
Current	1,754	3,198	(2)
Deferred	637	(640)	1,373
Deferred investment tax credits	(395)	(395)	(380)

	$17,789	$13,890	$12,889

        The difference between the statutory federal income tax rate and the company's effective income tax rate is explained as follows:

	Year Ended December 31,
	2002	2001	2000
	(in percentages)
Federal income taxes at 35%	35.0	35.0	35.0
Increase (decrease) as a result of:
State income taxes, net of federal income
tax benefit	3.1	4.2	2.4
Nonconventional fuel credits	(3.4)	(4.4)	(4.9)
Investment tax credits	(0.8)	(1.0)	(1.0)
Amortize unrecorded timing differences related to rate-regulated assets	1.8	2.3	2.5
Other	(0.3)	(1.2)	0.8

Effective income tax rate	35.4	34.9	34.8

        Significant components of the company's deferred income taxes were as follows:

	December 31,
	2002	2001
	(in thousands)
Deferred tax liabilities
Property, plant and equipment	$88,578	$78,906
Employee benefits and compensation costs	3,383	425

Total deferred tax liabilities	91,961	79,331
Deferred tax assets
Tax attributes carried forward	1,806	14

Net deferred income taxes—noncurrent	$90,155	$79,317

Deferred income taxes—current (asset) liability
Purchased-gas adjustment	$(5,047)	$3,153

        Cash paid for income taxes was $13.3 million in 2002, $18.5 million in 2001 and $7.6 million in 2000.

Note 6—Rate Regulation and Other Matters

General rate case issued

        Effective December 30, 2002, the PSCU issued an order approving an $11.2 million general-rate increase for Questar Gas using an 11.2% rate of return on equity. The rate increase also reflects year-end 2002 usage per customer and costs. Previous general-rate-case increases relied on costs and customer-usage patterns that were at least 12 to 24 months old. Questar Gas originally requested a $23 million rate increase and a 12.6% rate of return on equity.

Purchased-gas filings

        Questar Gas files periodic applications with the PSCU and the PSCW requesting permission to reflect annualized gas-cost increases or decreases depending on gas prices. These requests for gas-cost increases or decreases are passed on to customers on a dollar-for-dollar basis with no markup. The impact of a gas-cost increase on customers is lessened by the fact that approximately 40 to 50% of the company's annual supply comes from its own wells and is priced to customers at cost-of-service prices rather than market prices.

        Effective January 1, 2002, the PSCU approved, on an interim basis, a $66.9 million decrease in natural gas rates that resulted in an 11% decrease for the typical residential Utah customer. The decrease was based on a significant drop in natural gas prices at the wellhead. Also, effective January 1, 2002, the PSCW approved a $2.9 million pass-through gas-cost decrease for Wyoming natural gas rates. Beginning December 30, 2002, the PSCU approved a $6.5 million decrease in natural gas rates. This represents a 1% decrease for the typical Utah residential customer. The PSCW approved a $582,000 decrease in natural gas rates effective January 1, 2003. The typical residential customer in Wyoming will see a 3% decrease from this filing.

        Questar Gas pays an affiliated company to remove carbon dioxide from its natural gas at a plant that was placed into service in June 1999. The PSCU initially denied Questar Gas's request to recover $5.35 million in processing costs as part of its gas-balancing-accounting proceedings. Questar Gas appealed to the Utah Supreme Court and filed for recovery of future processing costs in a general rate case in January 2000. Subsequently, the PSCU approved the recovery of up to $5 million of processing costs per year beginning in August 2000, but did not allow recovery of the costs for the 14-month period between the startup of the plant and the general rate case. The Utah Supreme Court ruled that the PSCU had erred in not considering pass-through treatment. The PSCU ruled on remand that Questar Gas was allowed to recover $3.76 million plus approximately $200,000 of interest during 2002.

Note 7—Litigation and Commitments

        Grynberg.    Questar Gas and other Questar affiliates are involved in two separate lawsuits filed by Jack Grynberg, an independent producer. One case, United States ex rel. Grynberg v. Questar Corp., involves claims filed by Grynberg under the Federal False Claims Act and is substantially similar to other cases filed against pipelines and their affiliates that have all been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas volumes on which royalty payments are due the federal government. Grynberg has filed an appeal from the order issued by the trial judge dismissing his valuation claims from the lawsuits. To sustain claims under the False Claims Act, Grynberg must demonstrate that he is the original source of information concerning the allegations and that he has "direct and independent knowledge" of the claimed mismeasurement practices. The Questar defendants participate in a joint defense group that is attacking Grynberg's eligibility to bring such claims.

        A case is pending in a Wyoming federal district court against several Questar defendants, including Questar Gas. This case involves some of the same allegations that were heard in an earlier case before the parties, e.g., breach of contract, intentional interference with a contract, but Grynberg added claims of antitrust and fraud. In June of 2001, the judge entered an order granting the motion for partial summary judgment filed by Questar Gas dismissing the antitrust claims from the case, but has not ruled on other motions for summary judgment dealing with ratable take and fraud.

        Gas Pipelines.    Questar Gas and affiliates, Questar Exploration and Production Co., Questar Gas Management, Wexpro Co., and Questar Pipeline are among the numerous defendants in a case filed against the pipeline industry. Pending in a Kansas state district court, this case is similar to the cases filed by Grynberg, but the allegations of a conspiracy by the pipeline industry to set standards that result in the systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors rather than on behalf of the federal government. The numerous defendants are opposing class certification and are requesting dismissal for lack of personal jurisdiction of any defendants, including most of the named Questar parties, that do not conduct business activities in Kansas.

Other legal proceedings

        There are various other legal proceedings against Questar Gas. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a material adverse effect on the company's results of operations, financial position or liquidity.

Commitments

        Historically, 40 to 50% of Questar Gas's gas-supply portfolio has been provided from company-owned gas reserves at the cost of service. The remainder of the gas supply has been purchased from more than 15 suppliers under approximately 40 gas-supply contracts using index-based pricing. Generally, at the conclusion of the heating season and after a bid process, new agreements for the upcoming heating season are put into place. Questar Gas bought significant quantities of natural gas under purchase agreements amounting to $148 million, $261 million and $184 million in 2002, 2001, 2000, respectively. In addition, Questar Gas makes use of various storage arrangements to meet peak-gas demand during certain times of the heating season.

Note 8—Employee Benefits

        Pension Plan:    Substantially all of Questar Gas's employees are covered by Questar's defined benefit pension plan. Benefits are generally based on the employee's age at retirement, years of service and highest earnings in a consecutive 72 pay-period interval during the ten years preceding retirement. The company's policy is to make contributions to the plan at least sufficient to meet the minimum funding requirements of the Internal Revenue Code. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. The company relies on a third-party consultant to calculate the pension plan projected benefit obligation. Pension expense was $5.3 million in 2002, $5.8 million in 2001 and $2.1 million in 2000.

        Questar Gas's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the company's pension obligations. If the company were to withdraw from the pension plan, the pension obligation for the company's employees would be retained by the pension plan. At December 31, 2002, Questar's accumulated benefit obligation exceeded the fair value of plan assets.

        Postretirement Benefits Other Than Pensions:    Postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. The company pays a portion of the costs of health-care benefits, as determined by an employee's years of service, and limited to 170% of the 1992 contribution. The company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities and corporate and U.S. government debt obligations. The company is amortizing its transition obligation over a 20-year period, which began in 1992. The company relies on a third-party consultant to calculate the projected benefit obligation. The cost of postretirement benefits other than pensions was $1 million in 2002, $1.5 million in 2001 and $1.1 million in 2000.

        The company's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the company's obligations. At December 31, 2002, Questar's accumulated benefit obligation exceeded the fair value of plan assets.

        Postemployment Benefits:    The company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The company accrues both current and future costs. Questar Gas's postemployment liability at December 31 was $207,000 in 2002 and $166,000 in 2001.

        Employee Investment Plan:    Questar Gas participates in Questar's Employee Investment Plan, which allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. The company matches 80% of employees' pretax purchases up to a maximum of 6% of their qualifying earnings. In addition, each year the company makes a nonmatching contribution of $200 to each eligible employee. The company's expense equals its matching contribution. The company's expense amounted to $1.6 million, $1.4 million and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 9—Related Party Transaction

        Regulated Services provides administrative, technical, legal and accounting support to Questar Gas. The cost of this support was $32.4 million in 2002, $35.4 million in 2001 and $34 million in 2000. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on the nature of the charges. Management believes that the allocation methods are reasonable.

        Questar Gas has reserved transportation capacity on Questar Pipeline's system of approximately 899,000 dth per day including 50,000 dth per day of winter peaking service. The annual demand charge for transportation service was $52.4 million in 2002. Questar Gas periodically releases excess capacity and receives a credit from Questar Pipeline for the released-capacity revenues and a portion of Questar Pipeline's interruptible-transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $73.2 million in 2002, $72.9 million in 2001 and $73.7 million in 2000, which included demand charges. The costs of these services were included in cost of gas sold.

        Wexpro, an affiliated company, manages and develops certain properties owned by Questar Gas under the terms of the Wexpro Agreement. The company receives a portion of Wexpro's income from oil operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $1.7 million in 2002, $2.9 million in 2001 and $4.8 million in 2000. The amounts that Questar Gas paid Wexpro for the operation of gas properties owned by Questar Gas were $94.8 million in 2002, $88.8 million in 2001 and $73.7 million in 2000. Questar Gas reports these amounts in cost of gas sold.

        Also included in cost of gas sold are amounts paid to Questar Gas Management, an affiliate, for gathering of company-owned gas and purchased gas. These costs amounted to $9.8 million in 2002, $8.2 million in 2001 and $8.5 million in 2000. Gas purchased from Shenandoah Energy, an affiliate, amounted to $1.2 million in 2002 and $807,000 in 2001. Questar Gas purchased gas from Questar Energy Trading amounting to $817,000 in 2002, $2.1 million in 2001 and $9.3 million in 2000.

        Questar Gas has a 10-year lease with an affiliate for some space in an office building located in Salt Lake City, Utah, with an option to renew. Rent expense was $1.4 million in 2002, $1.3 million in 2001 and $1.3 million in 2000. The annual lease payment for each of the next five years following 2002 is $1.4 million.

        Questar InfoComm Inc. is an affiliated company that provides data processing and communication services to Questar Gas. Direct charges paid by the company to Questar InfoComm were $15.5 million in 2002, $12.8 million in 2001 and $15.4 million in 2000.

        Questar charged Questar Gas for certain administrative functions amounting to $3.5 million in 2002, $5.4 million in 2001 and $6.2 million in 2000. These costs are included in operating and maintenance expenses and are allocated based on each affiliated company's proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

        Questar Gas borrowed cash from Questar and incurred debt expense of $121,000 in 2002, $5 million in 2001 and $3.5 million in 2000.

Note 10—Supplemental Gas and Oil Information (Unaudited)

        The following information discusses the company's gas and oil producing activities. All of the properties are cost-of-service properties with the return on investment established by state regulatory agencies. Wexpro, an affiliated company, develops gas and oil reserves owned by Questar Gas. Questar Gas has not incurred any costs for gas and oil producing activities for the three years ended December 31, 2002. See Note 9 for the amounts paid by Questar Gas to Wexpro.

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

Questar Gas does not have any long-term supply contracts with foreign governments or reserves of equity investees.

	Natural Gas	Oil
	(MMcf)	(Mbbl)
Proved Reserves
Balance at January 1, 2000	353,683	3,289
Revisions of estimates	16,523	504
Extensions and discoveries	50,351	234
Production	(41,546)	(579)

Balance at December 31, 2000	379,011	3,448
Revisions of estimates	(11,465)	275
Extensions and discoveries	76,042	479
Production	(37,907)	(515)

Balance at December 31, 2001	405,681	3,687
Revisions of estimates	(658)	(122)
Extensions and discoveries	56,085	675
Production	(41,208)	(501)

Balance at December 31, 2002	419,900	3,739

Proved-Developed Reserves
Balance at January 1, 2000	345,654	3,228
Balance at December 31, 2000	362,748	3,318
Balance at December 31, 2001	400,461	3,640
Balance at December 31, 2002	395,821	3,481

QUESTAR GAS COMPANY
Schedule of Valuation and Qualifying Accounts
December 31, 2002
(in thousands)

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off	Column E Ending Balance
Year Ended December 31, 2002
Allowance for bad debts	$2,206	$6,138	$5,874	$2,470
Year Ended December 31, 2001
Allowance for bad debts	1,185	6,464	5,443	2,206
Year Ended December 31, 2000
Allowance for bad debts	1,006	2,760	2,581	1,185

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Questar Gas has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.

PART III

        The Company, as the wholly-owned subsidiary of a reporting company under the Act, is entitled to omit all information requested in PART III (Items 10-13).

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

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
10.3.*	Amendment to Gas Gathering Agreement between the Company and Questar Gas Management Company effective September 1, 1997.
12.	Ratio of earnings to fixed charges.
24.	Power of Attorney.
99.	Certification of D. N. Rose and S. E. Parks.

*
Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

(1)
Wells Fargo Bank Northwest, N.A. serves as the successor trustee.

        (b)  During the fourth quarter of 2002, the Company filed a Current Report on Form 8-K dated December 30, 2002, disclosing details of its general rate case order.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2003.

QUESTAR GAS COMPANY (Registrant)
By	/s/ D. N. ROSE D. N. Rose President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ D. N. ROSE D. N. Rose	President and Chief Executive Officer; Director (Principal Executive Officer)
/s/ S. E. PARKS S. E. Parks	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)
/s/ D. M. CURTIS D. M. Curtis	Vice President and Controller (Principal Accounting Officer)
*R. D. Cash *W. Whitley Hawkins *Robert E. Kadlec *Dixie L. Leavitt *Gary G. Michael *K. O. Rattie *D. N. Rose *Harris H. Simmons	Chairman of the Board Director Director Director Director Director Director Director
March 27, 2003 Date	*By	/s/ D. N. ROSE D. N. Rose, Attorney in Fact

CERTIFICATION

I, D. N. Rose, certify that:

1.
I have reviewed this annual report on Form 10-K of Questar Gas Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003 Date	By:	/s/ D. N. ROSE D. N. Rose President and Chief Executive Officer

CERTIFICATION

I, S. E. Parks, certify that:

1.
I have reviewed this annual report on Form 10-K of Questar Gas Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003 Date	By:	/s/ S. E. PARKS S. E. Parks Vice President, Treasurer, and Chief Financial Officer