Form 10-Q
period 2003-03-31
QUESTAR GAS CO
filed 2003-05-14
CIK 68589

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2003

Common Stock, $2.50 par value	9,189,626 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
QUESTAR GAS COMPANY
STATEMENT OF INCOME
(Unaudited)
	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

	(In Thousands)

REVENUES	$235,403	$261,259	$569,655	$655,243

OPERATING EXPENSES
Cost of natural gas sold	144,635	177,129	337,800	445,520
Operating and maintenance	28,540	26,651	107,433	104,989
Depreciation	10,603	9,723	40,651	35,992
Other taxes	2,919	2,866	9,601	8,797

TOTAL OPERATING EXPENSES	186,697	216,369	495,485	595,298

OPERATING INCOME	48,706	44,890	74,170	59,945

INTEREST AND OTHER INCOME	489	466	2,352	4,216

DEBT EXPENSE	(5,915)	(5,729)	(22,681)	(23,623)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	43,280	39,627	53,841	40,538

INCOME TAXES	17,276	15,461	19,604	14,219

INCOME BEFORE CUMULATIVE
EFFECT	26,004	24,166	34,237	26,319

Cumulative effect of accounting change
for asset retirement obligations, net
of income taxes of $204	(334)		(334)

NET INCOME	$ 25,670	$ 24,166	$ 33,903	$ 26,319

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEET

	March 31,		December 31,
	2003	2002	2002
	(Unaudited)

	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 11,755	$ -	$ 2,993
Notes receivable from Questar Corp.	50,000	10,500
Accounts receivable, net	103,618	121,404	90,738
Inventories, at lower of average cost or market
Gas stored underground	13,504	913	22,742
Materials and supplies	4,360	3,154	4,073
Prepaid expenses and other	1,475	987	1,474
Deferred income taxes - current	7,865	9,063	5,047

Total current assets	192,577	146,021	127,067

Property, plant and equipment	1,201,824	1,152,389	1,193,553
Less accumulated depreciation and amortization	523,221	499,006	513,485

Net property, plant and equipment	678,603	653,383	680,068

Regulatory and other assets	25,884	22,351	19,004
Goodwill	5,652	5,879	5,652

	$ 902,716	$ 827,634	$ 831,791

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Checks outstanding in excess of cash balances	$ -	$ 1,317	$ -
Notes payable to Questar Corp.			36,400
Accounts payable and accrued expenses	88,568	102,035	85,388
Purchased-gas adjustments	20,698	23,849	13,282
Current portion of long-term debt	64,000

Total current liabilities	173,266	127,201	135,070
Long-term debt, less current portion	290,000	285,000	285,000
Deferred income taxes and investment tax credits	95,386	85,394	94,720
Other long-term liabilities	10,816	6,069	3,173
Common shareholder's equity
Common stock	22,974	22,974	22,974
Additional paid-in capital	121,875	121,875	121,875
Retained earnings	188,399	179,121	168,979

Total common shareholder's equity	333,248	323,970	313,828

	$ 902,716	$ 827,634	$ 831,791

See notes to the financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	3 Months Ended
	March 31,
	2003	2002

	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 25,670	$ 24,166
Depreciation	11,169	10,518
Deferred income taxes and investment tax credits	(1,947)	(11,099)
Net (gain) loss from selling assets	94	(47)
Cumulative effect of accounting change	334

	35,320	23,538
Change in operating assets and liabilities	6,815	62,986

NET CASH PROVIDED FROM OPERATING
ACTIVITIES	42,135	86,524

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(9,926)	(9,419)
Proceeds from disposition of assets	203	437

NET CASH USED IN INVESTING
ACTIVITIES	(9,723)	(8,982)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balance		1,317
Issuance of long-term debt	110,000
Repayment of long-term debt	(41,000)
Increase in notes receivable from Questar Corp.	(50,000)	(10,500)
Decrease in notes payable to Questar Corp.	(36,400)	(66,600)
Payment of dividends	(6,250)	(6,125)

NET CASH USED IN FINANCIAL ACTIVITIES	(23,650)	(81,908)

Change in cash and cash equivalents	8,762	(4,366)
Beginning cash and cash equivalents	2,993	4,366

Ending cash and cash equivalents	$ 11,755	$ -

See notes to the financial statements

QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and twelve-month periods ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The impact of abnormal weather on gas distribution earnings is mitigated by the operations of a weather-normalization adjustment. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Note 2 - New Accounting Standard

On January 1, 2003, Questar Gas adopted Statement of Financial Accounting Standards 143 (SFAS 143) "Accounting for Asset Retirement Obligations." As a result, the Company recorded a $334,000 after tax charge for the cumulative effect of this accounting change and a $582,000 long-term asset retirement obligation (liability). SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires the Company to estimate a fair value of abandonment costs and to capitalize and depreciate those costs over the life of the related assets. The provisions of SFAS 143 did not apply to a majority of the Company's long-lived distribution-system assets due to the lack of a legal obligation to abandon the assets or to an indefinite abandonment date. The new accounting rules allow deferral of an obligation until the abandonment date is known.

A regulatory asset amounting to $6.6 million was recorded by Questar Gas reflecting a retroactive charge for the abandonment costs associated with gas wells operated on its behalf by Wexpro. The regulatory asset will be amortized as the gas wells are plugged and abandoned.

The asset retirement obligation is adjusted to a present value each period through an accretion process using a credit-adjusted risk-free interest rate. Both the accretion expense associated with the liability and the depreciation associated with the capitalized abandonment costs are non-cash expenses until the asset is retired. The ongoing accretion and depreciation expenses associated with SFAS 143 that will directly affect income are insignificant.

Note 3 - Financing

On January 24, 2003, Questar Gas issued $40 million of medium-term notes with an effective interest rate of 5.02% and a ten-year life. The proceeds were used to redeem $41 million of debt with a coupon rate of 8.4%. A $1.7 million call premium was paid. This issue completed a Form S-3 shelf registration for issuance of up to $100 million of medium-term notes filed by Questar Gas in the third quarter of 2001.

On February 27, 2003, Questar Gas filed a shelf registration statement for the issuance of up to $70 million of medium-term notes. In March 2003, Questar Gas sold $70 million of 15-year notes with a coupon rate of 5.31%. On April 24, 2003, proceeds from the offering were used to replace $64 million of higher-cost debt issued in 1992 and 1993 with a weighted-average interest rate of 8.11%. A call premium of $2.6 million was paid.

Note 4 - Reclassifications

Certain reclassifications were made to the 2002 financial statements to conform with the 2003 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR GAS COMPANY
March 31, 2003
(Unaudited)
Operating Results
Following is a summary of financial and operating information for the Company:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

FINANCIAL RESULTS - (In Thousands)
Revenues
From unaffiliated customers	$234,514	$260,958	$567,391	$653,169
From affiliates	889	301	2,264	2,074

Total revenues	235,403	261,259	569,655	655,243
Cost of natural gas sold	144,635	177,129	337,800	445,520

Margin	$ 90,768	$ 84,130	$231,855	$209,723

Operating income	$ 48,706	$ 44,890	$ 74,170	$ 59,945

Income before cumulative effect	$ 26,004	$ 24,166	$ 34,237	$ 26,319
Cumulative effect of accounting change	(334)		(334)

Net income	$ 25,670	$ 24,166	$ 33,903	$ 26,319

OPERATING STATISTICS
Natural gas volumes (in thousands of
Decatherms)
Residential and commercial sales	35,468	43,361	82,903	90,307
Industrial sales	3,227	3,440	10,516	10,857
Transportation for industrial customers	9,552	11,860	44,151	51,770

Total industrial	12,779	15,300	54,667	62,627

Total deliveries	48,247	58,661	137,570	152,934

Natural gas revenue (per Decatherm)
Residential and commercial	$ 6.08	$ 5.51	$ 6.01	$ 6.35
Industrial sales	4.30	4.85	3.96	5.02
Transportation for industrial customers	0.19	0.15	0.16	0.13
Heating degree days
colder (warmer) than normal	(11%)	21%	(8%)	8%
Average temperature-adjusted usage per
Customer (Decatherms)	52.1	50.9	118.6	118.9
Number of customers at March 31,
Residential and commercial	752,148	733,907
Industrial	1,286	1,315

Total	753,434	735,222

Revenues less cost of gas sold (margin)

Questar Gas's margin was 8% higher in the first quarter of 2003 compared with the first quarter of 2002 due to a general rate increase, customer additions and higher usage per customer. Effective December 30, 2002, the Public Service Commission of Utah (PSCU) issued an order approving an $11.2 million general rate increase for Questar Gas using an 11.2% return on equity. The rate increase also reflects year-end 2002 usage per customer and costs. The number of customers increased year over year by 18,212 or 2.5%. Temperature adjusted usage per customer increased 2.4% in the first quarter of 2003 compared with the first quarter of 2002.

The margin for the 12 months ended March 31, 2003, was 11% higher when compared with the same period of 2002 due to the factors discussed for the first quarter. In addition, the 2003 period benefited from the one-time recovery in August 2002 of $3.8 million of gas costs previously denied. In addition, beginning in 2002, the PSCU authorized Questar Gas to recover the gas-cost portion of bad debt expense in pass-through gas costs. Starting in 2003, contributions in aid of construction were recorded as a reduction in rate base rather than revenue as required by the Utah general rate case.

While warmer temperatures in 2003 resulted in a decrease in the gas volumes delivered, the financial effect was mitigated by a weather-normalization adjustment (WNA) in the Company's rates. The WNA has the same leveling effect when temperatures are colder than normal. Generally under the WNA, rates are designed to recover non-gas costs based on normal temperatures.

Gas volumes delivered to industrial customers were 16% lower in the first quarter and 13% in the 12 months ended March 31, 2003, due to a decrease of gas used to generate electricity and in manufacturing processes.

Expenses

Operating and maintenance expenses were 7% higher in the 3-month period and 2% higher in the 12-month period ended March 31, 2003, when compared to the same periods in the previous year, primarily due to higher labor-related costs. Labor-related expenses have increased primarily because of higher costs of pension and other long-term benefit programs and less capitalization of labor costs. Higher depreciation expense in the 2003 periods reflects increased investment in computer equipment and software, which are depreciated over a shorter life than other assets.

Debt expense was higher in the first quarter comparison due to debt refinancing. Debt expense was accrued on both the new debt and the debt to be replaced during the 30-day call period.

The effective income tax rate for the first quarter was 39.9% in 2003 and 39.0% in 2002. An income tax credit for non-conventional fuel credits expired for gas and oil produced after December 31, 2002. However, the lost revenue was considered in setting rates in Questar Gas's general rate increase effective December 30, 2002. The Company realized $.4 million of non-conventional fuel tax credits in the first quarter of 2002.

Cumulative effect of change in accounting method

On January 1, 2003, the Company adopted a new accounting rule, SFAS 143, "Accounting for Asset Retirement Obligations" and recorded a cumulative effect that reduced net income by $334,000. Another $6.6 million, before income taxes, was recorded as a regulatory asset representing the accumulated SFAS 143 costs incurred by Wexpro for gas wells operated on behalf of Questar Gas. This asset will be amortized as the wells are plugged and abandoned. The ongoing accretion and depreciation expenses associated with SFAS 143 that will directly affect income are insignificant.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first quarter of 2003 was $44.4 million less than was provided during the first quarter of 2002, primarily due to changes in operating assets and liabilities. The change in the over-collected purchased-gas adjustment account was $24.7 million less in the first quarter of 2003. In addition, a warmer winter in 2003 led to reduced gas withdrawals from storage of $16 million.

Investing Activities

Capital expenditures were $9.9 million for the first quarter of 2003 and are estimated to reach $79.5 million for calendar year 2003. Questar Gas' forecasted capital investment in 2003 includes approximately $20 million to replace an aging Customer Information System. Questar Gas intends to include these costs in a future general rate case.

Financing Activities

Net cash provided from operating activities in the first quarter allowed the Company to finance capital expenditures, pay dividends, eliminate short-term debt and loan excess cash to Questar Corp. Capital expenditures for the remainder of 2003 are expected to be financed from net cash flow provided from operating activities.

Questar Gas issued $110 million of medium-term notes in the first quarter of 2003 and used the proceeds to replace existing medium-term notes that had higher coupon rates. The $64 million current portion of long-term debt at March 31, 2003 reflects a 30-day call notification period that extended past March 31, 2003.

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

Adverse changes in the business or financial condition of the Company; and

Lower credit ratings.

Item 4. Controls and Procedures

     a. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act.

     b. Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

Part II OTHER INFORMATION

Item 5. Other Information.

          D. N. Rose, age 58, resigned as a director of Questar Gas Company ("Questar Gas" or the "Company") effective May 1, 2003, concurrently with his retirement as an employee and resignation as the Company's President and Chief Executive Officer. Mr. Rose had served as a director of Questar Gas since May of 1984 and as its President and Chief Executive Officer since October of 1984.

          As previously announced, Alan K. Allred, age 52, was appointed to succeed Mr. Rose as the Company's President and Chief Executive Officer. During his 25 years of service with Questar Gas and its affiliates, Mr. Allred has served in a number of key leadership roles including Manager of Regulatory Affairs (October 1997 to November 2000), Vice President, Business Development (November 2000 to March 2002), Senior Vice President (March 2002 to November 2002,) and Executive Vice President and Chief Operating Officer (November 2002 to May 2003). He will also be elected to serve as a director of the Company at its annual meeting scheduled for May 20, 2003.

Item 6. Exhibits and Reports on Form 8-K. a. The following exhibits are being filed as part of this report.

Exhibit No.	Exhibit

99.1	Certification of A. K. Allred and S. E. Parks

b. Questar Gas did not file any Current Reports on Form 8-K during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY (Registrant)

May 14, 2003	/s/ A. K. Allred

A. K. Allred President and Chief Executive Officer

May 14, 2003	/s/S. E. Parks

S. E. Parks Vice President, Treasurer, and Chief Financial Officer

CERTIFICATION

I, A. K. Allred, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Gas Company;

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

May 14, 2003	By: /s/A. K. Allred

Date	A. K. Allred President and Chief Executive Officer

CERTIFICATION

I, S. E. Parks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Gas Company;

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

May 14, 2003	By: /s/S. E. Parks

Date	S. E. Parks Vice President, Treasurer, and Chief Financial Officer

List of Exhibits:

Exhibit No.	Exhibit

99.1	Certification of A. K. Allred and S. E. Parks

Exhibit 99.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Questar Gas Company (the "Company") on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), A. K. Allred, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President, Treasurer and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

                    (1)  The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

                    (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR GAS COMPANY

May 14, 2003	/s/A. K. Allred

A. K. Allred President and Chief Executive Officer

May 14, 2003	/s/S. E. Parks

S. E. Parks Vice President, Treasurer and Chief Financial Officer

          A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

          This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.