Form 10-Q
period 2003-06-30
QUESTAR GAS CO
filed 2003-08-13
CIK 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 1-935

QUESTAR GAS COMPANY

(Exact name of registrant as specified in its charter)
State of Utah (State or other jurisdiction of incorporation or organization)	87-0155877 (IRS Employer Identification Number)

P.O. Box 45360 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2003

Common Stock, $2.50 par value	9,189,626 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2003	2002	2003	2002	2003	2002

	(In Thousands)

REVENUES	$ 91,162	$ 82,801	$ 326,565	$ 344,060	$ 578,016	$ 627,339

OPERATING EXPENSES
Cost of natural gas sold	54,481	48,062	199,116	225,191	344,219	416,982
Operating and maintenance	24,130	23,747	52,670	50,398	107,816	105,759
Rate refund obligation	22,000		22,000		22,000
Depreciation and amortization	9,801	9,937	20,404	19,660	40,515	37,539
Other taxes	2,832	2,828	5,751	5,694	9,605	8,881

TOTAL OPERATING EXPENSES	113,244	84,574	299,941	300,943	524,155	569,161

OPERATING INCOME (LOSS)	(22,082)	(1,773)	26,624	43,117	53,861	58,178

INTEREST AND OTHER INCOME	634	904	1,123	1,370	2,082	4,089

DEBT EXPENSE	(5,245)	(5,593)	(11,160)	(11,322)	(22,333)	(23,261)

INCOME (LOSS) BEFORE INCOME
TAXES AND CUMULATIVE EFFECT	(26,693)	(6,462)	16,587	33,165	33,610	39,006

INCOME TAXES	(10,235)	(2,953)	7,041	12,508	12,322	13,668

INCOME (LOSS) BEFORE
CUMULATIVE EFFECT	(16,458)	(3,509)	9,546	20,657	21,288	25,338

Cumulative effect of accounting change
For asset retirement obligations, net of
Income taxes of $204			(334)		(334)

NET INCOME (LOSS)	($ 16,458)	($ 3,509)	$ 9,212	$ 20,657	$ 20,954	$ 25,338

See notes to the financial statements
QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS

	June 30,		December 31,
	2003	2002	2002
	(Unaudited)

	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 113		$ 2,993
Notes receivable from Questar Corp.		$ 20,400
Accounts receivable, net	41,259	42,215	90,738
Inventories, at lower of average cost or market
Gas stored underground	16,993	12,769	22,742
Materials and supplies	5,134	3,203	4,073
Prepaid expenses and other	998	605	1,474
Deferred income taxes - current	222	6,683	5,047

Total current assets	64,719	85,875	127,067

Property, plant and equipment	1,216,302	1,155,159	1,193,553
Less accumulated depreciation and amortization	529,485	497,164	513,485

Net property, plant and equipment	686,817	657,995	680,068

Regulatory and other assets	27,136	19,678	19,004
Goodwill	5,652	5,879	5,652

	$ 784,324	$ 769,427	$ 831,791

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Checks outstanding in excess of cash balances		$ 2,699
Notes payable to Questar Corp.	$ 4,000		$ 36,400
Accounts payable and accrued expenses	67,358	57,541	85,388
Purchased-gas adjustments	584	17,588	13,282

Total current liabilities	71,942	77,828	135,070

Long-term debt	290,000	285,000	285,000
Deferred income taxes and investment tax credits	101,202	86,815	94,720
Other long-term liabilities	10,640	5,448	3,173
Common shareholder's equity
Common stock	22,974	22,974	22,974
Additional paid-in capital	121,875	121,875	121,875
Retained earnings	165,691	169,487	168,979

Total common shareholder's equity	310,540	314,336	313,828

	$ 784,324	$ 769,427	$ 831,791

See notes to the financial statements
QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	6 Months Ended
	June 30,
	2003	2002

	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 9,212	$ 20,657
Depreciation and amortization	21,928	21,195
Deferred income taxes and investment tax credits	11,512	(7,298)
Net (gain) loss from asset sales	169	(53)
Cumulative effect of accounting change	334

	43,155	34,501
Change in operating assets and liabilities	22,635	81,949

NET CASH PROVIDED FROM OPERATING ACTIVITIES	65,790	116,450

INVESTING ACTIVITIES
Capital expenditures	(29,035)	(24,232)
Proceeds from (cash used in) disposition of assets	265	(33)

NET CASH USED IN INVESTING ACTIVITIES	(28,770)	(24,265)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balance		2,699
Issuance of long-term debt	110,000
Repayment of long-term debt	(105,000)
Increase in notes receivable from Questar Corp.		(20,400)
Decrease in notes payable to Questar Corp.	(32,400)	(66,600)
Payment of dividends	(12,500)	(12,250)

NET CASH USED IN FINANCING ACTIVITIES	(39,900)	(96,551)

Change in cash and cash equivalents	(2,880)	(4,366)
Beginning cash and cash equivalents	2,993	4,366

Ending cash and cash equivalents	$ 113	$ -

See notes to the financial statements
QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-, six- and twelve-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The impact of abnormal weather on gas distribution earnings is partially reduced by the operations of a weather-normalization adjustment. For further information refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 filed by Questar Gas Company (Questar Gas or the Company).

Note 2 - Utah Supreme Court Order in Questar Gas Carbon Dioxide Case

The Utah Supreme Court issued an order reversing a decision made by the Public Service Commission of Utah (PSCU) in August of 2000 concerning certain processing costs incurred by Questar Gas. The court ruled that the PSCU did not comply with its responsibilities and regulatory procedures when approving a stipulation in Questar Gas's general rate case filed in December of 1999. The stipulation permitted Questar Gas to collect $5 million per year in rates to recover costs incurred to reduce the level of carbon dioxide in gas volumes delivered to customers. The Committee of Consumer Services, a Utah state agency, appealed the PSCU's decision because the PSCU did not address whether or not the costs were prudently incurred. The Supreme Court heard the appeal in June of 2003 and issued an order on August 1, 2003.

The Committee of Consumer Services had argued that the costs of carbon dioxide removal should have been borne by nearby gas producers, not Questar Gas customers. The Committee argued that Questar Pipeline Company (Questar Pipeline), a Questar Gas affiliate, should have sought Federal Energy Regulatory Commission (FERC) approval to modify its pipeline transportation tariff to force gas producers in central Utah to remove carbon dioxide from the gas before delivery for transport on Questar Pipeline.

As a result of the Supreme Court's order, Questar Gas recorded a $22 million liability for a potential refund to gas distribution customers. The liability reflects revenue received for processing costs from June of 1999 through June of 2003. This charge reduces Questar Gas's net income by $13.6 million. Going forward, for the safety of Questar Gas's customers, the Company intends to continue operating the plant to remove carbon dioxide from the gas stream. The cost for the second half of 2003 will be approximately $1.6 million after tax. Thereafter, annual costs will be approximately $3.2 million after tax. Recording the liability did not have a material impact on credit, cash or liquidity of Questar Gas.

The processing plant was constructed and is operated by Questar Transportation Services, a subsidiary of Questar Pipeline. Questar Gas determined that contracting with Questar Transportation Services was the lowest cost alternative.

Questar Gas believes that it acted prudently and in the best interests of its customers to incur the processing costs. It will pursue legal and regulatory avenues to recover processing costs incurred historically and to collect such costs in future rates.

Note 3 - New Accounting Standard

On January 1, 2003, Questar Gas adopted Statement of Financial Accounting Standards 143 (SFAS 143) "Accounting for Asset Retirement Obligations." As a result, the Company recorded a $334,000 after tax charge for the cumulative effect of this accounting change and a $582,000 long-term asset retirement obligation. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires the Company to estimate a fair value of abandonment costs and to capitalize and depreciate those costs over the life of the related assets. The provisions of SFAS 143 did not apply to a majority of the Company's long-lived distribution-system assets due to lack of a legal obligation to abandon the assets or to an indeterminable abandonment date. The new accounting rules allow deferral of an obligation until the abandonment date is known.

A regulatory asset amounting to $6.6 million, reflecting a retroactive charge, was recorded by Questar Gas for the abandonment costs associated with gas wells operated on its behalf by Wexpro. The regulatory asset will be reduced as gas wells are plugged and abandoned.

The asset retirement obligation (liability) is adjusted to its present value each period through an accretion process using a credit-adjusted risk-free interest rate. Both the accretion expense associated with the liability and the depreciation associated with the capitalized abandonment costs are non-cash expenses until the asset is retired.

Note 4 - Financing

On January 24, 2003, Questar Gas issued $40 million of medium-term notes with an effective interest rate of 5.02% and a ten-year life. The proceeds were used to redeem $41 million of debt with a coupon rate of 8.4%. Questar Gas paid a $1.7 million call premium. This issue completed a Form S-3 shelf registration for issuance of up to $100 million of medium-term notes filed by Questar Gas in the third quarter of 2001.

On February 27, 2003, Questar Gas filed a shelf registration statement for the issuance of up to $70 million of medium-term notes. In March 2003, Questar Gas sold $70 million of 15-year notes with a coupon rate of 5.31%. On April 24, 2003, proceeds from the offering were used to redeem $64 million of higher-cost debt issued in 1992 and 1993 with a weighted-average interest rate of 8.11%. Questar Gas paid a call premium of $2.6 million.

Note 5 - Reclassifications

Certain reclassifications were made to the 2002 financial statements to conform with the 2003 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
QUESTAR GAS COMPANY
June 30, 2003
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2003	2002	2003	2002	2003	2002

FINANCIAL RESULTS - (in thousands)
Revenues
From unaffiliated customers	$90,594	$82,004	$325,108	$342,962	$575,981	$625,314
From affiliates	568	797	1,457	1,098	2,035	2,025

Total revenues	91,162	82,801	326,565	344,060	578,016	627,339
Cost of natural gas sold	54,481	48,062	199,116	225,191	344,219	416,982

Margin	$36,681	$34,739	$127,449	$118,869	$233,797	$210,357

Operating income (loss)	($22,082)	($1,773)	$ 26,624	$ 43,117	$ 53,861	$ 58,178

Income (loss) before cumulative effect	($16,458)	($3,509)	$ 9,546	$ 20,657	$ 21,288	$ 25,338
Cumulative effect of accounting change			(334)		(334)

Net income (loss)	($16,458)	($ 3,509)	$ 9,212	$ 20,657	$ 20,954	$ 25,338

OPERATING STATISTICS
Natural gas volumes (in MDth)
Residential and commercial sales	12,999	10,784	48,467	54,145	85,118	89,669
Industrial sales	2,201	2,356	5,428	5,796	10,361	10,694
Transportation for industrial customers	9,421	9,831	18,973	21,691	43,741	47,030

Total industrial	11,622	12,187	24,401	27,487	54,102	57,724

Total deliveries	24,621	22,971	72,868	81,632	139,220	147,393

Natural gas revenue (per Decatherm)
Residential and commercial	$ 5.82	$ 6.01	$ 6.01	$ 5.61	$5.99	$ 6.12
Industrial sales	4.23	4.33	4.27	4.64	3.94	4.86
Transportation for industrial customers	0.19	0.17	0.19	0.16	0.17	0.14
Heating degree days colder (warmer)
than normal	1%	(19%)	(9%)	12%	(5%)	7%
Average temperature adjusted usage
per customer (Dth)	17.2	16.3	69.3	67.2	118.3	118.4
Number of customers at June 30,
Residential and commercial	748,512	728,881
Industrial	1,282	1,299

Total	749,794	730,180

Revenues less cost of natural gas sold (margin)

Questar Gas's margin was higher in the 2003 periods presented compared with the 2002 periods due to a general rate increase, customer additions and higher usage per customer. Effective December 30, 2002, the Public Service Commission of Utah (PSCU) issued an order approving an $11.2 million general rate increase for Questar Gas using an 11.2% return on equity. The rate increase also reflects year-end 2002 usage per customer and costs. The number of customers increased 19,614 or 2.7% in the year over year comparison. Temperature adjusted usage per customer grew by 6% in the second quarter and 3% in the first half of 2003 compared with the same periods in 2002. This positive change in usage per customer is not expected to continue. Questar Gas received PSCU approval to pass-through a 25% increase in natural gas costs in rates beginning July 1, 2003.

The margin for the 12-months ended June 30, 2003 was higher when compared with the corresponding period of 2002 due to several factors in addition to those discussed above. The 2003 period benefited from an August 2002 one-time recovery of $3.8 million of gas costs previously denied. The PSCU order allowing the recovery was later reversed by a Utah Supreme Court ruling dated August 1, 2003. In addition, the PSCU authorized Questar Gas to recover the gas cost portion of bad debt expense in its pass through gas costs. Starting in 2003, the Utah general rate case required recording contributions in aid of construction as a reduction of rate base rather than in revenues.

The weather-normalization adjustment (WNA) mitigates the financial effect of temperatures that are either colder or warmer than normal. Generally, under the WNA customers pay for non-gas costs based on normal temperatures.

Gas volumes delivered to industrial customers were lower in the 2003 periods presented due to decreased gas usage for generation of electricity and in manufacturing processes.

Expenses

Operating and maintenance expenses were higher in the 2003 periods presented when compared to the same periods in 2002 due primarily to higher labor-related costs. Labor-related expenses have increased primarily because of higher costs of pension and benefit programs and less capitalization of labor costs. Higher depreciation expense in the first half of 2003 reflects increased investment in computer equipment and software, which are depreciated over a shorter life than assets placed in the ground.

The Utah Supreme Court issued an order reversing decisions made by the PSCU in August of 2000 and August of 2002. The PSCU originally permitted Questar Gas to collect $5 million per year to recover costs incurred to process certain gas volumes delivered to customers. In August 2002, the PSCU allowed an additional $3.8 million of recovery from a previous period. As a result of the order, Questar Gas recorded a $22 million liability reflecting a potential refund of processing costs collected in rates from June of 1999 through June of 2003.

Debt expense was lower in the 2003 periods presented when compared with the 2002 periods as a result of refinancing long-term debt and a lower purchased-gas account. Questar Gas incurs a carrying charge on the purchased-gas account obligation.

The effective income tax rate for the first half was 42.6% in 2003 and 37.7% in 2002. An income tax credit for non-conventional fuel credits expired for gas produced after December 31, 2002. However, the expired tax credit was considered in setting rates in Questar Gas's general rate increase effective December 30, 2002. The Company realized $.8 million of non-conventional fuel tax credits in the first half of 2002.

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

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first half of 2003 was $50.7 million less than was provided during the first half of 2002, primarily due to changes in operating assets and liabilities. The change in the over-collected purchased-gas adjustment account was $38.6 million less in the first half of 2003. In addition, a warmer winter and higher gas prices in 2003 resulted in more gas volumes in storage at a higher average cost.

Investing Activities

Capital expenditures were $29.0 million for the first half of 2003 and are estimated to reach $81.3 million for calendar year 2003. Questar Gas's forecasted capital investment in 2003 includes approximately $17.4 million to replace an aging customer information system. Questar Gas intends to include these costs in a future general rate case.

Financing Activities

Net cash provided from operating activities in the first half allowed the Company to finance capital expenditures, pay dividends and reduce short-term debt. Capital expenditures for the remainder of 2003 are expected to be financed from net cash flow provided from operating activities.

Questar Gas issued $110 million of medium-term notes in the first half of 2003 and used the proceeds to replace $105 million of existing medium-term notes that had higher coupon rates.

OTHER INFORMATION

Purchased-Gas Cost Filings

Effective July 1, 2003, the PSCU approved a $146.4 million pass-on increase in annual gas costs for Utah customers. The Public Service Commission of Wyoming granted Questar Gas permission to pass on a $6.8 million increase in gas costs to Wyoming customers also effective July 1, 2003. The increased gas costs were attributed to a forecast of higher gas prices in the Rockies. Pass-on rate increases or decreases result in dollar for dollar adjustments of revenues and gas costs without affecting the earnings of Questar Gas.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

          a.   On May 28, 2003, Questar Gas Company (Questar Gas or the Company) filed a semi-annual application with the Public Service Commission of Wyoming (the PSCW) requesting permission to reflect an annualized gas cost of $19,656,313 in its rates through a balancing account effective July 1, 2003. This number reflects an increase of $6,758,000, which represents an increase of 28.11 percent in the total rate for the average Wyoming general service customer. In the application, the Company attributed the increased costs to price forecasts for gas volumes in the Rocky Mountain Region. By Notice and Order dated July 2, 2003, the PSCW authorized Questar Gas to reflect the increase in its rates effective July 1, 2003.

          b.   The Company filed a similar gas cost application with the Public Service Commission of Utah (the PSCU) on May 30, 2003. In it, Questar Gas requested permission to reflect an annualized gas cost of $483,696,978, in its rates effective July 1, 2003. The Utah increase of $146,357,000 represents an increase of 24.57 percent in the total rate for the average Utah general service customer. The PSCU, by Interim Order dated June 20, 2003, authorized Questar Gas to reflect the increase in its rates effective July 1, 2003.

          c.   The PSCU has set a date of August 18, 2003 for a scheduling conference involving a general rate case of Questar Gas. This conference was set following the receipt of an order from the Supreme Court of Utah issued on August 1, 2003. The Utah court ruled that the PSCU did not comply with its responsibilities and regulatory procedures when approving a stipulation in Questar Gas's general rate case in August of 2000. The stipulation permitted Questar Gas to reflect $5 million in rates per year to recover processing costs to remove carbon dioxide from gas volumes delivered to its customers. See the Company's Current Report on Form 8-K filed on August 1, 2003.

          The Committee of Consumer Services, a Utah state agency whose appeal was responsible for the order described above, filed a petition with the PSCU on August 8, 2003. This petition requests the PSCU to set new rates for Questar Gas effective September 1, 2003, to reflect a refund credit plus interest associated with historic processing costs and to eliminate the recovery of future processing costs.

          Questar Gas continues to strongly believe that it acted prudently and in the best interests of customers when it incurred the processing costs. Pending the outcome of the PSCU's actions, the Company is recording an after-tax reduction of $13.6 million in its financial results for the three- and six-month periods ending June 30, 2003.

Item 4. Submission of Maters to a Vote of Security Holders.

          Questar Gas held its annual meeting on Tuesday, May 20, 2003. The following individuals were elected to serve one-year terms as directors:  Alan K. Allred, W. Whitley Hawkins, Robert E. Kadlec, Dixie L. Leavitt, Gary G. Michael, Keith O. Rattie, and Harris H. Simmons. All of the Company's outstanding shares are owned by Questar Regulated Service Company and were voted in favor of the nominees.

          Mr. Allred, who was elected to serve as the Company's President and Chief Executive Officer as of May 1, 2003, was elected to replace his predecessor, D. N. Rose, as a director. R. D. Cash, who had served as the Chairman of the Board since May of 1985, did not stand for reelection..

Item. 5. Other Information.

          On May 20, 2003, Keith O. Rattie, age 49, was elected to replace R. D. Cash as Chairman of the Board. Mr. Rattie, age 49, served as Vice Chairman of the Board since May of 2001. He also serves as President and Chief Executive Officer of Questar Corporation.

Item 6. Exhibits and Reports on Form 8-K.

a. The following exhibits are being filed as part of this report.

Exhibit No.	Exhibit

3.	Bylaws (as amended effective August 12, 2003).

31.1	Certification signed by A. K. Allred, Questar Gas Company's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification signed by S. E. Parks, Questar Gas Company's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
b. Questar Gas did not file any Current Reports on Form 8-K during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY (Registrant)
August 13, 2003	/s/ A. K. Allred

Date	A. K. Allred
President and Chief Executive Officer

August 13, 2003	/s/S. E. Parks

Date	S. E. Parks
Vice President, Treasurer, and Chief Financial Officer

Exhibit 3

BYLAWS

Of

QUESTAR GAS COMPANY
A Utah Corporation

OFFICES

SECTION 1. The principal office shall be in the City of Salt Lake, County of Salt Lake, State of Utah.

The Corporation may also have an office at such other places as the Board of Directors may from time to time appoint or the business of the Corporation may require.

SEAL

        SECTION 2.  The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization, and the words "Corporate Seal, Utah." Said seal may be used by causing it, or a facsimile thereof, to be impressed or affixed or reproduced, or otherwise.

STOCKHOLDERS' MEETINGS

        SECTION 3.  The annual meeting of stockholders shall be held on the third Tuesday of May at such time and in such location as set by the Chairman of the Board, provided that advance notice of such time and location for such meeting shall be given to stockholders and directors. At the annual meeting, the stockholders shall elect directors by majority vote and transact such other business as may properly be brought before the meeting.

SECTION 4. The Board of Directors may direct the calling of special meetings of the stockholders at such time and place as the Board may deem necessary.

        SECTION 5.  Holders of a majority of the stock issued and outstanding, and entitled to vote thereat, present in person or represented by proxy, shall be requisite and shall constitute a quorum at all meetings of the stockholders for the transaction of business, except as otherwise provided by law, by the Articles of Incorporation, or by these Bylaws. If, however, such majority shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or by proxy, shall have power to adjourn the meeting, from time to time, without notice other than announcement at the meeting, until such requisite amount of voting stock shall be present. At such adjourned meeting at which the requisite amount of voting stock shall be represented any business may be transacted which might have been transacted at the meeting as originally notified.

        SECTION 6.  The Secretary shall, but in case of his failure any other officer of the Corporation may, give written or printed notice to the stockholders stating the place, day and hour of each stockholders meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called. Such notice shall be given not less than ten (10) nor more than fifty (50) days before the date of the meeting.

        SECTION 7.  Notice may be given either personally or by mail, and if given by mail, such notice shall be deemed to be delivered when deposited in the United States mails addressed to the stockholder at his address as it appears on the stock transfer books of the Corporation, with postage prepaid thereon.

        SECTION 8.  At any meeting of the stockholders, each outstanding share entitled to vote shall be entitled to one vote upon each matter submitted to a vote. At each meeting of the stockholders, a stockholder may vote in person or vote by proxy that is executed in writing by the stockholder or his duly authorized attorney-in-fact. No proxy shall be valid after 11 months from the date of its execution unless otherwise provided in the proxy. The vote for directors and, upon the demand of any stockholder, the vote upon any question before the meeting, shall be by ballot. All elections shall be had and all questions decided by a plurality vote, except as otherwise provided in these Bylaws, the Articles of Incorporation, or applicable law.

        SECTION 9.  A complete list of stockholders entitled to vote at the ensuing election shall be prepared and be available for inspection by any stockholder beginning two business days after notice is given of the meeting for which the list was prepared and continuing throughout the meeting. The list shall indicate each stockholder's name, address, and number of voting shares.

        A stockholder, directly or through an agent or attorney, has the right to inspect and copy, at his expense, the list of stockholders prepared for each meeting of stockholders. The stockholder must make a written request to examine the list and must examine it during the Corporation's regular business hours.

SECTION 10. Business transacted at all special meetings of the stockholders shall be confined to the objects stated in the call and notice.

        SECTION 11.  Unless otherwise provided in the Articles of Incorporation, any action that may be taken at any annual or special meeting of stockholders may be taken without a meeting and without prior notice upon the receipt of a unanimous written consent.

DIRECTORS

SECTION 12. The property and business of this Corporation shall be managed under the direction of the Board of Directors and shall consist of at least three and not more than nine members.

SECTION 13. The directors may hold their meetings and have one or more offices and keep the books of the Corporation outside of Utah at such places as they may from time to time determine.

        SECTION 14.  In addition to the powers and authority by these Bylaws expressly conferred upon them, the Board may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute of the State of Utah, or by the Articles of Incorporation, or by these Bylaws directed or required to be exercised or done by the stockholders.

COMMITTEE

        SECTION 15.  The Board of Directors may, by resolution or resolutions passed by a majority of the whole Board, designate one or more Committees, one of which said Committees to be known as the Executive Committee, each Committee to consist of two or more of the Directors of the Corporation, which to the extent provided in the Articles of Incorporation or in said resolution or in these Bylaws, shall have and may exercise the powers conferred upon them by the Board of Directors; provided, however, that the Executive Committee when so appointed by resolution of the Board of Directors shall have and may exercise the power of the Board of Directors in the management of the business and affairs of the Corporation, and may have power to authorize the seal of the Corporation to be affixed to all papers which may require it. All Committees, except the Executive Committee, when so appointed, shall have such name or names as may be stated in these Bylaws or may be determined from time to time by resolutions adopted by the Board of Directors.

SECTION 16. The Committees shall keep regular minutes for their proceedings and report the same to the Board of Directors when required.

COMPENSATION OF DIRECTORS

        SECTION 17.  Directors, as such, shall not receive any salary for their services, but the Board of Directors by resolution shall:  fix the fees to be allowed and paid to directors, as such, for their services; and provide for the payment of the expenses of the directors incurred by them in performing their duties. Nothing herein contained, however, shall be considered to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

        SECTION 18.  Fees to members of special or standing committees and expenses incurred by them in the performance of their duties, as such, shall also be fixed and allowed by resolution of the Board of Directors.

MEETINGS OF THE BOARD

        SECTION 19.  The Board of Directors named in the Articles of Incorporation may meet either at Salt Lake City, Utah; Pittsburgh, Pennsylvania; or Findlay, Ohio, as shall be determined by a majority of the members of the Board named in the Articles of Incorporation. The newly elected Board may meet at such place and time as shall be fixed by the vote of the stockholders at the annual meeting, for the purpose of organization or otherwise, and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute a meeting; provided a majority of the whole Board shall be present; but they may meet at such place and time as shall be fixed by the consent, in writing, of all the directors.

SECTION 20. Regular meetings of the Board may be held without notice at such time and place as shall from time to time be determined by the Board.

        SECTION 21.  Special meetings of the Board may be called by the Chairman of the Board or the President on one days' notice to each Director, with such notice given either in person, by telephone, or by telegram to the address listed in the corporate records of the Corporation; special meetings may be called by the President or Secretary in like manner and on like notice on the written request of two directors.

        SECTION 22.  At all meetings of the Board a majority of the directors shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum, shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by the Articles of Incorporation or by these Bylaws. Directors may participate in a Board meeting and be counted in the quorum by means of conference telephone or similar communications equipment by which all directors participating in the meeting can hear each other.

        SECTION 23.  Unless the Articles of Incorporation provide otherwise, any acts required or permitted to be taken by the Board of Directors at a meeting may be taken without a meeting if all the directors take the action, each director signs a written consent describing the actions taken, and the consents are filed with the records of the Corporation. Action taken by consent is effective when the last director signs the consent, unless the consent specifies a different effective date. A signed consent has the effect of a meeting vote and may be described as such in any document.

        SECTION 24.  The officers of the Corporation shall be chosen by the Directors and shall be as stated in the Articles of Incorporation, to-wit: a Chairman of the Board of Directors, a President, a Vice President, a Secretary and Treasurer. The Board may also choose a Vice Chairman, additional Vice Presidents, Assistant Secretaries and Assistant Treasurers. The Secretary and Treasurer may be the same person, and the Chairman of the Board or any Vice President may hold at the same time the office of Secretary or Treasurer.

        SECTION 25.  The Board of Directors at its first meeting after each annual meeting shall choose a President and Chairman of the Board of Directors from their own number, and one or more Vice Presidents, a Secretary and a Treasurer, who need not be members of the Board nor stockholders of the Corporation.

        SECTION 26.  The Board may appoint such other officers and agents as it may deem necessary in conformity with the provisions of the Articles of Incorporation, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

SECTION 27. The salaries of all officers and agents of the Corporation shall be fixed by the Board of Directors.

        SECTION 28.  The officers of the Corporation shall hold office until their successors are chosen and qualified in their stead. Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the whole Board of Directors. If the office of any officer or officers becomes vacant for any reason, the vacancy shall be filled by the affirmative vote of a majority of the whole Board of Directors.

CHAIRMAN OF THE BOARD

        SECTION 29.  The Chairman of the Board of Directors shall preside at all meetings of the stockholders and of the Board of Directors and shall have supervision of such matters as may be designated to him by the Board of Directors.

PRESIDENT

SECTION 30. Unless another officer is so designated by the Board of Directors, the President shall be the Chief Executive Officer of the Corporation and shall perform the following duties:

            (a)  In the absence of the Chairman of the Board, he shall preside at all meetings of the stockholders and directors; he shall have general and active management of the business of the Corporation and shall see that all orders and resolutions of the Board are carried into effect.

(b) He shall execute bonds, mortgages and other contracts requiring the seal, under the seal of the Corporation.

(c) He shall be ex-officio a member of all standing Committees and shall have the general powers and duties of supervision and management usually vested in the office of a President of a corporation.

        If another officer is designated by the Board of Directors as Chief Executive Officer, the President shall have supervision of such matters as shall be designated to him by the Board of Directors and/or the Chief Executive Officer.

VICE PRESIDENT

        SECTION 31.  The Board of Directors may appoint one or more of the Vice Presidents as Senior Vice Presidents and one or more as Executive Vice Presidents. If only a Senior Vice President or if only an Executive Vice President has been appointed or if one person has been appointed to both such offices, then during the disability of the President such person shall perform the duties and exercise the powers of the President. If one or more persons have been appointed Executive and/or Senior Vice Presidents, the Board of Directors shall prescribe which of them during the disability of the President, shall perform the duties and exercise the powers of the President.

SECRETARY AND ASSISTANT SECRETARIES

        SECTION 32.  (a)  The Secretary shall attend all sessions of the Board and all meetings of the stockholders and record all votes and the minutes of all proceedings in a book to be kept for that purpose; and shall perform like duties for the standing Committees when required. He shall give or cause to be given notice of all meetings of the stockholders and of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision he shall be. He shall keep in safe custody the seal of the Corporation and, when authorized by the Board or the Executive Committee of the Board of Directors, affix the same to any instrument requiring it, and when so affixed it shall be attested by his signature, or by the signature of the Treasurer.

            (b)  The Assistant Secretaries, in the absence or disability of the Secretary, shall perform the duties and exercise the powers of the Secretary and shall perform such other duties as the Board of Directors shall prescribe.

TREASURER AND ASSISTANT TREASURERS

        SECTION 33.  (a)  The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate account of receipts and disbursements in moneys and other valuable effects in the name and to the credit of the Corporation in such depositary as may be designated by the Board of Directors.

            (b)  He shall disburse the funds of the Corporation as may be ordered by the Board, taking proper vouchers for such disbursements, and shall render to the President and Directors at the regular meeting of the Board, or whenever they may require it, an account of all his transactions as Treasurer, and of the financial condition of the Corporation.

            (c)  He shall give the Corporation a bond, if required by the Board of Directors, in a sum, and with one or more sureties, satisfactory to the Board for the faithful performance of the duties of his office, and for the restoration to the Corporation in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property, of whatever kind, in his possession or under his control, belonging to the Corporation.

            (d)  The Assistant Treasurers, in the absence or disability of the Treasurer, shall perform the duties and exercise the powers of the Treasurer, and shall perform such other duties as the Board of Directors shall prescribe.

VACANCIES

        SECTION 34.  If the office of any director or directors becomes vacant by reason of the death, resignation, disqualification, removal from office, or otherwise, the remaining directors, though not less than a quorum, shall choose a successor or successors who shall hold office for the remaining portion of the term or terms of the office left vacant until the successor or successors shall have been duly elected, unless sooner displaced.

DUTIES OF OFFICERS MAY BE DELEGATED

        SECTION 35.  In case of the absence of any officer of the Corporation, or for any other reason that the Board may deem sufficient, the Board may delegate, for the time being, the power or duties, or any of them, of such officer to any other officer, or to any director, provided a majority of the entire Board concur therein.

CERTIFICATES OF STOCK

        SECTION 36.  The certificates of stock of the Corporation shall be numbered and shall be entered in the books of the Corporation as they are issued. Every holder of stock shall be entitled to have a certificate signed by or in the name of the Corporation by the President or a Vice President and the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Corporation certifying the number of shares owned by him; provided, however, that where such certificate is signed by a transfer agent or an assistant transfer agent or by a transfer clerk, acting in behalf of the Corporation, and a registrar, the signature of any such President, Vice President, Treasurer, Assistant Treasurer, Secretary or Assistant Secretary, may be facsimile. In case any officer or officers, who shall have signed or whose facsimile signature or signatures shall have been used on any such certificate or certificates, shall cease to be such officer or officers of such Corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the Corporation, such certificate or certificates may nevertheless be adopted by the Corporation and be issued and delivered as though the person or persons, who signed such certificate or certificates or whose facsimile signatures shall have been used thereon, had not ceased to be such officer or officers of the Corporation.

TRANSFER OF STOCK

        SECTION 37.  Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate, or by attorney, lawfully constituted in writing, and upon surrender of the certificate therefor, and upon the payment of any transfer tax or transfer fees which may be imposed by law or by the Board of Directors.

CLOSING OF TRANSFER BOOKS

        SECTION 38.  The Board of Directors shall have power to close the stock transfer books of the Corporation for a period not exceeding fifty (50) days preceding the date of any meeting of stockholders, or the date for payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion, or exchange of capital stock shall go into effect, or for a period of not exceeding fifty (50) days in connection with obtaining the consent of stockholders for any purpose, provided, however, that in lieu of closing the stock transfer books, as aforesaid, the Board of Directors may fix in advance a date not exceeding fifty (50) days preceding the date of any meeting of stockholders, or the date for the payment of any dividend, or the date for the allotment of rights or the date when any change or conversion, or exchange of capital stock shall go into effect, or a date in connection with obtaining such consent, as a record date for the determination of the stockholders entitled to notice of and to vote at any such meeting, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion, or exchange of capital stock, and in such case only such stockholders as shall be entitled to such notice of and to vote at any such meeting or to receive payment of such dividend or to receive such allotment of rights or generally exercise such rights as the case may be, notwithstanding any transfer of stock on the books of the Corporation after any such recorded date fixed as aforesaid.

REGISTERED STOCKHOLDERS

        SECTION 39.  The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and accordingly shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any person, whether or not it shall have express or other notice thereof, save as expressly provided by the laws of the State of Utah.

LOST CERTIFICATE

        SECTION 40.  When authorized by the Secretary of the Corporation in writing, the duly appointed stock transfer agency may issue and the duly appointed registrar may register, new or duplicate stock certificates to replace lost, stolen, or destroyed certificates of the same tenor and for the same number of shares as those alleged to be lost, stolen, or destroyed, upon delivery to the Company in each case of an affidavit of loss and indemnity bond acceptable to the Secretary; but the Board of Directors may authorize the issuance of new or duplicate stock certificates without requiring an indemnity bond when in its judgment it is proper so to do.

INSPECTION OF BOOKS

        SECTION 41.  The Corporation shall maintain permanent records of the minutes of all meetings of its stockholders and Board of Directors; all actions taken by the stockholders or Board of Directors without a meeting; and all actions taken by a Committee of the Board of Directors in place of the Board of Directors on behalf of the Corporation. The Corporation shall also maintain appropriate accounting records.

        A stockholder of the Corporation, directly or through an agent or attorney, shall have limited rights to inspect and copy the Corporation's records as provided under applicable state law and by complying with the procedures specified under such law.

BANK ACCOUNTS

        SECTION 42.  All checks, demands for money, or other transactions involving the Corporation's bank accounts shall be signed by such officers or other responsible persons as the Board of Directors may designate. No third party is allowed access to the Corporation's bank accounts without express written authorization by the Board of Directors.

FISCAL YEAR

SECTION 43. The fiscal year shall begin the first day of January in each year.

DIVIDENDS

        SECTION 44.  Dividends upon the capital stock of the Corporation, subject to the provisions of the Articles of Incorporation and the laws of the State of Utah, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock.

        Before payment of any dividend there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the directors from time to time, in their sole discretion, think proper, as a reserve fund to meet contingencies or for equalizing dividends, or for repairing or maintaining property of the Corporation, or for such other purposes as the directors shall think conducive to the interests of the Corporation.

NOTICE

        SECTION 45.  Whenever, under the provisions of the Articles of Incorporation or the laws of the State of Utah, notice is required to be given to any director, officer or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, by depositing the same in the post office or letter box in a postpaid, sealed wrapper, addressed to such stockholder, officer or director, at such address as appears on the books of the Corporation, or in default of other address, to such director, officer or stockholder, at the general post office in the City of Salt Lake, Utah; and such notice shall be deemed to be given at the time when the same shall be thus mailed. Or notice may be published as provided in the Articles of Incorporation in lieu of mailing notice in the manner aforesaid.

Any stockholder, director or officer may waive any notice required to be given under these Bylaws or the Articles of Incorporation.

AMENDMENTS

        SECTION 46.  These Bylaws may be amended by a majority vote of the directors. These Bylaws may be also amended by the affirmative vote of a majority of the stock issued and outstanding and entitled to vote at any special or regular meeting of the stockholders if notice of the proposed amendment be contained in the notice of the meeting. Provided, however, that in addition to any vote required by any other provision of these Bylaws, the Articles of Incorporation, or any applicable law, if such amendment is to be adopted solely by the stockholders, the affirmative vote of eighty-five percent of the issued and outstanding stock of the Corporation that is entitled to vote for the election of directors shall be required for any amendment that deletes or changes Section 13 or this Section 47 of these Bylaws; that restricts or limits the powers of the Board of Directors or any other officers or agents of the Corporation; that vests any powers of the Corporation in any officer or agent other than the Board of Directors, or officers and agents appointed by the Board of Directors, or officers and agents appointed by officers or agents appointed by the Board of

Directors; that requires the approval of any stockholders or any other person or entity in order for the Board of Directors or any other corporate officer or agent to take any action; or that changes the quorum requirement for any meeting of the Board of Directors, the vote by which it must act in connection with any matter, the manner of calling or conducting meetings of directors, or the place of such meeting.

INDEMNIFICATION AND INSURANCE

        SECTION 47.  (a)  Voluntary Indemnification. Unless otherwise provided in the Articles of Incorporation, the Corporation shall indemnify any individual made a party to a proceeding because he is or was a director of the Corporation, against liability incurred in the proceeding, but only if the Corporation has authorized the payment in accordance with the applicable statutory provisions [Sections 16-10a-902 and 16-10a-904 of Utah's Revised Business Corporation Act] and a determination has been made in accordance with the procedures set forth in such provision that the director conducted himself in good faith; that he reasonably believed that his conduct, if in his official capacity with the Corporation, was in its best interests and that his conduct, in all other cases, was at least not opposed to the Corporation's best interests; and that he had no reasonable cause to believe his conduct was unlawful in the case of any criminal proceeding.

            (b)  The Corporation may not voluntarily indemnify a director in connection with a proceeding by or in the right of the Corporation in which the director was adjudged liable to the Corporation or in connection with any other proceeding charging improper personal benefit to him, whether or not involving action in his official capacity, in which he was adjudged liable on the basis that personal benefit was improperly received by him.

(c) Indemnification permitted under Paragraph (a) in connection with a proceeding by or in the right of the Corporation is limited to reasonable expenses incurred in connection with the proceeding.

            (d)  If a determination is made, using the procedures set forth in the applicable statutory provision, that the director has satisfied the requirements listed herein and if an authorization of payment is made, using the procedures and standards set forth in the applicable statutory provision, then, unless otherwise provided in the Corporation's Articles of Incorporation, the Corporation shall pay for or reimburse the reasonable expenses incurred by a director who is a party to a proceeding in advance of the final disposition of the proceeding if the director furnishes the Corporation a written affirmation of his good faith belief that he has satisfied the standard of conduct described in this Section, furnishes the Corporation a written undertaking, executed personally or on his behalf, to repay the advance if it is ultimately determined that he did not meet the standard of conduct (which undertaking must be an unlimited general obligation of the director, but need not be secured and may be accepted without reference to financial ability to make repayment); and if a determination is made that the facts then known of those making the determination would not preclude indemnification under this Section.

            (e)  Mandatory Indemnification. Unless otherwise provided in the Corporation's Articles of Incorporation, the Corporation shall indemnify a director or officer of the Corporation who was wholly successful, on the merits or otherwise, in the defense of any proceeding to which he was a party because he is or was a director or officer of the Corporation against reasonable expenses incurred by him in connection with the proceeding.

            (f)  Court-Ordered Indemnification. Unless otherwise provided in the Corporation's Articles of Incorporation, a director or officer of the Corporation who is or was a party to a proceeding may apply for indemnification to the court conducting the proceeding or to another court of competent jurisdiction. The court may order indemnification if it determines that the director or officer is entitled to mandatory indemnification as provided in this Section and applicable law, in which case the court shall also order the Corporation to pay the reasonable expenses incurred by the director or officer to obtain court-ordered indemnification. The court may also order indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not the director or officer met the applicable standard of conduct set forth in this Section and applicable law. Any indemnification with respect to any proceeding in which liability has been adjudged in the circumstances described in Paragraph (b) above is limited to reasonable expenses.

            (g)  Indemnification of Others. Unless otherwise provided in the Corporation's Articles of Incorporation, an officer, employee, or agent of the Corporation shall have the same indemnification rights provided to a director by this Section. The Board of Directors may also indemnify and advance expenses to any officer, employee, or agent of the Corporation, to any extent consistent with public policy as determined by the general or specific purpose of the Board of Directors.

            (h)  Insurance. The Corporation may purchase and maintain liability insurance on behalf of a person who is or was a director, officer, employee, fiduciary, or agent or the Corporation, or who, while serving as a director, officer, employee, fiduciary, or agent of the Corporation, is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee, fiduciary or agent of another foreign or domestic corporation, other person, of an employee benefit plan, or incurred by him in that capacity or arising from his status as a director, officer, employee, fiduciary, or agent, whether or not the Corporation has the power to indemnify him against the same liability under applicable law.

LIMITATION ON LIABILITY

        SECTION 48.  No director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for any action taken or any failure to take any action, as a director, except liability for (a) the amount of a financial benefit received by a director to which he is not entitled; (b) an intentional infliction of harm on the Corporation or the shareholders; (c) for any action that would result in liability of the director under the applicable statutory provision concerning unlawful distributions or (d) an intentional violation of criminal law. This provision shall not limit the liability of a director for any act or omission occurring prior to August 11, 1992. Any repeat or modification of this provision by the stockholders shall be prospective only and shall not adversely affect any limitation on the personal liability of a director for the Corporation for acts or omissions occurring prior to the effective date of such repeal or modification.

Exhibit No. 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

August 13, 2003	By: /s/A. K. Allred

Date	A. K. Allred
President and Chief Executive Officer

Exhibit No. 31.2.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

August 13, 2003	By: /s/S. E. Parks

Date	S. E. Parks
Vice President, Treasurer, and Chief Financial Officer