Form 10-Q
period 2003-09-30
QUESTAR GAS CO
filed 2003-11-13
CIK 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 1-935

QUESTAR GAS COMPANY

(Exact name of registrant as specified in its charter)

State of Utah (State or other jurisdiction of incorporation or organization)	87-0155877 (IRS Employer Identification Number)

P.O. Box 45360 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2003

Common Stock, $2.50 par value	9,189,626 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Gas Company
Form 10-Q for the Quarterly Period Ended September 30, 2003

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Income Statements	3

	Condensed Balance Sheets	4

	Condensed Statements of Cash Flows	5

	Notes Accompanying Financial Statements	6

Item 2.	Management's Discussion and Analysis of	8
	Financial Condition and Results of Operations

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures	14

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003	2002

	(In Thousands)

REVENUES	$ 71,498	$ 59,492	$ 398,063	$ 403,552	$ 590,022	$ 614,133

OPERATING EXPENSES
Cost of natural gas sold	43,838	26,743	242,954	251,934	361,314	396,664
Operating and maintenance	24,224	23,920	76,894	74,318	108,120	105,976
Rate-refund obligation	1,462		23,462		23,462
Depreciation and amortization	9,207	9,937	29,611	29,597	39,785	38,910
Other taxes	2,587	2,800	8,338	8,494	9,392	9,410

TOTAL OPERATING EXPENSES	81,318	63,400	381,259	364,343	542,073	550,960

OPERATING INCOME (LOSS)	(9,820)	(3,908)	16,804	39,209	47,949	63,173

INTEREST AND OTHER INCOME	1,163	931	2,286	2,301	2,314	3,933

DEBT EXPENSE	(4,863)	(5,446)	(16,023)	(16,768)	(21,750)	(22,844)

INCOME (LOSS) BEFORE INCOME
TAXES AND CUMULATIVE EFFECT	(13,520)	(8,423)	3,067	24,742	28,513	44,262

INCOME TAXES	(5,261)	(3,756)	1,780	8,752	10,817	15,764

INCOME (LOSS) BEFORE
CUMULATIVE EFFECT	(8,259)	(4,667)	1,287	15,990	17,696	28,498

Cumulative effect of accounting change
for asset retirement obligations, net of
income taxes of $204			(334)		(334)

NET INCOME (LOSS)	($ 8,259)	($ 4,667)	$ 953	$ 15,990	$ 17,362	$ 28,498

See notes to the financial statements

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
	September 30,		December 31,
	2003	2002	2002
	(Unaudited)

	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 760	$ 609	$ 2,993
Federal income taxes recoverable	21,110	2,090
Accounts receivable, net	7,246	7,552	50,950
Unbilled gas accounts receivable	10,424	9,305	39,788
Inventories, at lower of average cost or market
Gas stored underground	34,740	26,395	22,742
Materials and supplies	4,601	4,122	4,073
Purchased-gas adjustment	5,669
Prepaid expenses and other	916	420	1,474
Deferred income taxes - current		845	5,047

Total current assets	85,466	51,338	127,067

Property, plant and equipment	1,231,009	1,175,869	1,193,553
Less accumulated depreciation and amortization	537,179	510,201	513,485

Net property, plant and equipment	693,830	665,668	680,068
Regulatory and other assets	28,251	19,573	19,004
Goodwill	5,652	5,879	5,652

	$ 813,199	$ 742,458	$ 831,791

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Notes payable to Questar Corp.	$ 28,300	$ 4,800	$ 36,400
Accounts payable and accrued expenses	74,340	54,174	85,388
Purchased-gas adjustments		2,223	13,282
Deferred income taxes - current	2,154

Total current liabilities	104,794	61,197	135,070

Long-term debt	290,000	285,000	285,000
Deferred income taxes and investment tax credits	111,064	89,835	94,720
Other long-term liabilities	11,310	2,882	3,173
Common shareholder's equity
Common stock	22,974	22,974	22,974
Additional paid-in capital	121,875	121,875	121,875
Retained earnings	151,182	158,695	168,979

Total common shareholder's equity	296,031	303,544	313,828

	$ 813,199	$ 742,458	$ 831,791

See notes to the financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

	9 Months Ended
	September 30,
	2003	2002

	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 953	$ 15,990
Adjustments to reconcile net income to net cash provided
from operating activities:
Depreciation and amortization	31,919	31,864
Deferred income taxes and investment tax credits	23,750	1,560
Net (gain) loss from asset sales	153	(4)
Cumulative effect of accounting change	334

	57,109	49,410
Change in operating assets and liabilities	8,266	69,664

NET CASH PROVIDED FROM OPERATING ACTIVITIES	65,375	119,074

INVESTING ACTIVITIES
Capital expenditures	(46,253)	(42,489)
Proceeds from (cash used in) disposition of assets	495	(167)

NET CASH USED IN INVESTING ACTIVITIES	(45,758)	(42,656)

FINANCING ACTIVITIES
Issuance of long-term debt	110,000
Repayment of long-term debt	(105,000)
Decrease in notes payable to Questar Corp.	(8,100)	(61,800)
Payment of dividends	(18,750)	(18,375)

NET CASH USED IN FINANCING ACTIVITIES	(21,850)	(80,175)

Change in cash and cash equivalents	(2,233)	(3,757)
Beginning cash and cash equivalents	2,993	4,366

Ending cash and cash equivalents	$ 760	$ 609

See notes to the financial statements

QUESTAR GAS COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

Note 1 - Basis of Presentation of Interim Financial Statements

The accompanying financial statements of Questar Gas Company (Questar Gas or the Company), with the exception of the condensed balance sheet as of December 31, 2002, have not been audited by independent public accountants. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-, nine- and twelve-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The impact of abnormal weather on gas distribution earnings is significantly reduced by the operations of a weather-normalization adjustment. For further information refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 filed by Questar Gas.

Note 2 - Utah Supreme Court Order in Questar Gas Carbon Dioxide Case

On August 1, 2003, the Utah Supreme Court issued an order reversing a decision made by the Public Service Commission of Utah (PSCU) in August of 2000 concerning certain processing costs incurred by Questar Gas. The court ruled that the PSCU did not comply with its responsibilities and regulatory procedures when approving a stipulation in Questar Gas's general rate case filed in December of 1999. The stipulation permitted Questar Gas to collect $5 million per year in rates to recover a portion of the costs incurred to reduce the level of carbon dioxide in gas volumes delivered to customers. The Committee of Consumer Services (Committee), a Utah state agency, appealed the PSCU's decision because the PSCU did not explicitly address whether the costs were prudently incurred.

As a result of the Court's order, Questar Gas recorded a $22 million liability for a potential refund to gas distribution customers. The liability reflects revenue received for processing costs from June of 1999 through June of 2003. This charge reduced Questar Gas net income by $13.6 million. For safety reasons, the Company has decided to continue to operate the plant. The cost for the second half of 2003 will be approximately $1.6 million, before interest. Thereafter, annual costs will be approximately $3.2 million after tax, before interest. Recording the liability did not have a material impact on credit, cash or liquidity of Questar Gas. Questar Gas has requested ongoing rate coverage for CO2 costs in its recent gas cost pass-through. Until the issue is decided by the PSCU, Questar Gas will record a liability for potential refund of the ongoing CO2 processing costs being collected in rates.

Questar Gas believes that it acted prudently and in the best interests of its customers to incur the processing costs and that the PSCU should now decide the issues. It has requested the PSCU proceed with the original case and find Questar Gas's actions were prudent. The Committee is arguing that the PSCU is precluded from proceeding with the case and has requested the PSCU immediately order refunds. Questar Gas and the Committee filed briefs on September 25, responsive briefs on October 23 and reply briefs on November 5. The PSCU has not issued any further decisions and timing for resolution of the CO2 case is uncertain since any PSCU order may be subject to appeals.

Note 3 - Cumulative Effect of Accounting Change -"Accounting for Asset Retirement Obligations"

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

Questar Gas recorded a regulatory asset amounting to $6.6 million, reflecting a retroactive charge for the abandonment costs associated with gas wells operated on its behalf by Wexpro. The regulatory asset will be reduced as gas wells are plugged and abandoned.

The asset retirement obligation is adjusted to its present value each period through an accretion process using a credit-adjusted risk-free interest rate. Both the accretion expense associated with the liability and the depreciation associated with the capitalized abandonment costs are non-cash expenses until the asset is retired.

Note 4 - Financing

On January 24, 2003, Questar Gas issued $40 million of ten year notes with an effective interest rate of 5.02%. The proceeds were used to redeem $41 million of debt with a coupon rate of 8.4%. Questar Gas paid a $1.7 million call premium. This issue completed a Form S-3 shelf registration for issuance of up to $100 million of medium-term notes filed by Questar Gas in the third quarter of 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
QUESTAR GAS COMPANY
September 30, 2003
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003	2002

FINANCIAL RESULTS - (In Thousands)
Revenues
From unaffiliated customers	$71,054	$59,347	$396,162	$402,309	$587,688	$612,541
From affiliates	444	145	1,901	1,243	2,334	1,592

Total revenues	71,498	59,492	398,063	403,552	590,022	614,133
Cost of natural gas sold	43,838	26,743	242,954	251,934	361,314	396,664

Margin	$27,660	$32,749	$155,109	$151,618	$228,708	$217,469

Operating income (loss)	($9,820)	($3,908)	$16,804	$ 39,209	$ 47,949	$ 63,173

Income (loss) before cumulative effect	($8,259)	($4,667)	$1,287	$ 15,990	$17,696	$ 28,498
Cumulative effect of accounting change			(334)		(334)

Net income (loss)	($8,259)	($ 4,667)	$953	$ 15,990	$ 17,362	$ 28,498

OPERATING STATISTICS
Natural gas volumes (In
Thousands of Decatherms)
Residential and commercial sales	6,719	6,954	55,186	61,099	84,883	90,338
Industrial sales	1,710	1,882	7,138	7,678	10,189	10,588
Transportation for industrial customers	9,873	12,774	28,846	34,465	40,840	46,383

Total industrial	11,583	14,656	35,984	42,143	51,029	56,971

Total deliveries	18,302	21,610	91,170	103,242	135,912	147,309

Natural gas revenue (per Decatherm)
Residential and commercial	$ 8.46	$ 6.75	$ 6.31	$ 5.74	$ 6.12	$ 5.98
Industrial sales	5.30	3.42	4.52	4.34	4.27	4.50
Transportation for industrial customers	0.19	0.16	0.19	0.16	0.18	0.15
Heating degree days colder (warmer)
than normal	(9%)	(30%)	(9%)	11%	(5%)	7%
Average temperature adjusted usage
per customer (Decatherms)	9.1	9.8	78.4	77.0	118.8	118.0
Number of customers at September 30,
Residential and commercial	754,307	733,986
Industrial	1,236	1,281

Total	755,543	735,267

Third Quarter Earnings

Questar Gas's seasonal third quarter loss increased from $4.7 million in 2002 to $8.3 million in 2003. The 2002 quarter benefited from a $2.3 million after-tax settlement related to gas processing costs. However, this amount was later part of a potential liability charge in the second quarter of 2003. In addition, Questar Gas accrued an additional $900,000 after tax charge in the third quarter for gas processing costs. Questar Gas's rate structure is more seasonal as a result of a December 2002 general rate case as explained below.

Revenues less cost of natural gas sold (margin)

Questar Gas's margin for the 2003 periods benefited from a general rate increase effective December 30, 2002. The Public Service Commission of Utah (PSCU) issued an order approving an annual increase of $11.2 million using an 11.2% return on equity and end-of-test-period usage per customer and costs. The PSCU had based previous rate increases on a historical test year. Also, the PSCU's general rate order changed the regulatory accounting treatment of contributions in aid of construction (CIAC). Prior to 2003, CIAC had been treated as revenue. With the new order, CIAC will reduce rate base. The change shifted revenues to the first and fourth quarters.

Questar Gas's margin was 16% lower in the third quarter of 2003 when compared with the third quarter of 2002 primarily due to a one-time recovery of gas costs and CIAC collected in 2002. The 2002 quarter benefited from an August 2002 one-time recovery of $3.8 million of gas costs, which had been previously denied. The PSCU's order allowing the recovery was later reversed by a Utah Supreme Court ruling dated August 1, 2003. CIAC amounted to $1.5 million in the third quarter of 2002.

Higher general rates, more customers and higher usage per customer resulted in an increase in Questar Gas's margin for the first nine months of 2003. These factors more than offset the effect of the 2002 $3.8 million recovery of gas costs, CIAC received in 2002 and elimination of a new premise fee in the general rate case. The number of customers increased 20,276 or 2.8% in the year to year comparison. Temperature adjusted usage per customer grew by 2% in the first nine months of 2003 compared with the same period in 2002. The weather-normalization adjustment (WNA) mitigates the financial effect of temperatures that are either colder or warmer than normal. Generally, under the WNA customers pay for the non-gas costs reflected in rates based on normal temperatures.

The margin for the 12-months ended September 30, 2003, was higher when compared with the corresponding period of 2002 due to several factors in addition to those discussed above. Beginning in 2002 the PSCU authorized Questar Gas to recover the gas cost portion of bad debt expense in pass through gas costs. Also, gas volumes delivered to industrial customers were lower in the 2003 periods presented due to decreased gas usage for generation of electricity and in manufacturing processes.

Expenses

Operating and maintenance expenses were higher in the 2003 periods presented when compared to the same periods in 2002 due primarily to higher labor-related costs. Labor-related expenses have increased primarily because of higher costs of pension and benefit programs and less construction-related capitalization of labor costs. Higher depreciation expense in the first nine months of 2003 reflects increased investment in computer equipment and software, which are depreciated over a shorter life than service lines and meters.

Debt expense was lower in the 2003 periods presented when compared with the 2002 periods as a result of refinancing long-term debt and a lower purchased-gas account. Questar Gas incurs a carrying charge on the purchased-gas account obligation and earns a carrying fee when the balance is an asset.

Rate Refund Obligation

The Utah Supreme Court issued an order reversing decisions made by the PSCU in August of 2000 and August of 2002. The PSCU originally permitted Questar Gas to collect $5 million per year to recover costs incurred to process certain gas volumes delivered to customers. In August 2002, the PSCU allowed an additional $3.8 million of recovery from a previous period. As a result of the order, Questar Gas recorded a $22 million liability in the second quarter of 2003. The liability reflects a potential refund of gas processing costs collected in rates from June of 1999 through June of 2003. In the third quarter of 2003, Questar Gas increased the liability by a $1.5 million charge including interest.

The effective income tax rate was 58.0% for the first nine months of 2003 and was the result of a regulatory adjustment to amortize $921,000 per year of deferred taxes. The effective income tax rate for the first nine months was 35.4% in 2002. An income tax credit for non-conventional fuel credits expired for gas produced after December 31, 2002. However, the expired tax credit was considered in setting rates in Questar Gas's general rate increase effective December 31, 2002. The Company realized $1.3 million of non-conventional fuel tax credits in the first nine months of 2002.

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

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first nine months of 2003 was $53.7 million less than was provided during the same period of 2002, primarily due to changes in operating assets and liabilities. The purchased-gas adjustment changed to an undercollected position in 2003. In addition, a mild winter and higher gas prices in 2003 resulted in more gas volumes in storage at a higher average cost.

Investing Activities

Capital expenditures were $46.2 million for the first nine months of 2003 and are estimated to reach $82.3 million for calendar year 2003. Questar Gas's forecasted capital investment in 2003 includes approximately $17.2 million to replace an aging customer information system.

Financing Activities

Net cash provided from operating activities in the first nine months of 2003 allowed the Company to finance capital expenditures and pay dividends. Capital expenditures for the remainder of 2003 are expected to be financed from net cash flow provided from operating activities.

Questar Gas issued $110 million of medium-term notes in 2003 and used the proceeds to replace $105 million of existing medium-term notes that carried higher coupon rates.

OTHER INFORMATION

Federal Energy Regulatory Commission (FERC) - Notice of Proposed Rulemaking (NOPR) on Affiliated Relations

The FERC has proposed rules requiring pipelines to comply with certain "nondiscriminatory" standards when dealing with affiliated energy companies including state regulated local distribution companies. At the current time, local distribution companies (LDCs) such as Questar Gas that do not engage in unregulated gas sales are exempt from the FERC's marketing affiliate regulations. Questar Regulated Services believes that the current exemption should be continued, but the FERC has not yet made a decision on whether affiliate rules should be expanded to include gas

LDCs such as Questar Gas. A FERC decision to extend energy affiliate rules to include LDCs could have adverse consequences for Questar Gas. Questar Pipeline and Questar Gas realize significant cost savings by sharing the cost of administrative, engineering, gas control, technical, accounting, legal and regulatory services.

Purchased-Gas Cost Filings

Effective July 1, 2003, the PSCU approved a $146.4 million pass-on increase in annual gas costs for Utah customers. Subsequently, gas prices have fallen. Effective October 1, 2003, the PSCU approved a $43.4 million pass-on decrease in annual gas cost. The Public Service Commission of Wyoming (PSCW) granted Questar Gas permission to pass on a $6.8 million increase in gas costs to Wyoming customers also effective July 1, 2003. Also, the PSCW approved a 1.7 million pass-on decrease effective October 1, 2003 due to falling gas costs. Pass-on rate increases or decreases result in equal adjustments of revenues and gas costs without affecting the earnings of Questar Gas.

FORWARD LOOKING STATEMENTS

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

12
Part II OTHER INFORMATION

Item 1. Legal Proceedings

          a.    Questar Gas Company ("Questar Gas" or "the Company") has filed initial and responsive briefs with the Public Service Commission of Utah ("PSCU") to comply with a scheduling order set by the PSCU after receipt of a decision issued by the Supreme Court of Utah. See the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2003, Part II, Item 1. Legal Proceedings, for a description of this decision in which the court found that the PSCU did not comply with regulatory procedures when approving a stipulation in Questar Gas's 1999 general rate case permitting the recovery of specified carbon dioxide processing costs.

          In its briefs, Questar Gas contends that the PSCU should proceed with deliberations in the 1999 general rate case to consider the prudence of incurring costs for the removal of carbon dioxide from gas volumes to enhance the heating value of such volumes. This processing provides customers with a transitional period to have their appliances checked and adjusted, if necessary, to burn gas volumes with a lower heating value. The Committee of Consumer Services, the Utah state agency that filed and won the appeal, argues that the PSCU should order Questar Gas to refund the costs it has collected in rates for such processing activities. Two additional parties to the original stipulation have asked the PSCU to answer whether it made a prudent finding in the 1999 rate case, and, if not, to proceed with making such a determination.

          Questar Gas filed a reply brief with the PSCU on November 5, 2003. Oral arguments will be presented to the PSCU on December 11, 2003. Pending the outcome of the regulatory proceedings and possible legal appeals, the Company is continuing to collect the processing costs as part of its gas costs, but has recorded a liability equal to the total amount of such costs recovered in rates plus interest.

          b.   On September 4, 2003, the Company filed an "out of period" application with the PSCU, seeking approval to reduce its annualized gas costs by $43,402,000 for a new total of $440,507,693. Questar Gas, in its application, noted that purchased gas costs were decreasing since the Company's semi-annual, gas-cost application filed in May of 2003 and requested that the reduced rates be effective October 1, 2003. The Company also requested that the PSCU authorize it to continue collecting carbon dioxide processing costs in gas costs. The requested rate schedule would result in an annual bill of $815.93 for a typical residential customer using 115 decatherms per year, compared to an annual bill of $695.86 using January 2003 rates.

          Questar Gas, the Division of Public Utilities, and the Committee of Consumer Services agreed to a stipulation that the entry of an interim order by the PSCU would not be deemed a decision to allow or deny recovery of carbon dioxide processing costs. By interim order dated September 30, 2003, the PSCU authorized the Company to reflect the decrease in its rates effective October 1, 2003.

          c.   Questar Gas filed a companion gas-cost application with the Public Service Commission of Wyoming ("PSCW") on August 28, 2003. In this application, the Company requested authorization to reduce annualized gas costs by $1,697,000, for a new total of $17,918,365. The PSCW, by notice and order dated September 17, 2003, authorized Questar Gas to charge the new rates effective October 1, 2003.

Item 6. Exhibits and Reports on Form 8-K.

a. The following exhibits are filed as part of this report:

Exhibit No.	Exhibit

31.1	Certification signed by A. K. Allred, Questar Gas Company's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification signed by S. E. Parks, Questar Gas Company's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           b.   During the quarter, Questar Gas filed a Current Report on Form 8-K dated August 1, 2003, disclosing the adverse decision rendered by the Supreme Court of Utah in the Company's 1999 general rate case.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY (Registrant)
November 12, 2003	/s/ A. K. Allred

Date	A. K. Allred President and Chief Executive Officer

November 12, 2003	/s/S. E. Parks

Date	S. E. Parks Vice President, Treasurer, and Chief Financial Officer

Exhibit List

Exhibit No.	Exhibit

31.1	Certification signed by A. K. Allred, Questar Gas Company's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification signed by S. E. Parks, Questar Gas Company's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.1

CERTIFICATION

I, Alan K. Allred, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Gas Company;

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

16

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2003	By: /s/A. K. Allred

Date	A. K. Allred President and Chief Executive Officer

Exhibit No. 31.2

CERTIFICATION

I, S. E. Parks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Gas Company;

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

18

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2003	By: /s/S. E. Parks

Date	S. E. Parks Vice President, Treasurer, and Chief Financial Officer

