Form 10-K
period 2003-12-31
QUESTAR GAS CO
filed 2004-03-30
CIK 68589

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

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

(Zip code)

Registrant’s telephone number, including area code:

(801) 324-5555

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:

Notes:  Medium Term Notes, 5.02% to 8.12%,

due 2007 to 2024

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   Ö

No ___

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 2004  $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 27 2004:  9,189,626 shares of Common Stock, $2.50 par value.  (All shares are owned by Questar Regulated Services Company.)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.   Yes

No    Ö

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

TABLE OF CONTENTS

Heading

PART I

Item 1.

BUSINESS

General

Growth

Risk Management

Regulation

Competition

Employees

Environmental Matters

Item 2.

PROPERTIES

Item 3.

LEGAL PROCEEDINGS

Item 4

OMITTED

PART II

Item 5.

MARKET FOR REGISTRANT’S EQUITY

AND RELATED STOCKHOLDER MATTERS

Item 6.

OMITTED

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF

OPERATION

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

 MARKET RISK

Item 8.

FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

Item 9.

CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Item 9A.

CONTROLS AND PROCEDURES

PART III

Items

OMITTED

10-13.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

REPORTS ON FORM 8-K

SIGNATURES

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of the company’s expected performance at the time, actual results may vary from management’s stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include: changes in general economic conditions; changes in gas and oil prices and supplies; changes in rate-regulatory policies; regulation of the Wexpro Agreement; creditworthiness of counterparties to hedging contracts; rate of inflation and interest rates; assumptions used in business combinations; weather and other natural phenomena; the effect of environmental regulation; changes in customers’ credit ratings; competition from other forms of energy, other pipelines and storage facilities; the effect of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of Questar Gas Company (“Questar Gas” or the “Company”); and changes in credit ratings for the Company and/or its affiliates.

FORM 10-K

ANNUAL REPORT, 2003

PART I

ITEM 1. BUSINESS.

General

Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming, and a small portion of southeastern Idaho. As of December 31, 2003 it was serving 770,494 sales and transportation customers, a 2.7 percent increase from the 750,128 customers as of year-end 2002. (Customers are defined in terms of active meters.) The Company is the only non-municipal gas distribution utility in Utah where over 96 percent of its customers are located. Questar Gas has the necessary regulatory approvals granted by the Public Service Commissions of Utah and Wyoming (“PSCU” and “PSCW”) and the Public Utility Commission of Idaho to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

The Company is a wholly-owned subsidiary of Questar Regulated Services Company (“Regulated Services”), which is a wholly-owned subsidiary of Questar Corporation (“Questar”). It has significant relationships with Questar Pipeline Company (“Questar Pipeline”), Wexpro Company (“Wexpro”) and Questar Gas Management Company (“Gas Management”). Questar Gas, Questar Pipeline and Regulated Services have common officers. The following chart illustrates the Company’s organizational relationships with its affiliates.

#

Questar Corporation

Questar Market Resources, Inc.		Questar Regulated Services Company		Questar InfoComm, Inc.

	Questar Pipeline Company	Questar Gas Company	Questar Energy Services, Inc.

Wexpro Company	Other Market Resources Entities (Questar Exploration and Production, Questar Energy Trading Company)	Questar Gas Management Company

Growth

Questar Gas’s growth is tied to the economic growth of Utah and southwestern Wyoming. Utah’s population is still growing faster than the national average, although the rate of growth is slowing down. The Company expects to add 17,000-20,000 customers per year for the next several years. It has over 90 percent of the load for residential space hearing and water heating within its core service area.

Risk Management

Questar Gas faces the same risks characteristic of other local distribution companies. These risks include revenue variations based on seasonal changes in demand, sufficient supplies, sufficient delivery points, and adequate distribution facilities. Questar Gas’s sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 decatherms (“dth”) per year) consumes over 77 percent of his total gas requirements in the coldest six months of the year. Questar Gas, however, has a weather normalization mechanism for its general service customers. The mechanism adjusts the non-gas portion of a customer’s monthly bill as the actual degree-days in the billing cycle are warmer or colder than normal. This mechanism reduces the sometimes dramatic fluctuations in any given customer’s monthly bill from year to year and reduces fluctuations in the Company’s revenues.

Questar Gas minimizes its supply risks by owning natural gas producing properties. During 2003 it satisfied 49 percent of its system requirements with the cost-of-service gas and associated royalty interest volumes produced from such properties. These properties are operated by Wexpro, and the gas produced from such properties is gathered by Gas Management and transported by Questar Pipeline. The Company had estimated proved cost-of-service natural gas reserves of 434.4 billion cubic feet (“bcf”) as of year-end 2003, compared to 419.9 bcf as of year-end 2002.

Questar Gas also has a balanced and diversified portfolio of gas supply contracts with producers and marketers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. The Company has regulatory approval to include costs associated with hedging activities in its balancing account for pass-through treatment.

Questar Gas has designed its distribution system and annual gas supply plan to handle design-day demand requirements. It periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 2003-04 heating season, Questar Gas used a design-day demand of 1,051 thousand decatherms (“Mdth”) for firm-sales customers.

The Company has long-term contracts with its affiliate Questar Pipeline for transportation capacity to its service area and for storage capacity at Clay Basin and at three peak-day facilities. Questar Gas also contracts to take deliveries at several locations on the Kern River Pipeline that runs through Utah.

In July of 2004, Questar Gas expects to have its new customer information system fully operational. The new system should increase the Company’s overall efficiency, provide better information to customers and allow it to reduce labor costs.

Questar Gas’s greatest risk, however, is associated with regulation, which is discussed below:

Regulation

As a public utility, Questar Gas is subject to the jurisdiction of the PSCU and PSCW. Its natural gas sales and transportation services are made under rate schedules approved by the two regulatory commissions. Questar Gas is authorized to earn a return on equity of 11.2 percent in Utah and 11.83 percent in Wyoming. Both the PSCU and PSCW permit Questar Gas to handle gas costs through a balancing account procedure and to reflect gas changes on a periodic, generally semi-annual, basis. Questar Gas has also received permission from the PSCU to reflect specified costs associated with hedging contracts in its gas costs.

At year-end 2002, the PSCU issued an order in Questar Gas’s general rate case approving a stipulation that reflected a test year primarily based on November 2002 and changed its treatment of contributions in aid of construction.

Since 1999, Questar Gas has been involved in extensive regulatory and legal proceedings that involve its decision to incur processing costs to deal with the decline in the Btu value of gas volumes delivered to customers. The Company’s 1999 general rate case originally ended with a stipulation that allowed Questar Gas to reflect $5 million in processing costs in rates on an annual basis. The Committee of Consumer Services appealed this decision to the Supreme Court of Utah (“Utah Court”), which ruled on August 1, 2003 that the PSCU did not comply with its statutory responsibilities when approving the stipulation. The Utah Court’s decision forced the Company to record a liability for the applicable amounts collected in rates since June 1999.

The PSCU, in an order issued December 17, 2003, concluded that its order approving the stipulation had not addressed the prudence question and determined to marshal the facts in the existing proceedings and resolve the prudence issue. On January 21, 2004, the Committee filed a petition for extraordinary relief with the Utah Court, contending that the PSCU did not have the authority to reopen the record. The Utah Court, on March 22, 2004, denied the Committee’s petition. This latest decision allows the PSCU to complete its deliberations without additional interruption and to specifically address the question whether Questar Gas met its burden of demonstrating prudence when incurring costs to enhance the heating value of gas volumes delivered to customers. The PSCU has adopted a schedule for briefs and oral arguments that ends on May 27, 2004.

Questar Gas has significant relationships with affiliates that have allowed it to lower its costs and improve its efficiency. These affiliate relationships, however, are subject to increased scrutiny by regulatory commissions for evidence of subsidization and above-market payments.

At the current time, Questar Gas is reviewing the need to file a general rate case in Utah in 2004.

Questar Gas is also subject to the requirements imposed by the Pipeline Safety Improvement Act of 2002, which is administered by the Department of Transportation, to develop an integrity management plan and assess the integrity of its high-pressure lines in “high consequence” areas on a recurring basis. The Company estimates that it may be required to spend $4-$5 million per year to comply with the new requirements.

Competition

Questar Gas is a public utility and currently has no direct competition from other distributors of natural gas for residential and commercial customers. The Company has historically enjoyed a favorable price comparison with other energy sources used by residential and commercial customers except coal and occasionally fuel oil. It provides transportation service to industrial customers that can buy volumes of gas directly from others and have such volumes transported at aggregate prices lower than Questar Gas’s sales rates. Questar Gas makes very low margins on this transportation service, but could lose customers to Kern River Pipeline.

Employees

At year-end 2003, the Company had 747 employees. Regulated Services had 369 employees that support the Company and Questar Pipeline. Another affiliate, Questar Project Employee Company, had 61 employees dedicated to Questar Gas.

Environmental Matters

The Company is subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of its operations. Although Questar Gas does not believe that environmental protection laws and regulations will have any material effect on its competitive position, it does believe that such provisions have added and will continue to add to the Company’s expenditures and annual maintenance and operating expenses.

Questar Gas has an obligation to treat waste water and monitor the effectiveness of an underground slurry wall that was constructed in 1988 at its operations center in Salt Lake City, Utah. The slurry wall was built to contain contaminants from an abandoned coal gasification plant that operated on the site from 1908 to 1929.

ITEM 2.  PROPERTIES

Questar Gas distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, in which the metropolitan Salt Lake area, Provo, Ogden and Logan are located. It also serves customers throughout the state, including the cities of Price, Roosevelt, Vernal, Moab, Monticello, Fillmore, Cedar City and St. George. The Company supplies natural gas to the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer, and Diamondville and the southeastern Idaho community of Preston. To supply these communities Questar Gas owns and operates distribution systems and has a total of 23,323 miles of street mains, service lines, and interconnecting pipelines.  Questar Gas has a major operations center located in Salt Lake City, Utah and has operations centers, field offices, and service center facilities through other parts of its service area.

ITEM 3.  LEGAL PROCEEDINGS.

Questar Gas is involved in various legal and regulatory proceedings. While it is currently impossible to predict or determine the outcome of these proceedings, management believes that the outcome will not have a material adverse effect on the Company’s financial position, operating results or liquidity. Questar Gas’s processing cost case is discussed under Item 1.  Business, “Regulation” and in Note 2 in Item 8 of this report. Other significant cases are discussed below.

Questar defendants are involved in two separate lawsuits filed by Jack Grynberg, an independent producer. The first case, United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, Consolidated Case MDL No. 1293 (D. Wyo.) involves claims filed by Grynberg under the Federal False Claims Act and is substantially similar to other cases filed against pipelines and their affiliates that have all been consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government. The Questar defendants have been deposing Grynberg and currently plan to file a motion contending that the court has no jurisdiction over the case because Grynberg cannot satisfy the statutory requirements for jurisdiction.

The second case, Grynberg and L & R Exploration Venture v. Questar Pipeline Co., Civil No. 97CV0471 (D. Wyo.) was originally stayed pending the outcome of issues raised in other cases involving the parties. This case involves some of the same allegations that were heard in an earlier case between the parties, e.g., breach of contract, intentional interference with a contract, and has additional claims of antitrust violations and fraud. In June of 2001, the judge entered an order granting the motion for partial summary judgment filed by the Questar defendants dismissing the antitrust claims from the case, but has not ruled on other motions for summary judgment dealing with ratable take and fraud.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company, as a wholly-owned subsidiary of a reporting company under the Exchange Act, is entitled to omit the information in this Item.

Part II

ITEM 5.  MARKET FOR REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS.

All of the Company’s outstanding shares of common stock, $2.50 par value, are owned by Regulated Services. Information concerning the dividends paid on such stock and the ability to pay dividends is reported in the Statements of Common Shareholder’s Equity and the Notes to Financial Statements included in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company, as a wholly-owned subsidiary of a reporting company under the Securities exchange Act, is entitled to omit the information requested in this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATION

Questar Gas conducts natural gas-distribution operations in Utah, part of southwestern Wyoming and part of southeastern Idaho. Following is a summary of financial results and operating information:

	Year Ended December 31,
	2003	2002	2001
	( in thousands)
OPERATING INCOME
Revenues
Residential and commercial sales	$552,773	$521,716	$618,451
Industrial sales	45,279	44,488	56,200
Industrial transportation	7,108	7,222	7,233
Other	15,835	22,085	22,229
Total revenues	620,995	595,511	704,113
Cost of natural gas sold	394,523	370,294	498,545
Margin	226,472	225,217	205,568
Operating expenses
Operating and maintenance	100,279	105,544	103,427
Rate-refund obligation	24,939
Depreciation and amortization	40,126	39,771	35,030
Other taxes	9,743	9,548	8,729
Total operating expenses	175,087	154,863	147,186
Operating income	$ 51,385	$ 70,354	$ 58,382

OPERATING STATISTICS
Natural gas volumes (Mdth)
Residential and commercial sales	84,393	90,796	83,650
Industrial sales	9,613	10,729	10,684
Industrial transportation	38,341	46,459	54,624
Total industrial	47,954	57,188	65,308
Total deliveries	132,347	147,984	148,958

Natural gas revenue per dth
Residential and commercial	$6.55	$5.75	$7.39
Industrial sales	4.71	4.15	5.26
Industrial transportation	0.19	0.16	0.13
System natural gas cost per dth	$4.13	$3.14	$4.92
Heating degree days – colder (warmer) than normal	(7%)	8%	(1%)
Temperature-adjusted usage per customer (dth)	118.9	117.4	119.3
Customers at December 31,
Residential and commercial	769,256	748,842	730,579
Industrial	1,238	1,286	1,321
Total customers	770,494	750,128	731,900

Revenues less cost of natural gas sold (margin)

Questar Gas’s margin increased by 1% in 2003 compared with 2002 and 10% in 2002 compared with 2001. Following is a summary of major changes in Questar Gas’s margin:

	Change in margin
	2002 to 2003	2001 to 2002
	(in thousands)

General rate case	$11,200
New customers	1,800	$4,800
Change in usage per customer	4,300	(3,900)
Estimated impact of warmer-than-normal weather	(1,900)
2002 customer contributions in excess of general-
rate-case amount	(5,600)	5,600
2002 recovery of gas-processing costs	(3,800)	3,800
Recovery of gas-cost portion of bad-debt costs	(1,500)	3,800
Change in gas costs recovered through general
rate case	(2,100)	1,600
Other	(1,100)	3,900
Total	$1,300	$19,600

Effective December 30, 2002, the Public Service Commission of Utah (PSCU) approved an $11.2 million general-rate increase and an 11.2% allowed return on equity. The PSCU based the increase on November 2002 rate base, operating costs and usage per customer.

At year-end 2003 Questar Gas was serving 770,494 customers. Customer growth remained above national averages at 2.7% in 2003, 2.5% in 2002 and 3.9% in 2001. Housing construction in Utah remained strong, driven by low mortgage-interest rates. Usage per customer, adjusted for normal temperatures, increased 1% in 2003 compared with declines of 2% in 2002 and 5% in 2001. The Company believes that usage per customer will decline in 2004 as consumers respond to higher natural gas prices.

Weather, as measured in degree days, was 7% warmer than normal in 2003 compared with 8% colder than normal in 2002. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations. However, weather was significantly warmer than normal during September and October 2003, and the Company did not fully recover nongas costs during the period. This reduced the margin by approximately $1.9 million.

Questar Gas’s 2002 results included $3.8 million of recovery of previously denied 1999 gas-processing costs. The PSCU’s 2002 order allowing the recovery of gas-processing costs is part of a continuing dispute, as discussed below.

The Company’s 2002 results also included revenues of $5.6 million due to upfront contributions from customers in addition to the amount included in general rates. Accounting for customer contributions changed beginning in 2003 as a result of the 2002 Utah general rate case. Customer contributions are now recorded as a reduction of investment instead of revenues.

Beginning in 2002, the gas-cost portion of bad debts was recovered from customers through the purchased-gas-adjustment account, increasing the 2002 margin by $3.8 million. A decline in bad debts during 2003 reduced the margin by $1.5 million.

Industrial deliveries declined 16% in 2003 following a 12% decline in 2002. Lower power-generation requirements caused 2003 industrial volumes to drop below 2002 levels. The 2002 decline from 2001 was due to lower volumes used in the manufacturing and power-generation sectors.

Operating Expenses

Operating and maintenance expenses declined 5% in 2003 compared with 2002 due to lower information- technology and bad-debt expenses partially offset by higher labor and labor-overhead costs. Operating and maintenance expenses increased 2% in 2002 over 2001 primarily because of higher bad-debt expense.

The Utah Supreme Court in August 2003 reversed earlier PSCU decisions in 2000 and 2002. The PSCU in August 2000 permitted Questar Gas to collect $5 million per year to recover a portion of the costs of processing certain gas volumes. The Btu content of natural gas entering parts of Questar Gas’s system has been declining over the past decade. Processing provides a multi-year transition period during which customers will be required to have their appliances adjusted to ensure safe and efficient operation. In August 2002, the PSCU allowed an additional $3.8 million of recovery from a previous period. As a result of the 2003 Utah Supreme Court order, Questar Gas recorded a $24.9 million before-tax liability in 2003. The liability reflects a potential refund of gas processing costs collected in rates from June of 1999 through December of 2003 plus interest. To protect customer safety, the Company must continue to operate the plant. Therefore, the Company believes past and future costs of gas processing are recoverable in rates. The Company expects to resolve this dispute in 2004.

Depreciation expense increased 1% in 2003 over 2002 after increasing 14% in 2002 over 2001. The 2002 increase was a result of capital expenditures, primarily for information systems.

Debt expense

Debt expense decreased 7% in 2003 and 5% in 2002 when compared with prior years as a result of lower interest rates primarily due to refinancing of long-term debt.

Income taxes

The effective combined federal and state rate was 39% in 2003, 35.4% in 2002 and 34.9% in 2001. The effective income tax rate for 2003 exceeded prior-year rates due to the expiration of a credit for gas production sold from a nonconventional source. These credits amounted to $1.7 million in 2002 and $1.8 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
	Year Ended December 31,
	2003	2002	2001
	(in thousands)

Net income	$20,182	$32,399	$25,873
Noncash adjustments to net income	53,199	45,447	24,741
Changes in operating assets and liabilities	2,911	43,881	(8,353)

Net cash provided from operating activities	$76,292	$121,727	$42,261

Net cash provided from operating activities decreased 37% in 2003 compared with 2002 due to higher gas costs. The higher gas costs are embedded in the year-end balances in receivables. Also, the 2002 over-collection of the purchased-gas adjustment was refunded in 2003. Higher net income and timing differences between the purchase and sale of gas resulted in an increase in net cash provided from operating activities in 2002 compared to 2001.

Investing Activities

Questar Gas added 744 miles of main, feeder and service lines to accommodate the addition of 20,366 customers in 2003.Following is a summary of capital expenditures for 2003 and 2002, and a forecast of 2004 expenditures:

	2004 Forecast
		2003	2002
	(in thousands)

Distribution system and customer additions	$55,000	$47,638	$54,855
General	27,800	23,885	14,550
	$82,800	$71,523	$69,405

Financing Activities

Net cash flow provided from operating activities was insufficient to fund capital expenditures and dividend payments. Questar Gas increased borrowings by $20.5 million and refinanced $105 million of higher cost debt in 2003. In 2002 Questar Gas generated sufficient net cash from operations activities to fund capital expenditures, pay cash dividends and repay $30.2 million of short-term debt. Forecasted 2004 capital expenditures are expected to be financed with net cash provided from operations and borrowing from Questar.

The Company typically has negative net working capital at December 31 because of short-term borrowing. The borrowing is seasonal and generally peaks at the end of the year because of the lag in customer receivables and related cold-weather gas purchases.

Questar Gas’s capital structure at December 31, 2003 was composed of 48% long-term debt and 52% common equity. Moody’s and Standard & Poor’s rate Questar Gas’s long-term debt at A2 and A+, respectively.

Contractual Cash Obligations and Other Commitments

Questar Gas enters into a variety of contractual cash obligations and other commitments in the course of ordinary business activities. The following table summarizes the Company’s significant contractual cash obligations.

	Payments Due By Year

	Total	2004	2005- 2006	2007- 2008	After 2008
	(in millions)

Long-term debt	$290.0			$53.0	$237.0
Gas purchase contracts	195.5	$135.1	$60.4
Transportation and storage contracts	972.5	75.5	150.7	148.1	598.2
Lease obligation	12.6	1.4	2.8	2.8	5.6
Total	$1,470.6	$212.0	$213.9	$203.9	$840.8

Critical Accounting Policies, Assumptions and Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. Management believes that the following accounting policies may involve a higher degree of complexity and judgment on the part of management.

Rate Regulation

Regulatory agencies establish rates for the transportation, distribution and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. Questar Gas follows Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation,” that requires the recording of regulatory assets and liabilities by companies subject to cost-based regulation. The PSCU and the Public Service Commission of Wyoming (PSCW) have accepted the recording of regulatory assets and liabilities.

Recording of Unbilled Revenues

Questar Gas records revenues on a calendar basis even though bills are sent to customers on a cycle basis throughout the month. The Company estimates revenues for the period from the date the bills are sent to customers to the end of the month. The estimates are reconciled annually in the summer. The gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses.

Weather Normalization

Questar Gas’s tariff provides for monthly adjustments to customer charges to approximate the impact of normal temperatures on nongas revenues. Questar Gas estimates the weather-normalization adjustment for the unbilled revenue each month. The weather-normalization adjustment is evaluated each month and reconciled annually in the summer.

Group Depreciation

Questar Gas uses group depreciation for the majority of its fixed assets. Under this policy, assets are depreciated in groups of similar assets rather than on an individual-asset basis. When an asset is retired, the original cost and a like amount of accumulated depreciation are removed from the books. The method typically increases depreciation expense over what would be recognized under the individual-asset method, and eliminates gains and losses when a group-depreciated asset is retired. Assets that can be separately identified, such as buildings, vehicles and computers, are depreciated on an individual-asset basis. The PSCU and PSCW have accepted the use of group depreciation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar Gas’s long-term debt is borrowed at fixed rates. As the need arises, the Company borrows funds on a short-term basis with variable-interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:

Report of Independent Auditors

Statements of Income, three years ended December 31, 2003

Balance Sheets at December 31, 2003 and 2002

Statements of Common Shareholder’s Equity, three years ended

December 31, 2003

Statement of Cash Flows, three years ended December 31, 2003

Notes to Financial Statements

Financial Statement Schedule:

For the three years ended December 31, 2003

            Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

Report of Independent Auditors

Board of Directors

Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 2003 and 2002, and the related statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2003 and 2002, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Notes 1 and 3 to the financial statements, Questar Gas Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.

Salt Lake City, Utah

February 10, 2004

/s/Ernst & Young LLP

Ernst & Young LLP

QUESTAR GAS COMPANY
STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
REVENUES
From unaffiliated customers	$618,791	$593,835	$701,150
From affiliated companies	2,204	1,676	2,963
	620,995	595,511	704,113
OPERATING EXPENSES
Cost of natural gas sold
From unaffiliated companies	201,371	190,515	325,150
From affiliated companies	193,152	179,779	173,395
Total cost of natural gas sold	394,523	370,294	498,545
Operating and maintenance	100,279	105,544	103,427
Depreciation and amortization	40,126	39,771	35,030
Rate-refund obligation	24,939
Other taxes	9,743	9,548	8,729

TOTAL OPERATING EXPENSES	569,610	525,157	645,731

OPERATING INCOME	51,385	70,354	58,382

INTEREST AND OTHER INCOME	3,228	2,329	5,158

DEBT EXPENSE	(20,984)	(22,495)	(23,777)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT	33,629	50,188	39,763

INCOME TAXES	13,113	17,789	13,890

INCOME BEFORE CUMULATIVE EFFECT	20,516	32,399	25,873

Cumulative effect of accounting change
for asset-retirement obligations, net of
income taxes of $204	(334)
NET INCOME	$20,182	$32,399	$25,873

See notes to financial statements

QUESTAR GAS COMPANY
BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,894	$2,993
Accounts receivable, net	57,651	50,570
Unbilled gas accounts receivable	49,722	39,788
Accounts receivable from affiliates	281	380
Inventories, at lower of average cost or market
Gas stored underground	23,126	22,742
Materials and supplies	4,861	4,073
Prepaid expenses and other	1,780	1,474
Purchased-gas adjustments	552
Deferred income taxes – current		5,047
TOTAL CURRENT ASSETS	141,867	127,067

PROPERTY, PLANT AND EQUIPMENT
Distribution	990,984	941,645
Production	91,343	92,594
General	137,972	143,734
Construction in progress	20,254	15,580
	1,240,553	1,193,553
Less accumulated depreciation and amortization	532,747	513,485
NET PROPERTY, PLANT AND EQUIPMENT	707,806	680,068

OTHER ASSETS
Regulatory assets	24,635	13,942
Goodwill	5,652	5,652
Other noncurrent assets	6,228	5,062
TOTAL OTHER ASSETS	36,515	24,656

	$886,188	$831,791

	December 31,
	2003	2002
	(in thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY CURRENT LIABILITIES
Notes payable to Questar	$51,900	$36,400
Accounts payable and accrued expenses
Accounts and other payables	63,897	57,464
Accounts payable to affiliates	23,903	21,114
Rate-refund obligation	24,939
Federal income taxes	2,371	1,254
Interest	4,863	5,556
Deferred taxes - current	210
Total accounts payable and accrued expenses	120,183	85,388
Purchased-gas adjustments		13,282
TOTAL CURRENT LIABILITIES	172,083	135,070

LONG-TERM DEBT	290,000	285,000

DEFERRED INCOME TAXES	94,722	90,155

DEFERRED INVESTMENT TAX CREDITS	4,172	4,565

ASSET-RETIREMENT OBLIGATIONS PAYABLE TO WEXPRO	8,256

OTHER LONG-TERM LIABILITIES	7,945	3,173

COMMON SHAREHOLDER’S EQUITY
Common stock - par value $2.50 per share;
authorized 50 million shares; 9,189,626 issued
and outstanding	22,974	22,974
Additional paid-in capital	121,875	121,875
Retained earnings	164,161	168,979
TOTAL COMMON SHAREHOLDER’S EQUITY	309,010	313,828

	$886,188	$831,791

See notes to financial statements

QUESTAR GAS COMPANY
STATEMENTS OF SHAREHOLDER’S EQUITY

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings
	(in thousands)

Balances at January 1, 2001	$22,974	$81,875	$159,207
2001 net income			25,873
Equity investment		40,000
Cash dividends			(24,000)
Balances at December 31, 2001	22,974	121,875	161,080
2002 net income			32,399
Cash dividends			(24,500)
Balances at December 31, 2002	22,974	121,875	168,979
2003 net income			20,182
Cash dividends			(25,000)
Balances at December 31, 2003	$22,974	$121,875	$164,161

See notes to financial statements

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in thousands)

OPERATING ACTIVITIES
Net income	$20,182	$32,399	$25,873
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	43,215	42,782	38,310
Deferred income taxes and
deferred investment tax credits	9,636	2,243	(12,374)
Net (gain) loss from asset sales	14	422	(1,195)
Cumulative effect of accounting change	334
	73,381	77,846	50,614
Changes in operating assets and liabilities
Accounts receivable	(16,916)	17,148	7,402
Inventories	(1,172)	208	(877)
Prepaid expenses and other	(306)	(377)	(340)
Accounts payable and accrued expenses	8,529	1,173	(47,661)
Rate-refund obligation	24,939
Federal income taxes	1,117	1,617	4,761
Purchased-gas adjustments	(13,834)	21,578	27,246
Other assets	(3,604)	5,285	3,328
Other liabilities	4,158	(2,751)	(2,212)
NET CASH PROVIDED FROM
OPERATING ACTIVITIES	76,292	121,727	42,261

INVESTING ACTIVITIES
Capital expenditures	(71,523)	(69,405)	(78,791)
Proceeds from disposition of property,
plant and equipment	632	1,005	3,014
NET CASH USED IN INVESTING
ACTIVITIES	(70,891)	(68,400)	(75,777)

FINANCING ACTIVITIES
Issuance of common equity			40,000
Issuance of long-term debt	110,000		60,000
Repayment of long-term debt	(105,000)
Change in notes payable to Questar	15,500	(30,200)	(39,000)
Payment of dividends	(25,000)	(24,500)	(24,000)
NET CASH PROVIDED FROM (USED IN)
FINANCING ACTIVITIES	(4,500)	(54,700)	37,000
Change in cash and cash equivalents	901	(1,373)	3,484
Beginning cash and cash equivalents	2,993	4,366	882
Ending cash and cash equivalents	$3,894	$2,993	$4,366

See notes to financial statements

QUESTAR GAS COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Questar Gas Company (the “Company” or “Questar Gas”), is a wholly owned subsidiary of Questar Regulated Services Company (“Regulated Services”). Regulated Services is a holding company and a wholly owned subsidiary of Questar Corporation (“Questar”). Regulated Services was organized in 1996 and provides administrative, accounting, engineering, legal and regulatory functions for its three subsidiaries, Questar Gas, Questar Pipeline Company (“Questar Pipeline”) and Questar Energy Services. Significant accounting policies are presented below.

Business and Regulation:  Questar Gas distributes natural gas to residential, commercial and industrial customers in Utah, southwestern Wyoming and southeastern Idaho. The Company is regulated by the Public Service Commission of Utah (“PSCU”) and the Public Service Commission of Wyoming (“PSCW”). The Idaho Public Utilities Commission has deferred to the PSCU for rate oversight of Questar Gas’s operations in a small area of southeastern Idaho. These regulatory agencies establish rates for the sale and transportation of natural gas. Regulation is intended to permit the recovery, through rates, of the cost of service including a return on investment.

The financial statements are presented in accordance with regulatory requirements. Methods of allocating costs to time periods may differ from those of nonregulated businesses because of cost-allocation methods used in establishing rates.

Use of Estimates:  Under generally accepted accounting principles in the United States, management is required to make estimates and assumptions that affect reported assets, liabilities and contingent liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:  Revenues are recognized in the period that services are provided or products are delivered. Questar Gas records gas-distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. The impact of abnormal weather on gas distribution earnings during the heating season is partially reduced by a weather-normalization adjustment. The Company may collect revenues subject to possible refunds, and may establish reserves pending final orders from regulatory agencies.

Purchased-Gas Adjustments:  Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW under which purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas has been authorized to hedge a portion of its natural gas supply to mitigate price fluctuations for gas-distribution customers. The benefits and the costs of hedging are included in the purchased-gas adjustment account. The regulatory commissions also allow Questar Gas to record periodic mark-to-market adjustments for hedging contracts in the purchased-gas adjustment account.

Other Regulatory Assets and Liabilities:  Questar Gas follows Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation,” that requires the recording of regulatory assets and liabilities by companies subject to cost-based regulation. Questar Gas recorded a regulatory asset at January 1, 2003 of $6.6 million to reflect a retroactive charge for the abandonment costs associated with gas wells operated on its behalf by Wexpro. The regulatory asset will be reduced over approximately 18 years following an amortization schedule or as cash is paid to plug and abandon wells. Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over either the would-be remaining life of the retired debt or the life of the replacement debt. The reacquired debt costs had a weighted-average life of approximately 15 years as of December 31, 2003. The cost of the early-retirement incentives offered to employees in 2000 was capitalized and amortized over a five-year period, which will conclude in 2005. Cumulative increases in deferred taxes are recorded as income taxes recoverable from customers. Production taxes on cost-of-service production are recorded when the gas is produced and recovered from customers when taxes are paid, generally within 12 months.

Cash and Cash Equivalents:  Cash and cash equivalents consist principally of cash balances held in commercial banks and repurchase agreements with maturities of three months or less. Repurchase agreements are highly liquid investments in overnight securities made through commercial banks.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost. The provision for depreciation and amortization is based upon rates that will systematically charge the costs of assets over their estimated useful lives. Major categories of fixed assets are grouped together for depreciation purposes. Salvage value is not considered when determining depreciation rates under the group method. Gains and losses on disposals of grouped assets are recorded as adjustments to accumulated depreciation. The costs of natural gas distribution property, plant and equipment are depreciated using the straight-line method ranging from 3% to 33% per year. Abandonment costs on a majority of long-lived distribution assets have not been capitalized due to a lack of a legal obligation to abandon the assets or to an indeterminable abandonment date. Investment in gas wells is depreciated using the unit of production method. The average depreciation and amortization rates used for the year ended December 31, were as follows:

	2003	2002	2001

Distribution and general plant	3.7%	3.9%	3.8%
Gas wells, per Mcf	$0.13	$0.14	$0.14

Impairment of Long-Lived Assets: Properties are evaluated on a specific-asset basis or in groups of similar assets, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment is indicated when a triggering event occurs and the estimated undiscounted future net cash flows of an evaluated asset are less than its carrying value. If impairment is indicated, fair value is calculated using a discounted cash flow approach. Cash flow projections require estimates of future revenues, operating costs, and other factors.

Goodwill and Other Intangible Assets:  Intangible assets consist primarily of goodwill acquired through business combinations completed after June 2001. The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On January 1, 2002 the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” According to SFAS 142, goodwill is no longer amortized, but is tested for impairment at a minimum of once a year or when an event occurs. The Company conducts annual impairment tests in the fourth quarter. When a triggering event occurs, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated. If undiscounted cash flows are less than the carrying value of the assets, impairment is indicated. The impairment is calculated using a discounted-cash-flow model.

Allowance for Funds Used During Construction:  The Company capitalizes the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest costs and the equity portion is recorded in other income. Debt expense was reduced by $70,000 in 2003, $212,000 in 2002 and $476,000 in 2001. No amounts of equity AFUDC were recorded in the three years ended December 31, 2003.

Credit Risk:  The Company’s primary market area is located in Utah, southwestern Wyoming and southeastern Idaho. Exposure to credit risk may be impacted by the concentration of customers in this area due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Loss reserves are periodically reviewed for adequacy and may be established on a specific case basis. Bad debt expense amounted to $3.7 million, $6.1 million and $6.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The allowance for bad debt expenses was $2.1 million and $2.5 million at December 31, 2003 and 2002 respectively.

Income Taxes:  The Company accounts for income tax expense on a separate return basis. Pursuant to the Internal Revenue Code and associated regulations, the Company’s operations are consolidated with those of Questar and its subsidiaries for income tax reporting purposes. The Company receives payments from Questar for such tax benefits as they are utilized on the consolidated return. Questar Gas records tax benefits as they are generated. Deferred income taxes have been provided for temporary differences between the book and tax carrying amounts of assets and liabilities. These differences create taxable or tax deductible amounts for future periods. As required by regulatory commissions, Questar Gas uses the deferral method to account for investment tax credits.

Gas-Price Hedges:  The Company follows the accounting provisions of SFAS 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” All gas-price hedges are recorded at fair value. Changes in fair value, which result in gains or losses, are reported in the purchased-gas adjustment account. The Company has a number of contracts that are derivative instruments which are specifically excluded from the provisions of SFAS 133 because they are normal sales and purchase transactions.

Reclassifications:  Certain reclassifications were made to the 2002 and 2001 financial statements to conform with the 2003 presentation.

Note 2 – Distribution Rate Refund – Gas Processing Dispute

On August 1, 2003 the Utah Supreme Court issued an order reversing a decision made by the PSCU in August of 2000 concerning certain processing costs incurred by Questar Gas. The court ruled that the PSCU did not comply with its responsibilities and regulatory procedures when approving a stipulation in Questar Gas’s general rate case filed in December of 1999. The stipulation permitted Questar Gas to collect $5 million per year in rates to recover a portion of the gas-processing costs incurred. The Committee of Consumer Services (“committee”), a Utah state agency, appealed the PSCU’s decision because the PSCU did not explicitly address whether the costs were prudently incurred.

As a result of the court’s order, Questar Gas recorded a $24.9 million liability for a potential refund to gas-distribution customers. The liability reflects revenue received for processing costs from June 1999 through December 2003. This charge reduced net income by $15.5 million. Recording the liability did not have a material impact on the credit, cash or liquidity of Questar Gas. Questar Gas has requested ongoing rate coverage for gas-processing costs in its recent gas-cost pass through filing and is currently collecting these costs in rates. Until the issue is decided by the PSCU, Questar Gas will continue to record a liability for the potential refund of the ongoing gas-processing costs.

In a December 17, 2003 order, the PSCU concluded that their 2000 order had not addressed the prudence question. The PSCU determined that the next step is to marshal the facts in the existing record, and resolve the prudence issue. On January 21, 2004 the Committee filed a petition for extraordinary relief with the Utah Supreme Court. The committee argued that the PSCU did not have the authority to reopen the record. The Company, the PSCU, and the Division of Public Utilities filed memorandum opposing the committee’s filing.

Note 3 – New Accounting Standard – Accounting for Asset-Retirement Obligations

On January 1, 2003, Questar Gas adopted SFAS 143 “Accounting for Asset-Retirement Obligations.” As a result, the Company recorded a $334,000 after tax charge for the cumulative effect of this accounting change and a $582,000 long-term asset retirement obligation. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires the Company to estimate a fair value of abandonment costs and to capitalize and depreciate those costs over the life of the related assets. The provisions of SFAS 143 do not apply to a majority of the Company’s long-lived distribution-system assets due to lack of a legal obligation to retire the assets, or due to an indeterminable retirement date. The new accounting rules allow deferral of an obligation until the abandonment date is known.

(in thousands)

Balance at January 1, 2003	$582
Accretion	32
Balance at December 31, 2003	$614

Assuming retroactive application of SFAS 143 as of January1, 2001, the pro forma effect of applying this new accounting principle would not have materially affected income in 2002 and 2001. The pro forma asset-retirement obligation as of January 1, 2002 was $551,000.

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

Note 4 - Regulatory Assets

In addition to purchased-gas adjustments, the Company has other regulatory assets. The Company recovers these costs but does not receive a return on these assets. A list of regulatory assets follows:

	December 31,
	2003	2002
(in thousands)

Cost of reacquired debt	$10,293	$6,634
Asset retirement obligations
cost-of-service gas wells	8,256
Early retirement costs	2,996	4,334
Income taxes recoverable from customers		47
Deferred-production taxes	3,090	2,719
Other		208
	$24,635	$13,942

Questar Gas has accrued regulatory liabilities for a refund of income taxes to customers amounting to $1,198,000 and $231,000 for early retirement obligations.

Note 5 - Debt

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $51.9 million at December 31, 2003 with an interest rate of 1.3% and $36.4 million at December 31, 2002 with an interest rate of 1.64%.

Questar Gas’s long-term debt consists of medium-term notes with interest rates ranging from 5.02% to 8.12%, due 2007 to 2024. Long-term debt maturities are $10 million in 2007 and $43 million in 2008. There are no long-term debt provisions restricting the payment of dividends.

On January 24, 2003, Questar Gas issued $40 million of medium-term notes with an effective interest rate of 5.02% and a 10-year life. The proceeds were used to redeem debt with a higher interest rate.

In March 2003 Questar Gas sold $70 million of 15-year notes with a coupon rate of 5.31%. Proceeds from the offering were used to replace higher-cost debt with a weighted-average interest rate of 8.11%

Cash paid for interest was $20.8 million in 2003, $22.1 million in 2002 and $22.7 million in 2001.

Note 6 - Financial Instruments and Risk Management

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2003		December 31, 2002
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$3,894	$3,894	$2,993	$2,993
Financial liabilities
Short-term debt	51,900	51,900	36,400	36,400
Long-term debt	290,000	322,273	285,000	333,846

The Company used the following methods and assumptions in estimating fair values: (1) Cash and cash equivalents, and short-term debt - carrying value approximates fair value; (2) Long-term debt - the fair value of the medium-term notes is based on the discounted present value of future cash flows using the Company’s current borrowing rates. Fair value is calculated at a point in time and does not represent the amount the Company would pay to retire the debt securities.

Note 7 - Income Taxes

The components of income taxes were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Federal
Current	$2,171	$12,547	$21,759
Deferred	10,067	3,246	(10,032)
State
Current	62	1,754	3,198
Deferred	1,206	637	(640)
Deferred investment tax credits	(393)	(395)	(395)
	$13,113	$17,789	$13,890

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is explained as follows:

	Year Ended December 31,
	2003	2002	2001
	(in percentages)

Federal income taxes at 35%	35.0%	35.0%	35.0%
Increase (decrease) as a result of:
State income taxes, net of federal income
tax benefit	2.5	3.1	4.2
Nonconventional fuel credits		(3.4)	(4.4)
Investment tax credits	(1.2)	(0.8)	(1.0)
Deferred taxes related to regulated assets
for which deferred taxes were not provided
in prior years	2.7	1.8	2.3
Other		(0.3)	(1.2)
Effective income tax rate	39.0%	35.4%	34.9%

Significant components of the Company’s deferred income taxes were as follows:

	December 31,
	2003	2002
	(in thousands)

Deferred tax liabilities
Property, plant and equipment	$96,209	$88,578
Employee benefits and compensation costs	1,984	3,383
Total deferred tax liabilities	98,193	91,961

Deferred tax assets
Tax credits carried forward	3,471	1,806
Net deferred income taxes - noncurrent	$94,722	$90,155

Deferred income taxes - current (asset) liability
Purchased-gas adjustment	$210	($5,047)

Cash paid for income taxes was $1.2 million in 2003, $13.3 million in 2002 and $18.5 million in 2001.

Note 8 - Rate Regulation and Other Matters

State Rate Regulation

Questar Gas files periodic applications with the PSCU and the PSCW requesting permission to reflect annualized gas-cost increases or decreases depending on gas prices. These requests for gas-cost increases or decreases are passed on to customers on a dollar-for-dollar basis with no markup. The impact of a gas-cost increase on customers is lessened by the fact that approximately 40 to 50% of the Company’s annual supply comes from its own wells and is priced to customers at cost-of-service rather than market prices.

2002 General rate case order

Effective December 30, 2002, the PSCU issued an order approving an $11.2 million general-rate increase for Questar Gas using an 11.2% rate of return on equity. The rate increase also reflects November 2002 usage per customer and costs. Previous general-rate-case increases relied on costs and customer-usage patterns that were typically 12 to 24 months old. Questar Gas had requested a $23 million rate increase and a 12.6% rate of return on equity.

Purchased-gas filings

Effective July 1, 2003, the PSCU approved a $146.4 million pass-through increase in annual gas costs for Utah customers. Effective October 1, 2003, the PSCU approved a $43.4 million pass-through decrease in annual gas cost. The PSCW granted Questar Gas permission to pass on a $6.8 million increase in gas costs to Wyoming customers also effective July 1, 2003. Also, the PSCW approved a $1.7 million pass-through decrease effective October 1, 2003, due to falling gas costs. Pass-through rate increases or decreases result in equal adjustments of revenues and gas costs without affecting the earnings of Questar Gas.

Note 9 - Litigation and Commitments

Litigation

There are various legal proceedings against the Company. Management believes that the outcome of these cases will not have a material effect on the Company’s financial position, operating results or liquidity.

Commitments

Historically, 40 to 50% of Questar Gas’s gas-supply portfolio has been provided from Company-owned gas reserves at the cost of service. The remainder of the gas supply has been purchased from more than 15 suppliers under approximately 46 gas-supply contracts using index-based or fixed pricing. Questar Gas has commitments of $135.1 million and $60.4 million to purchase gas in 2004 and 2005, respectively. Generally, at the conclusion of the heating season and after a bid process, new agreements for the upcoming heating season are put into place. Questar Gas bought significant quantities of natural gas under purchase agreements amounting to $180 million, $148 million and $261 million in 2003, 2002 and 2001, respectively. In addition, Questar Gas contracts for gas storage to meet peak-gas demand during the heating season.

Questar Gas has contracted for transportation and storage services with Questar Pipeline, an affiliated company, and other third-parties beyond 2008. Annual payments and the years covered are as follows:

(in thousands)

2004	$75,500
2005	75,368
2006	75,367
2007	74,066
2008	74,066
After 2008	598,179

Note 10 - Employee Benefits

Pension Plan:  Most Questar Gas employees are covered by Questar’s defined benefit pension plan. Benefits are generally based on the employee’s age at retirement, years of service and highest earnings in a consecutive 72 pay-period interval during the ten years preceding retirement. Questar is subject to and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified retirement plan approximately equal to the yearly expense. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. The Company relies on a third-party consultant to calculate the pension plan projected benefit obligation. Pension expense was $6.0 million in 2003, $5.3 million in 2002 and $5.8 million in 2001.

Questar Gas’s portion of plan assets and benefit obligations can not be determined because the plan assets are not segregated or restricted to meet the Company’s pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company’s employees would be retained by the pension plan. At December 31, 2003 Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions:  Postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health-care benefits, based on an employee’s years of service, and limited to 170% of the 1992 contribution. The Company intends to fund as necessary to comply with regulatory orders for recovery of these expenses. Plan assets consist of equity securities and corporate and U.S. government debt obligations. The Company amortizes its transition obligation over a 20-year period, which began in 1992. A third-party consultant calculates the projected benefit obligation. Postretirement benefits other than pensions cost $1.6 million in 2003 and $1 million in 2002.

The Company’s portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits can not be determined because the plan assets are not segregated or restricted to meet the Company’s obligations. At December 31, 2003 Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Postemployment Benefits:  The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. Questar Gas’s postemployment liability at December 31 was $387,000 in 2003 and $207,000 in 2002.

Employee Investment Plan:  Questar Gas participates in Questar’s Employee Investment Plan, which allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. The Company matches 80% of employees’ pretax purchases up to a maximum of 6% of their qualifying earnings. In addition, each year the Company makes a nonmatching contribution of $200 to each eligible employee. The Company’s expense equals its matching contribution and amounted to $1.6 million, $1.6 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 11 - Related Party Transactions

Regulated Services provides administrative, technical, legal and accounting support to Questar Gas. The cost of this support was $33.6 million in 2003, $32.4 million in 2002 and $35.4 million in 2001. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on the nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas has reserved transportation capacity on Questar Pipeline for 951,000 dth per day including 50,000 dth per day of winter-peaking service. Questar Gas periodically releases excess capacity and receives a credit from Questar Pipeline for the released-capacity revenues and a portion of Questar Pipeline’s interruptible-transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $75.6 million in 2003, $73.2 million in 2002 and $72.9 million in 2001, which included demand charges. The costs of these services were included in cost of gas sold.

Wexpro, an affiliated company, manages and develops certain properties owned by Questar Gas under the terms of the Wexpro Agreement. The Company receives a portion of Wexpro’s income from oil operations after recovery of Wexpro’s operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $2.2 million in 2003, $1.7 million in 2002 and $2.9 million in 2001. The amounts that Questar Gas paid Wexpro for the operation of gas properties owned by Questar Gas were $101.6 million in 2003, $94.8 million in 2002 and $88.8 million in 2001. Questar Gas reports these amounts in cost of gas sold.

Also included in cost of gas sold are amounts paid to Questar Gas Management, an affiliate, for gathering of Company-owned gas and purchased gas. These costs amounted to $10.7 million in 2003, $9.8 million in 2002 and $8.2 million in 2001. The Company purchases gas from affiliates. Purchases totaled $5.2 million in 2003, $2.0 million in 2002 and $2.9 million in 2001.

Questar Gas has a 10-year lease, with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $1.4 million in 2003 and 2002 and $1.3 million in 2001. The lease payment will be $1.4 million per year from 2004 through 2008.

An affiliated company, Questar InfoComm Inc., provides data processing and communication services to Questar Gas. The Company paid Questar InfoComm $12.1 million in 2003, $15.5 million in 2002 and $12.8 million in 2001. The Company also paid Questar InfoComm for software development of $3.1 million, $1.0 million and $300,000 in 2003, 2002 and 2001, respectively. Questar Gas capitalizes these costs.

Questar charged Questar Gas for certain administrative functions amounting to $5.1 million in 2003, $3.5 million in 2002 and $5.4 million in 2001. These costs are included in operating and maintenance expenses and are allocated based on each affiliated company’s proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Gas borrowed cash from Questar and incurred debt expense of $127,000 in 2003, $121,000 in 2002 and $5.0 million in 2001.

Note 12 - Supplemental Gas and Oil Information (Unaudited)

Wexpro, an affiliated company, develops gas reserves and associated liquids (NGL) owned by Questar Gas. Wexpro also owns and develops oil reserves. Oil and NGL’s are included below in oil reserves. All of these cost-of-service properties have various returns on investment established by state agencies. Gas production is used to supply 40 to 50% of the Company’s customer needs at cost-of-service prices. Questar Gas customers receive a portion of the profits above cost-of-service from oil properties to reduce gas supply costs. Questar Gas has not incurred any cost for gas and oil producing activities for the three years ended December 31, 2003.  See Note 11 for amounts paid by Questar Gas to Wexpro.

Estimated Quantities of Proved Gas and Oil Reserves: The following estimates were made by Questar’s reservoir engineers. Reserve estimates are based on a complex and highly interpretive process which is subject to continuous revision as additional production and development drilling information becomes available. The quantities are based on existing economic and operating conditions using current prices and operating costs. All gas and oil reserves are located in the United States. Questar Gas does not have long-term supply contracts with foreign governments or reserves of equity investees.

	Natural Gas	Oil
	(MMcf)	(Mbbl)

Proved Reserves
Balance at January 1, 2001	379,011	3,448
Revisions of estimates	(11,465)	275
Extensions and discoveries	76,042	479
Production	(37,907)	(515)
Balance at December 31, 2001	405,681	3,687
Revisions of estimates	(658)	(122)
Extensions and discoveries	56,085	675
Production	(41,208)	(501)
Balance at December 31, 2002	419,900	3,739
Revisions of estimates	24,273	103
Extensions and discoveries	30,286	187
Production	(40,088)	(449)
Balance at December 31, 2003	434,371	3,580

Proved-Developed Reserves
Balance at January 1, 2001	362,748	3,318
Balance at December 31, 2001	400,461	3,640
Balance at December 31, 2002	395,821	3,481
Balance at December 31, 2003	406,144	3,330

QUESTAR GAS COMPANY
Schedule of Valuation and Qualifying Accounts
December 31, 2003
(in thousands)

	Column B	Column C	Column D
Column A Description	Beginning Balance	Amounts charged to expense	Deductions for accounts written off	Column E Ending Balance

Year Ended December 31, 2003
Allowance for bad debts	$2,470	$3,695	$4,071	$2,094

Year Ended December 31, 2002
Allowance for bad debts	2,206	6,138	5,874	2,470

Year Ended December 31, 2001
Allowance for bad debts	1,185	6,464	5,443	2,206

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Questar Gas has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A.  CONTROLS AND PROCEDURES.

Messrs. A. K. Allred and S. E. Parks, as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003. Based on that evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

The Company, as a wholly-owned subsidiary of a reporting company under the Exchange Act, is entitled to omit all information requested in Items 10-13 of Part III.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst and Young, LLP, serves as the independent public accountant for the Company and Questar. The following table lists the fees billed by Ernst & Young to Questar for services and the fees billed directly to the Company or allocated to the Company as a member of Questar’s consolidated group:

2003

2002

Audit Fees:

$528,950

$581,512

   Questar Gas Portion:

148,290

102,291

Audit-related Fees:

76,697

56,991

   Questar Gas Portion

22,559

12,377

Tax Fees:

9,875

18,315

   Questar Gas Portion

2,813

5,090

All Other Fees

-

-

   Questar Gas Portion

-

-

The fees listed are aggregate fees.  Audit fees represent the aggregate fees billed for services performed for each year, regardless of when the fee was actually billed.  Other fees represent the aggregate fees filled in each year.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8.

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

3.4.*

Certificate of Amendment to Restated Consolidated Articles of Incorporation dated August 16, 1983. (Exhibit No. 3(a) to Form 8 Report amending the Company’s Form 10-Q Report for Quarter Ended September 30, 1983.)

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

3.9.*

Bylaws (as amended effective February 13, 2001) (Exhibit No. 3.9. to Form 10-K Annual Report for 2000.)

4.*1

Indenture dated as of May 1, 1992, between the Company and Citibank, as trustee, for the Company’s Debt Securities. (Exhibit No. 4. to Form 10-Q Report for Quarter Ended June 30, 1992.)

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

10.3.*

Amendment to Gas Gathering Agreement between the Company and Questar Gas Management Company effective September 1, 1997. (Exhibit No. 10.12. to Form 10-K Annual Report for 1997.)

24.

Power of Attorney.

31.1.

Certification signed by A. K. Allred the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”).

31.2.

Certification signed by S. E. Parks, the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

_______________________

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

1Wells Fargo Bank Northwest, N.A. serves as the successor trustee.

(b)   During the fourth quarter of 2003, the Questar Gas filed a Current Report on Form 8-K dated December 17, 2003, disclosing the PSCU’s order in the Company’s processing cost case.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2004.

QUESTAR GAS COMPANY

           (Registrant)

By   /s/ A. K. Allred

A. K. Allred

President and Chief Executive

Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 /s/ A. K. Allred

             President and Chief Executive

 A. K. Allred

 Officer; Director (Principal

 Executive Officer)

 /s/ S. E. Parks

             Vice President, Treasurer and Chief

 S. E. Parks

 Financial Officer (Principal Financial Officer)

 /s/ D. M. Curtis

Vice President and Controller

 D. M. Curtis

(Principal Accounting Officer)

*K. O. Rattie

Chairman of the Board

*A. K. Allred

Director

*W. Whitley Hawkins

Director

*Robert E. Kadlec

Director

*Dixie L. Leavitt

Director

*Gary G. Michael

Director

*Harris H. Simmons

Director

March 29, 2004

*By  /s/ A. K. Allred

       Date

 A. K. Allred, Attorney in Fact

          Exhibit No. 24.

POWER OF ATTORNEY

We, the undersigned directors of Questar Gas Company, hereby severally constitute A. K. Allred and S. E. Parks, and each of them acting alone, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names in the capacities indicated below, the Annual Report on Form 10-K for 2003and any and all amendments to be filed with the Securities and Exchange Commission by Questar Gas Company, hereby ratifying and confirming our signatures as they may be signed by the attorneys appointed herein to the Annual Report on Form 10-K for 2003and any and all amendments to such Report.

Witness our hands on the respective dates set forth below.

     Signature

Title

Date

/s/K. O. Rattie

Chairman of the Board

  2-10-04

K. O. Rattie

/s/A. K. Allred

President & Chief

  2-10-04

A. K. Allred

Executive Officer

Director

/s/ W. Whitley Hawkins

Director

  2-10-04

W. Whitley Hawkins

/s/ Robert E. Kadlec

Director

  2-10-04

Robert E. Kadlec

/s/ Dixie L. Leavitt

Director

  2-10-04

Dixie L. Leavitt

/s/ Gary G. Michael

Director

  2-10-04

Gary G. Michael

/s/ Harris H. Simmons

Director

  2-10-04

Harris H. Simmons

Exhibit No. 31.1.

CERTIFICATION

I, A. K. Allred, certify that:

1.	I have reviewed this annual report on Form 10-K for 2003 of Questar Gas Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 29, 2004 Date	By: /s/A. K. Allred A. K. Allred President and Chief Executive Officer

Exhibit No. 31.2

CERTIFICATION

I, S. E. Parks, certify that:

1.	I have reviewed this annual report on Form 10-K for 2003 of Questar Gas Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 29, 2004 Date	By: /s/S. E. Parks S. E. Parks Vice President, Treasurer, and Chief Financial Officer

#