Form 10-Q
period 2004-03-31
QUESTAR GAS CO
filed 2004-05-13
CIK 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 1-935

QUESTAR GAS COMPANY
(Exact name of registrant as specified in its charter)
State of Utah (State or other jurisdiction of incorporation or organization)	87-0155877 (IRS Employer Identification Number)

P.O. Box 45360 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2004
Common Stock, $2.50 par value	9,189,626 shares

Registrant meets the conditions set forth in General Instruction H(1)(a ) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

Questar Gas Company

Form 10-Q for the Quarterly Period Ended March 31, 2004

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Statements of Income

Condensed Balance Sheets

Condensed Statements of Cash Flows

Notes Accompanying Financial Statements

Item 2.

Management’s Discussion and Analysis of

   Financial Condition and Results of Operations

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signatures

#

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of Questar Gas Company’s (“Questar Gas” or the “Company”) expected performance at the time, actual results may vary from management’s stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include: changes in general economic conditions; changes in gas and oil prices and changes in estimated quantities of gas and oil reserves; changes in rate-regulatory policies; regulation of the Wexpro Agreement; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; the effect of environmental and other regulation; effects of endangered or threatened species regulations; changes in customers' credit ratings; competition from other forms of energy, other pipelines and storage facilities; the effect of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of the Company; and changes in credit ratings for Questar Gas.

#

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands)

REVENUES	$308,016	$235,403	$693,608	$569,655

OPERATING EXPENSES
Cost of natural gas sold	216,730	144,635	466,618	337,800
Operating and maintenance	28,422	28,540	100,161	107,433
Depreciation and amortization	10,309	10,603	39,832	40,651
Rate-refund obligation	1,490		26,429
Other taxes	3,166	2,919	9,990	9,601

TOTAL OPERATING EXPENSES	260,117	186,697	643,030	495,485

OPERATING INCOME	47,899	48,706	50,578	74,170

Interest and other income	661	489	3,400	2,352

Debt expense	(4,912)	(5,915)	(19,981)	(22,681)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	43,648	43,280	33,997	53,841

Income taxes	17,337	17,276	13,174	19,604

INCOME BEFORE CUMULATIVE
EFFECT	26,331	26,004	20,823	34,237

Cumulative effect of accounting change
for asset-retirement obligations, net
of income taxes of $204		(334)		(334)

NET INCOME	$ 26,311	$ 25,670	$ 20,823	$ 33,903

See notes accompanying financial statements

#

#

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS

	March 31,		December 31,
	2004	2003	2003
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents		$ 11,755	$ 3,894
Notes receivable from Questar Corp.		50,000
Accounts receivable, net	$ 86,771	77,511	57,932
Unbilled gas accounts receivable	24,431	26,107	49,722
Inventories, at lower of average cost or market
Gas stored underground	10,959	13,504	23,126
Materials and supplies	4,073	4,360	4,861
Prepaid expenses and other	1,779	1,475	1,780
Purchased-gas adjustments	14,112		552
Deferred income taxes - current		7,865
Total current assets	142,125	192,577	141,867

Property, plant and equipment	1,254,039	1,201,824	1,240,553
Less accumulated depreciation and amortization	542,153	523,221	532,747
Net property, plant and equipment	711,886	678,603	707,806

Regulatory and other assets	28,358	25,884	30,863
Goodwill	5,652	5,652	5,652
	$ 888,021	$ 902,716	$ 886,188
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Checks in excess of cash balances	$ 2,016
Notes payable to Questar Corp.	24,400		$ 51,900
Accounts payable and accrued expenses	120,561	$ 88,568	119,973
Purchased-gas adjustments		20,698
Deferred income taxes – current	5,362		210
Current portion of long-term debt		64,000
Total current liabilities	152,339	173,266	172,083
Long-term debt, less current portion	290,000	290,000	290,000
Deferred income taxes and investment tax credits	100,546	95,386	98,894
Asset-retirement obligations	9,319	7,552	8,870
Other long-term liabilities	6,871	3,264	7,331
Common shareholder's equity
Common stock	22,974	22,974	22,974
Additional paid-in capital	121,875	121,875	121,875
Retained earnings	184,097	188,399	164,161
Total common shareholder's equity	328,946	333,248	309,010
	$ 888,021	$ 902,716	$ 886,188
See notes accompanying financial statements

#

#

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	3 Months Ended
	March 31,
	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 26,311	$ 25,670
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	11,061	11,169
Deferred income taxes and investment tax credits	6,804	(1,947)
Net loss from asset sales	132	94
Cumulative effect of accounting change		334
	44,308	35,320
Change in operating assets and liabilities	(1,104)	6,815

NET CASH PROVIDED FROM OPERATING
ACTIVITIES	43,204	42,135

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(15,642)	(9,926)
Proceeds from disposition of assets	403	203

NET CASH USED IN INVESTING ACTIVITIES	(15,239)	(9,723)

FINANCING ACTIVITIES
Checks in excess of cash balances	2,016
Long-term debt issued		110,000
Long-term debt repaid		(41,000)
Increase in notes receivable from Questar Corp.		(50,000)
Decrease in notes payable to Questar Corp.	(27,500)	(36,400)
Dividends paid	(6,375)	(6,250)

NET CASH USED IN FINANCING ACTIVITIES	(31,859)	(23,650)

Change in cash and cash equivalents	(3,894)	8,762
Beginning cash and cash equivalents	3,894	2,993

Ending cash and cash equivalents	$ -	$ 11,755

See notes accompanying financial statements

#

#

QUESTAR GAS COMPANY
NOTES ACCOMPANYING FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

Note 1 – Basis of Presentation of Interim Financial Statements

Questar Gas’s financial statements, with the exception of the condensed balance sheet at December 31, 2003, have not been audited by independent public accountants. The interim financial statements reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted (“GAAP”) in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying notes. Actual results could differ from estimates.

The results of operations for the three- and twelve-month periods ended March 31 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, due to the seasonal nature of the gas distribution business. The impact of abnormal weather on gas distribution earnings is significantly reduced by the operation of a weather-normalization adjustment. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. For further information please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 – Questar Gas Processing Dispute

On August 1, 2003 the Utah Supreme Court issued an order reversing a decision made by the Public Service Commission of Utah (“PSCU”) in August of 2000 concerning certain processing costs incurred by Questar Gas. The court ruled that the PSCU did not comply with its responsibilities and regulatory procedures when approving a stipulation in Questar Gas’s general rate case filed in December 1999. The stipulation permitted Questar Gas to collect $5 million per year in rates to recover a portion of the gas-processing costs incurred.  The Committee of Consumer Services (“Committee”), a Utah state agency, appealed the PSCU’s decision because the PSCU did not explicitly address whether the costs were prudently incurred.

As a result of the court’s order, Questar Gas recorded a liability for a potential refund to gas-distribution customers. The liability of $26.4 million, including $1.5 million recorded in the first quarter of 2004, reflects revenue received for processing costs from June 1999 through March 2004.  The court order did not have a material impact on the creditworthiness, cash flow or liquidity of Questar Gas.  Questar Gas has requested ongoing rate coverage for gas-processing costs in its gas-cost pass-through filings and is currently collecting these ongoing costs in rates. Questar Gas will continue to record a liability for the potential refund of the ongoing gas-processing costs until the issue is decided by the PSCU.

In January 2004, the Committee filed a petition for extraordinary relief with the Utah Supreme Court. The Utah Supreme Court denied the petition in March 2004, clearing the way for the PSCU to reopen proceedings to review the prudence of Questar Gas’s decision-making on gas processing.  Hearings are scheduled for the end of May 2004.

#

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

(Unaudited)

Results of Operations

Questar Gas – a wholly-owned subsidiary of Questar Corporation (“Questar”) – distributes natural gas in Utah, southwestern Wyoming and southeastern Idaho. Following is a summary of financial results and operating information.

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
FINANCIAL RESULTS (in thousands)
Revenues
From unaffiliated customers	$306,879	$234,514	$691,156	$567,391
From affiliates	1,137	889	2,452	2,264
Total revenues	308,016	235,403	693,608	569,655
Cost of natural gas sold	216,730	144,635	466,618	337,800
Margin	$ 91,286	$ 90,768	$226,990	$231,855
Operating income	$ 47,899	$ 48,706	$ 50,578	$ 74,170
Income before cumulative effect	$ 26,311	$ 26,004	$ 20,823	$ 34,237
Cumulative effect of accounting change		(334)		(334)
Net income	$ 26,311	$ 25,670	$ 20,823	$ 33,903

OPERATING STATISTICS
Natural gas volumes (thousands of decatherms)
Residential and commercial sales	41,684	35,468	90,609	82,903
Industrial sales	3,014	3,227	9,400	10,516
Transportation for industrial customers	9,938	9,552	38,727	44,151
Total industrial	12,952	12,779	48,127	54,667
Total deliveries	54,636	48,247	138,736	137,570

Natural gas revenue (per decatherm)
Residential and commercial	$6.79	$6.08	$6.84	$6.01
Industrial sales	5.52	4.30	5.11	3.96
Transportation for industrial customers	0.19	0.19	0.19	0.16
Heating degree days
colder (warmer) than normal	13%	(11%)	4%	(8%)
Average temperature-adjusted usage
per customer (decatherm)	49.3	52.1	116.1	118.6
Customers at March 31,
Residential and commercial	775,031	752,148
Industrial	1,235	1,286
Total	776,266	753,434

Revenues less cost of natural gas sold (margin)

Questar Gas’s margin increased by 1% in the first quarter of 2004 compared with the first quarter of 2003 and decreased 2% in the 12 months ended March 31, 2004, compared with the 12 months ended March 31, 2003. Following is a summary of major changes in Questar Gas’s margin.

	Change in Margin
	First Quarter 2004 v. 2003	12 Months Ended March 31, 2004 v. 2003
	(in thousands)
General rate case		$6,000
New customers	$2,500	6,500
Change in usage per customer	(4,200)	(3,800)
Lower customer contribution revenues		(9,700)
2002 recovery of gas-processing costs		(3,800)
Recovery of gas-cost portion of bad-debt costs	600	1,000
Other	1,600	(1,100)
Increase (decrease)	$500	($4,900)

Effective December 30, 2002 the Public Service Commission of Utah (“PSCU”) approved an $11.2 million general-rate increase and an 11.2% allowed return on equity. The PSCU based the increase on November 2002 rate base, operating costs and usage per customer.

At March 31, 2004 Questar Gas was serving 776,266 customers. Customer growth remained above national averages at 3% over the prior year. Housing construction in Utah remained strong, driven by low mortgage-interest rates. Usage per customer, adjusted for normal temperatures, decreased 5% in the first quarter of 2004 compared with the 2003 first quarter and 2% for the 12 month period ended March 31, 2004 compared with the 2003 period.  Usage per customer has been decreasing due to more efficient appliances and homes and customer response to higher prices.

Weather, as measured in degree days, was 13% colder than normal in the first quarter of 2004 compared with 11% warmer than normal in the first quarter of 2003. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Questar Gas’s results for the 12 months ended March 31, 2003, included $3.8 million of recovery of previously denied 1999 gas-processing costs. The PSCU’s 2002 order allowing the recovery of gas-processing costs is part of a continuing dispute, as discussed below.

Questar Gas’s results for the 12 months ended March 31, 2003, also included revenues of $9.7 million due to upfront contributions from customers. Accounting for customer contributions changed beginning in 2003 as a result of the 2002 Utah general rate case. Customer contributions are now recorded as a reduction of investment instead of revenues and general rates were increased to make up for the change in revenues.

Industrial deliveries increased 1% in the first quarter of 2004 compared with the first quarter of 2003. Industrial deliveries decreased 12% in the 12 months ended March 31, 2004, compared with the same period ended March 31, 2003, as a result of lower power-generation requirements.

Operating Expenses

Operating and maintenance expenses were flat in the first quarter of 2004 compared with the first quarter of 2003. Lower information technology and labor costs offset higher contracted services and bad-debt costs. Operating and maintenance expenses decreased 7% in the 12 months ended March 31, 2004, compared with the 12 months ended March 31, 2003 because of lower information technology and bad-debt costs.

The Utah Supreme Court in August 2003 reversed earlier PSCU decisions in 2000 and 2002. The PSCU in August 2000 permitted Questar Gas to collect $5 million per year to recover a portion of the costs of processing certain gas volumes. The Btu content of natural gas entering parts of Questar Gas’s system has been declining over the past decade. Processing provides a multi-year transition period during which customers will be required to have their appliances adjusted to ensure safe and efficient operation. In August 2002, the PSCU allowed an additional $3.8 million of recovery from a previous period. As a result of the 2003 Utah Supreme Court order, Questar Gas recorded a $24.9 million before-tax liability in 2003 and an additional $1.5 million liability in the first quarter of 2004. The liability reflects a potential refund of gas processing costs collected in rates from June 1999 through March 2004 plus interest. The plant must be operated to protect customers; therefore, management believes past and future costs of gas processing are recoverable in rates. Management expects to resolve this dispute in 2004.

Depreciation expense decreased 3% in the first quarter of 2004 compared with the first quarter of 2003 and 2% in the 12 months ended March 31, 2004, compared with the 2003 period. Retirements of plant have offset the depreciation impact of plant additions.

Accounting change

On January 1, 2003 the Company adopted a new accounting standard, SFAS 143, “Accounting for Asset Retirement Obligations,” and recorded a cumulative effect that reduced net income by $334,000.

Liquidity and Capital Resources

Operating Activities

           Net cash provided from operating activities increased 3% in 2004 compared with 2003 due to increased income and noncash adjustments to income. Higher realized prices for gas in 2004 resulted in an increase in receivables.

Investing Activities

Capital expenditures increased 58% in 2004 compared with 2003. Questar Gas expects capital expenditures to reach $82.8 million in 2004. The Company is replacing an aging customer information system.

Financing Activities

Net cash flow provided from operating activities was more than sufficient to fund capital expenditures and pay dividends in the first quarter of 2004. The excess cash flow was used to repay debt. As a result total debt was 49% of total capital at March 31, 2004. Questar Gas borrowed $110 million and redeemed $41 million of long-term debt in the first quarter of 2003 and an additional $64 million in April 2003. The Company anticipates funding 2004 capital expenditures from cash flow from operations.

Item 4.  Controls and Procedures

     a. Evaluation of Disclosure Controls and Procedures.  The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date").  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act

     b.  Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

#

Part II

OTHER INFORMATION

Item 1.  Legal Proceedings.

a.

On April 29, 2004, Questar Gas Company (“Questar Gas” or the “Company”) filed an application with the Public Service Commission of Wyoming (the “PSCW”), requesting permission to reflect gas costs in the annualized amount of $19,233,649, in its rates effective June 1, 2004.  This figure reflects an increase of $1,361,000, which represents an increase of 4.77 percent in the total rate charged to the average Wyoming general service customer.  In the pass-on application, the Company attributed the increased costs to price forecasts for gas volumes in the Rocky Mountain region.  Questar Gas, in the application, also explained that it was filing the application a month earlier than normal to facilitate a smooth transition to a new customer information system scheduled to take place in July of 2004.  As of the date of this report, the PSCW had not taken any action on the Company’s application.

b.

Questar Gas filed a similar gas cost application with the Public Service Commission of Utah (the “PSCU”) on May 5, 2004.  In it, the Company requested permission to reflect gas costs in the annualized amount of $492,309,673, in rates effective June 1, 2004.  This figure reflects an increase of $34,835,000 and represents an increase of 4.97 percent for the average Utah general service customer.  The PSCU, as of the date of this report, had not taken any action on the Company’s application.

c.

On May 7, 2004, the Company and other parties to the proceedings filed their briefs with the PSCU in a pending case to determine if Questar Gas acted prudently to address a safety problem.  This case involves the company’s recovery of a portion of the costs associated with removing carbon dioxide from gas volumes.  It was reopened after the Utah Supreme Court, by order dated August 1, 2003, found that the PSCU did not comply with its responsibilities when approving a stipulation that permitted Questar Gas to reflect such costs in its rates.  See the Company’s Annual Report on Form 10-K for 2003 for a full discussion of the history of the case.  In its brief, Questar Gas argued that the record before the PSCU clearly establishes that the Company’s action were reasonable and prudent, given the expense and the uncertain and time-consuming nature of the alternatives available to it.  Questar Gas also requested that the PSCU approve the stipulation that permits it to reflect $5,000,000 of its annual costs associated with the removal in its rates.  The Division of Public Utilities, a state agency, also filed a brief requesting approval of the stipulation.

The PSCU’s schedule for the case ends with a hearing on May 27, 2004.  The Company hopes to receive an order from the PSCU prior to the end of the second quarter.  Pending the receipt of the order, Questar Gas will continue to book the liability for the processing costs recovered in rates plus interest.

Item 5.  Other information.

Questar Gas Company (“Questar Gas” or the “Company”) announced several changes in its executive officers effective March 1, 2004.  Ronald W. Jibson and Kelly B. Maxfield were appointed to serve as Vice President, Operations, and Vice President, Information Technology and Administration, respectively.  Both men also serve in these same positions for other entities within the Regulated Services unit of Questar Corporation (“Questar”).

Mr. Jibson, age 51, joined the Company as an engineer in 1980 and has held several leadership roles, most recently General Manager, Operations (January 2003 to March 2004).  Prior to being named to his current position, Mr. Maxfield, age 51, served as President and Chief Executive Officer of Consonus, Inc., Questar's data hosting subsidiary.  He joined Questar as an auditor in 1977.

Shahab Saeed, age 44, resigned as Vice President, Support Services, for Questar Gas and Questar Pipeline Company to replace Mr. Maxfield as President and Chief Executive Officer of Consonus.  He also serves as Vice President of the Company’s parent, Questar Regulated Services Company, and Chief Operating Officer of another entity within Regulated Services.  He joined Questar Gas as an industrial engineer in 1981 and has served as an officer within the group since November 2000.

#

Item 6.  Exhibits and Reports on Form 8-K.

a.

The following exhibits are filed as part of this report:

Exhibit No.

Exhibit

31.1.

Certification signed by Alan K. Allred, Questar Gas Company's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification signed by S. E. Parks, Questar Gas Company's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.

The Company did not file any Current Reports on Form 8-K during the first quarter of 2004.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY

(Registrant)

May 13, 2004_____________

/s/Alan K. Allred_____________________

Date

Alan K. Allred

President and Chief Executive Officer

May 13, 2004____________

/s/S. E. Parks________________________

Date

S. E. Parks

Vice President, Treasurer, and Chief

Financial Officer

Exhibit List

Exhibit No.

Exhibit

31.1.	Certification signed by Alan K. Allred, the Chief Executive Officer of Questar Gas Company (“Questar Gas”), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2.	Certification signed by S. E. Parks, Questar Gas’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#

Exhibit No. 31.1.

CERTIFICATION

I, Alan K. Allred, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Questar Gas Company.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

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

May 13, 2004____________

/s/Alan K. Allred_______________________

Date

Alan K. Allred

President and Chief Executive Officer

#

Exhibit No. 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Questar Gas Company.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

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

May 13, 2004_____________

/s/S. E. Parks_____________________

Date

S. E. Parks

Vice President, Treasurer, and

Chief Financial Officer

#