Form 10-Q
period 2004-06-30
QUESTAR GAS CO
filed 2004-08-12
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WAHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 1-935

QUESTAR GAS COMPANY
(Exact name of registrant as specified in its charter)
State of Utah (State or other jurisdiction of incorporation or organization)	87-0155877 (IRS Employer Identification Number)

P.O. Box 45360 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2004
Common Stock, $2.50 par value	9,189,626 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Gas Company

Form 10-Q for the Quarterly Period Ended June 30, 2004

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003
	(in thousands)

REVENUES	$103,252	$ 91,162	$411,268	$326,565	$705,698	$ 578,016

OPERATING EXPENSES
Cost of natural gas sold	65,697	54,481	282,427	199,116	477,834	344,219
Operating and maintenance	25,043	24,130	53,465	52,670	101,074	107,816
Depreciation and amortization	10,357	9,801	20,666	20,404	40,388	40,515
Rate-refund obligation	1,505	22,000	2,995	22,000	5,934	22,000
Other taxes	3,078	2,832	6,244	5,751	10,236	9,605

TOTAL OPERATING EXPENSES	105,680	113,244	365,797	299,941	635,466	524,155

OPERATING INCOME (LOSS)	(2,428)	(22,082)	45,471	26,624	70,232	53,861

Interest and other income	775	634	1,436	1,123	3,541	2,082

Debt expense	(4,945)	(5,245)	(9,857)	(11,160)	(19,681)	(22,333)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT	(6,598)	(26,693)	37,050	16,587	54,092	33,610

Income taxes	(2,599)	(10,235)	14,738	7,041	20,810	12,322

INCOME (LOSS) BEFORE CUMULATIVE EFFECT	(3,999)	(16,458)	22,312	9,546	33,282	21,288

Cumulative effect of accounting change
for asset retirement obligations, net
of income taxes of $204				(334)		(334)

NET INCOME (LOSS)	($ 3,999)	($16,458)	$ 22,312	$ 9,212	$ 33,282	$ 20,954

See notes accompanying financial statements

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
	June 30,	December 31,
	2004	2003	2003
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents		$ 113	$ 3,894
Accounts receivable, net	$ 32,698	34,912	57,932
Unbilled gas accounts receivable	6,850	6,347	49,722
Inventories, at lower of average cost or market
Gas stored underground	23,955	16,993	23,126
Materials and supplies	5,838	5,134	4,861
Prepaid expenses and other	1,222	998	1,780
Purchased-gas adjustments	25,323		552
Deferred income taxes – current		222
Total current assets	95,886	64,719	141,867

Property, plant and equipment	1,267,647	1,216,302	1,240,553
Less accumulated depreciation and amortization	551,300	529,485	532,747
Net property, plant and equipment	716,347	686,817	707,806

Regulatory and other assets	24,994	27,136	30,863
Goodwill	5,652	5,652	5,652
	$ 842,879	$ 784,324	$ 886,188

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Checks in excess of cash balances	$ 2,583
Notes payable to Questar	44,100	$ 4,000	$ 51,900
Accounts payable and accrued expenses	77,477	67,358	119,973
Purchased-gas adjustments		584
Deferred income taxes – current	9,623		210
Total current liabilities	133,783	71,942	172,083

Long-term debt	273,000	290,000	290,000
Deferred income taxes and investment tax credits	103,547	101,202	98,894
Asset-retirement obligations	5,906	7,994	8,870
Other long-term liabilities	8,071	2,646	7,331

Common shareholder's equity
Common stock	22,974	22,974	22,974
Additional paid-in capital	121,875	121,875	121,875
Retained earnings	173,723	165,691	164,161
Total common shareholder's equity	318,572	310,540	309,010
	$ 842,879	$ 784,324	$ 886,188

See notes to accompanying financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	6 Months Ended
	June 30,
	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 22,312	$ 9,212
Adjustments to reconcile net income to net cash provided
from operating activities:
Depreciation and amortization	22,215	21,928
Deferred income taxes and investment tax credits	14,066	11,512
Net loss from asset sales	207	169
Cumulative effect of accounting change		334
	58,800	43,155
Change in operating assets and liabilities	3,202	22,635

NET CASH PROVIDED FROM OPERATING
ACTIVITIES	62,002	65,790

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(31,577)	(29,035)
Proceeds from disposition of assets	648	265

NET CASH USED IN INVESTING ACTIVITIES	(30,929)	(28,770)

FINANCING ACTIVITIES
Checks in excess of cash balance	2,583
Long-term debt issued		110,000
Long-term debt repaid	(17,000)	(105,000)
Decrease in notes payable to Questar	(7,800)	(32,400)
Dividends paid	(12,750)	(12,500)

NET CASH USED IN FINANCING ACTIVITIES	(34,967)	(39,900)

Change in cash and cash equivalents	(3,894)	(2,880)
Beginning cash and cash equivalents	3,894	2,993

Ending cash and cash equivalents	$ -	$ 113

See notes accompanying financial statements

QUESTAR GAS COMPANY

NOTES ACCOMPANYING FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Note 1 – Basis of Presentation of Interim Financial Statements

Questar Gas’s interim financial statements, with the exception of the condensed balance sheet at December 31, 2003, have not been audited by independent public accountants. The interim financial statements reflect all normal, recurring adjustments that are in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted (“GAAP”) in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying notes. Actual results could differ from estimates.

The results of operations for the three-, six- and twelve-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, due to the seasonal nature of the gas distribution business. The impact of abnormal weather on gas distribution earnings is significantly reduced by the operation of a weather-normalization adjustment. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. For further information please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 – Questar Gas Processing Dispute

On August 1, 2003 the Utah Supreme Court issued an order reversing a decision made by the Public Service Commission of Utah (“PSCU”) in August of 2000 concerning certain processing costs incurred by Questar Gas. The court ruled that the PSCU did not comply with Utah statute when approving a stipulation in Questar Gas’s general rate case filed in December 1999. The stipulation permitted Questar Gas to collect $5.0 million per year through May 2004 to recover a portion of the gas-processing costs.  The Committee of Consumer Services (“Committee”), a Utah state agency, appealed the PSCU’s decision because the PSCU did not explicitly address whether the costs were prudent.

As a result of the court’s order, Questar Gas recorded a liability for a potential refund to gas-distribution customers. The liability of $27.9 million, including $3.0 million recorded in the first half of 2004, reflects revenue received for processing costs from June 1999 through June 2004.  The court order did not have a material impact on the creditworthiness, cash flow or liquidity of Questar Gas.  Questar Gas has requested ongoing rate coverage for gas-processing costs in its gas-cost pass-through filings and is currently collecting these ongoing costs in rates. Questar Gas will continue to record a liability for the potential refund of the ongoing gas-processing costs until the issue is decided by the PSCU.

In January 2004 the Committee filed a petition for extraordinary relief with the Utah Supreme Court asking the Court to stop PSCU proceedings on this issue. The Utah Supreme Court denied the petition in March 2004, clearing the way for the PSCU to reopen proceedings to review the prudence of Questar Gas’s decision-making on gas processing.  Hearings on the issue were held with the PSCU during May 2004. On July 7, 2004, the PSCU stated it would issue an order in August 2004. The PSCU also ordered all parties to attempt to settle the recovery of processing costs from May 2004 forward. The PSCU also encouraged the parties to settle issues related to pre-May 2004 processing costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2004

(Unaudited)

Results of Operations

Questar Gas – a wholly-owned subsidiary of Questar Corporation (“Questar”) – distributes natural gas in Utah, southwestern Wyoming and southeastern Idaho. Following is a summary of financial results and operating information.

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003
FINANCIAL RESULTS - (in thousands)
Revenues
From unaffiliated customers	$102,235	$ 90,594	$409,114	$325,108	$702,797	$575,981
From affiliates	1,017	568	2,154	1,457	2,901	2,035
Total revenues	103,252	91,162	411,268	326,565	705,698	578,016
Cost of natural gas sold	65,697	54,481	282,427	199,116	477,834	344,219
Margin	$ 37,555	$ 36,681	$128,841	$127,449	$227,864	$233,797
Operating income (loss)	($ 2,428)	($22,082)	$ 45,471	$ 26,624	$ 70,232	$ 53,861
Income (loss) before cumulative effect	($ 3,999)	($16,458)	$ 22,312	$ 9,546	$ 33,282	$ 21,288
Cumulative effect of accounting change				(334)		(334)
Net income (loss)	($ 3,999)	($16,458)	$ 22,312	$ 9,212	$ 33,282	$ 20,954

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003

OPERATING STATISTICS
Natural gas volumes (in Mdth)
Residential and commercial sales	11,633	12,999	53,317	48,467	89,243	85,118
Industrial sales	2,011	2,201	5,025	5,428	9,210	10,361
Transportation for industrial customers	8,208	9,421	18,146	18,973	37,514	43,741
Total deliveries	21,852	24,621	76,488	72,868	135,967	139,220

Natural gas revenue (per dth)
Residential and commercial	$7.29	$5.82	$6.90	$6.01	$7.05	$5.99
Industrial sales	5.35	4.23	5.45	4.27	5.38	3.94
Transportation for industrial customers	0.19	0.19	0.19	0.19	0.18	0.17
Heating degree days
colder (warmer) than normal	(16%)	1%	7%	(9%)	2%	(5%)
Average temperature-adjusted usage per
customer (dth)	17.2	17.2	66.5	69.3	116.1	118.3
Customers at June 30,
Residential and commercial	770,472	748,512
Industrial	1,223	1,282
Total	771,695	749,794

Questar Gas lost $4.0 million in the second quarter of 2004 and reported income of $22.3 million in the first half of 2004 compared with a loss of $16.5 million in the second quarter of 2003 and income of $9.2 million in the first half of 2003.  The 2003 second quarter results included an expense of $22.0 million ($13.6 million after-tax) accrued for potential refund to customers for a dispute over gas-processing costs with the PSCU.  Questar Gas has continued to accrue a liability for this potential refund to customers pending an order from the PSCU which totaled $27.9 million as of June 30, 2004. Excluding these charges Questar Gas’s second quarter loss was $3.1 million in 2004 and $2.9 million in 2003. First half 2004 net income excluding the accrual was $24.2 million compared with $22.8 million for the first half of 2003.

Questar Gas’s margin increased by 2% in the second quarter of 2004, 1% in the first half of 2004 and decreased 3% in the 12 months ended June 30, 2004 compared with the 2003 periods. Following is a summary of major changes in Questar Gas’s margin for the second quarter, first half and 12 months ended June, 30, 2004 compared with the same periods of 2003.

	Margin Variance Analysis
	3 Months Ended June 30, 2004	6 Months Ended June 30, 2004	12 Months Ended June 30, 2004
	(in thousands)
General rate case effective December 30, 2002			$4,700
New customers	$659	$2,549	4,450
Change in usage per customer		(3,781)	(2,971)
Customer contribution revenues in 2002			(6,003)
2002 recovery of gas-processing costs			(3,800)
Other	215	2,624	(2,309)
Increase (decrease)	$874	$1,392	($5,933)

Effective December 30, 2002, the Public Service Commission of Utah (“PSCU”) approved an $11.2 million general-rate increase and an 11.2% allowed return on equity. The PSCU based the increase on November 2002 rate base, operating costs and usage per customer.

At June 30, 2004 Questar Gas was serving 771,695 customers. Customer growth remained above national averages at 2.9% over the prior year. Housing construction in Utah remained strong, driven by low mortgage-interest rates. Usage per customer, adjusted for normal temperatures, was flat in the second quarter of 2004 and declined 4% in the first half of 2004 and 2% in the 12 months ended June 30, 2004 compared with the 2003 periods.  Usage per customer has been decreasing due to more efficient appliances and homes and customer response to higher prices.

Weather, as measured in degree days, was 16% warmer than normal in the second quarter of 2004 and 7% colder than normal in the first half of 2004 compared with 1% colder than normal in the second quarter of 2003 and 9% warmer than normal in the first half of 2003. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Questar Gas’s results for the 12 months ended June 30, 2003, included, $3.8 million of recovery of previously denied 1999 gas-processing costs. The PSCU’s 2002 order allowing the recovery of gas-processing costs is part of a continuing dispute, as discussed below.

Questar Gas’s results for the 12 months ended June 30, 2003, also included revenues of $6.0 million due to upfront contributions from customers. Accounting for customer contributions changed beginning in 2003 as a result of the 2002 Utah general rate case. Customer contributions are now recorded as a reduction of investment instead of revenues and general rates were increased to make up for the change in revenues.

Industrial deliveries declined 12% in the second quarter of 2004, 5% in the first half of 2004 and 14% in the 12 months ended 2004 compared with the 2003 periods. These changes were primarily driven by power-generation requirements.

Cost of natural gas sold increased 21% in the second quarter of 2004, 42% in the first half of 2004 and 39% in the 12 months ended 2004 compared with the 2003 periods.  These changes were due to increased volumes and increased natural gas purchase costs.  Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the Public Service Commission of Wyoming. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.  As of June 30, 2004, Questar Gas had a $25.3 million balance in the purchased-gas adjustment account representing gas costs incurred but not yet recovered from customers.

Operating and maintenance expenses increased 4% in the second quarter of 2004, 2% in the first half of 2004 and decreased 6% in the 12 months ended 2004 compared with the 2003 periods. Lower information technology and labor costs offset higher contracted services and bad-debt costs. Questar Gas has PSCU approval to record incremental pipeline integrity costs in a regulatory-asset account. The costs will be amortized over a five-year period beginning with the next general rate case or 2007, which ever occurs first. Operating and maintenance expenses per customer were $131 in the 12 months ended June 30, 2004 compared with $144 for the 2003 period.

The Utah Supreme Court, in August 2003, reversed earlier PSCU decisions in 2000 and 2002. The PSCU in August 2000 permitted Questar Gas to collect $5 million per year through May 2004 to recover a portion of the costs of processing certain gas volumes. The Btu content of natural gas entering parts of Questar Gas’s system has been declining over the past decade. Processing provides a multi-year transition period during which customers will be required to have their appliances adjusted to ensure safe and efficient operation. In August 2002 the PSCU allowed an additional $3.8 million of recovery from a previous period. As a result of the 2003 Utah Supreme Court order, Questar Gas recorded a $24.9 million before-tax liability in 2003 and an additional $3.0 million liability in the first half of 2004. The liability reflects a potential refund of gas processing costs collected in rates from June 1999 through June 2004 plus interest. The plant must be operated to protect customers; therefore, management believes past and future costs of gas processing are recoverable in rates. Questar Gas requested ongoing rate coverage for these costs in its last two gas pass-through filings and continues to collect $5 million per year. On July 7, 2004 the PSCU issued an order indicating that they would issue their final order in August 2004.  They ordered the parties in the case to attempt to settle the issue of ongoing cost coverage.  They also invited the parties to settle the issue of past cost coverage.

Depreciation expense increased 6% in the second quarter of 2004, 1% in the first half of 2004 and was flat in the 12 months ended 2004 compared with the 2003 periods. Retirements of plant assets have offset the depreciation impact of plant additions.

Accounting change

On January 1, 2003 the Company adopted a new accounting standard, SFAS 143, “Accounting for Asset Retirement Obligations,” and recorded a cumulative effect that reduced net income by $334,000.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities decreased 6% in 2004 compared with 2003 due to noncash adjustments to income. Higher realized prices for gas in 2004 resulted in an increase in the purchased-gas adjustment account representing gas costs incurred but not yet recovered from customers.

Investing Activities

Capital expenditures increased 9% in 2004 compared with 2003. Questar Gas expects capital expenditures to reach $81.8 million in 2004. The Company replaced an aging customer information system.

Financing Activities

Net cash flow provided from operating activities was more than sufficient to fund capital expenditures and pay dividends in the first half of 2004. The excess cash flow was used to repay debt. As a result total debt was 50% of total capital at June 30, 2004. Questar Gas repaid $17 million in medium-term notes carrying an 8.12% interest rate. A call premium of $690,000 will be amortized over the remaining life of the original notes in accordance with regulatory treatment. Questar Gas borrowed $110 million and redeemed $41 million of long-term debt in the first quarter of 2003 and an additional $64 million in April 2003.

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

Part II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 2 in the Notes accompanying the Company's Consolidated Financial Statements included under Item 1.  Financial Statements in Part I of this report for a discussion of the regulatory proceedings involving gas processing costs incurred by Questar Gas.  These proceedings have been discussed in quarterly, annual and current reports filed since August 1, 2003.

Item 5.  Other Information.

On May 18, 2004, Martin H. Craven, age 52, was elected as the Company's Treasurer, replacing S. E. Parks.  Mr. Parks will continue to serve as the Company's Chief Financial Officer.  Mr. Craven also serves as the Treasurer of Questar Corporation and all affiliates

Item 6.  Exhibits and Reports on Form 8-K.

a.

The following exhibits are filed as part of this report:

Exhibit No.

Exhibit

   31.1.

Certification signed by Alan K. Allred, Questar Gas's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2.

Certification signed by S. E. Parks, Questar Gas's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.

The Company filed a Current Report on Form 8-K dated July 7, 2004, reporting the receipt of an order from the Public Service Commission of Utah indicating that it would issue an order in the pending gas-cost processing case before the end of August 2004 and encouraging the parties to engage in settlement discussions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY

(Registrant)

August 12, 2004

/s/Alan K. Allred

      Date

Alan K. Allred

President and Chief Executive Officer

August 12, 2004

/s/S/ E. Parks

      Date

S. E. Parks

Vice President and Chief Financial Officer

Exhibits List

Exhibit No.

Exhibit

31.1.

Certification signed by Alan K. Allred, Questar Gas's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

1.1.

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

August 12, 2004

/s/A. K.Allred

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

August 12, 2004

/s/S. E. Parks

Date

S. E. Parks

Vice President and Chief Financial Officer

#