Form 10-Q
period 2004-09-30
QUESTAR GAS CO
filed 2004-11-10
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 1-935

QUESTAR GAS COMPANY
(Exact name of registrant as specified in its charter)
State of Utah (State or other jurisdiction of incorporation or organization)	87-0155877 (IRS Employer Identification Number)

P.O. Box 45360 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2004
Common Stock, $2.50 par value	9,189,626 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

Questar Gas Company

Form 10-Q for the Quarterly Period Ended September 30, 2004

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

Page #

Item 1.

Financial Statements.

Statements of Income for the three-, nine- and twelve-months ended September 30, 2004 and 2003.

Condensed Balance Sheets at September 30, 2004 and 2003

and December 31, 2003.

Condensed Statements of Cash Flows for the nine-months

ended September 30, 2004 and 2003.

Notes Accompanying Financial Statements.

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations.

Item 4.

Controls and Procedures.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings.

Item 6.

Exhibits and Reports on Form 8-K.

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

Distribution operations are subject to regulation which can directly impact earnings primarily through a regulated return on rate base.  The Company monitors the allowed rate of return, its effectiveness in earning such a rate and initiates rate proceedings or operating changes as needed.  In addition in the normal course of the regulatory environment, assets may be placed in service and historical test periods may need to be established before rate cases can be filed.  Once rate cases are filed, regulatory bodies have the authority to suspend implementation of the new rates while studying the cases.  Because of this process, Questar may temporarily suffer the negative financial effects of having placed assets in service without the benefit of rate relief.

Increased regulatory requirements relating to the integrity of pipelines will require Questar Gas to spend additional money to comply with these requirements.  Questar Gas’s distribution systems are subject to extensive laws and regulations related to pipeline integrity.  For example recent federal legislation signed into law in December 2002 includes new guidelines for the U.S. Department of Transportation (“DOT”) and pipeline companies in the areas of testing, education, training and communication.  Compliance with existing and recently executed regulations requires significant expenditures. Additional laws and regulations that may be enacted in the future could significantly increase the amount of these expenditures.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include: changes in general economic conditions; changes in gas and oil prices and changes in estimated quantities of gas and oil reserves; changes in rate-regulatory policies; regulation of the Wexpro Agreement; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; the effect of environmental and other regulation; effects of endangered or threatened species regulations; changes in customers' credit ratings; competition from other forms of energy, other pipelines and storage facilities; the effect of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of the Company; and changes in credit ratings.

#

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

QUESTAR GAS COMPANY

STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
	(in thousands)

REVENUES	$ 82,062	$ 71,498	$493,330	$ 398,063	$716,262	$590,022

OPERATING EXPENSES
Cost of natural gas sold	54,394	43,838	336,821	242,954	488,390	361,314
Operating and maintenance	25,569	24,224	79,034	76,894	102,419	108,120
Depreciation and amortization	10,562	9,207	31,228	29,611	41,743	39,785
Rate-refund obligation	1,095	1,462	4,090	23,462	5,567	23,462
Other taxes	2,893	2,587	9,137	8,338	10,542	9,392

TOTAL OPERATING EXPENSES	94,513	81,318	460,310	381,259	648,661	542,073

OPERATING INCOME (LOSS)	(12,451)	(9,820)	33,020	16,804	67,601	47,949

Interest and other income	1,069	1,163	2,505	2,286	3,447	2,314

Debt expense	(4,713)	(4,863)	(14,570)	(16,023)	(19,531)	(21,750)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT	(16,095)	(13,520)	20,955	3,067	51,517	28,513

Income taxes	(6,320)	(5,261)	8,418	1,780	19,751	10,817

INCOME (LOSS) BEFORE CUMULATIVE EFFECT	(9,775)	(8,259)	12,537	1,287	31,766	17,696

Cumulative effect of accounting change
for asset retirement obligations, net
of income taxes of $204				(334)		(334)

NET INCOME (LOSS)	($9,775)	($8,259)	$12,537	$ 953	$ 31,766	$ 17,362

#

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
	September 30, 2004	September 30, 2003	December 31, 2003
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 113	$ 760	$ 3,894
Federal income taxes recoverable	9,482	21,110
Accounts receivable, net	18,922	31,541	80,508
Unbilled gas accounts receivable	13,210	10,424	49,722
Inventories, at lower of average cost or market
Gas stored underground	47,812	34,740	23,126
Materials and supplies	4,153	4,601	4,861
Prepaid expenses and other	1,119	916	1,780
Purchased-gas adjustments	36,145	5,669	552
Total current assets	130,956	109,761	164,443

Property, plant and equipment	1,286,211	1,231,009	1,240,553
Less accumulated depreciation and amortization	557,990	537,179	532,747
Net property, plant and equipment	728,221	693,830	707,806

Regulatory and other assets	27,760	28,251	30,863
Goodwill	5,652	5,652	5,652
	$892,589	$ 837,494	$ 908,764

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Notes payable to Questar	$ 68,500	$ 28,300	$ 51,900
Accounts payable and accrued expenses	90,380	74,340	119,973
Customer-credit balances	20,568	24,295	22,576
Deferred income taxes – current	13,735	2,154	210
Total current liabilities	193,183	129,089	194,659

Long-term debt	273,000	290,000	290,000
Deferred income taxes and investment tax credits	107,855	111,064	98,894
Asset-retirement obligations	5,826	8,431	8,870
Other long-term liabilities	10,303	2,879	7,331

Common shareholder's equity
Common stock	22,974	22,974	22,974
Additional paid-in capital	121,875	121,875	121,875
Retained earnings	157,573	151,182	164,161
Total common shareholder's equity	302,422	296,031	309,010
	$ 892,589	$ 837,494	$ 908,764

See notes to accompanying financial statements

#

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	9 Months Ended
	September 30,
	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 12,537	$ 953
Adjustments to reconcile net income to net cash provided
from operating activities:
Depreciation and amortization	33,555	31,919
Deferred income taxes and investment tax credits	22,486	23,750
Net loss from asset sales	220	153
Cumulative effect of accounting change		334
	68,798	57,109
Change in operating assets and liabilities	1,102	8,266

NET CASH PROVIDED FROM OPERATING
ACTIVITIES	69,900	65,375

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(54,796)	(46,253)
Proceeds from disposition of assets	640	495

NET CASH USED IN INVESTING ACTIVITIES	(54,156)	(45,758)

FINANCING ACTIVITIES
Long-term debt issued		110,000
Long-term debt repaid	(17,000)	(105,000)
Change in notes payable to Questar	16,600	(8,100)
Dividends paid	(19,125)	(18,750)

NET CASH USED IN FINANCING ACTIVITIES	(19,525)	(21,850)

Change in cash and cash equivalents	(3,781)	(2,233)
Beginning cash and cash equivalents	3,894	2,993

Ending cash and cash equivalents	$ 113	$ 760

See notes accompanying financial statements

#

QUESTAR GAS COMPANY

NOTES ACCOMPANYING FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Note 1 – Basis of Presentation of Interim Financial Statements

The accompanying interim financial statements of Questar Gas with the exception of the condensed balance sheet at December 31, 2003, have not been audited by independent public accountants. The unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The interim financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Certain reclassifications were made to the 2003 financial statements to conform with the 2004 presentation.

The results of operations for the three-, nine- and twelve-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, due to the seasonal nature of the gas-distribution business and other risk factors listed in the Forward-Looking Statements section of this report.  Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. For further information please refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 – Questar Gas Processing Dispute

On August 1, 2003, the Utah Supreme Court issued an order reversing an August 2000 decision made by the Public Service Commission of Utah (“PSCU”) concerning certain natural gas processing costs incurred by Questar Gas Company (“Questar Gas”).  The court ruled that the PSCU did not comply with its statutory responsibilities and regulatory procedures when approving a stipulation in Questar Gas’s 1999 general rate case. The stipulation permitted Questar Gas to collect $5.0 million per year through May 2004 to recover a portion of the processing costs.  The Committee of Consumer Services (“Committee”), a Utah state agency, appealed the PSCU’s decision because the PSCU did not explicitly address whether the costs were prudent.

As a result of the court’s order, Questar Gas recorded a liability for a potential refund to gas-distribution customers. The current liability of $29.0 million, including $4.1 million recorded in the first nine months of 2004, reflects revenue received for processing costs and interest from September 1999 through September 2004.

On August 30, 2004, after hearings held in May 2004, the PSCU ruled that Questar Gas failed to prove prudence in contracting for gas processing in response to the changes in the heat content of its gas supply.  The PSCU reversed the stipulation, denied the request for rate recovery and ordered the refund of costs previously collected in rates.  Since Questar Gas had accrued a liability for the potential refund, the order did not have a material impact on earnings for the third quarter of 2004.  In addition, the order did not have a material impact on the creditworthiness, cash flow or liquidity of Questar Gas.  Questar Gas reduced its rates on September 1, 2004, to eliminate the collection of gas-processing costs and on October 1 began refunding previously collected costs, plus interest over a 12 month period as ordered by the PSCU.

On September 30, 2004, Questar Gas filed a petition with the PSCU for reconsideration or clarification of the August 30, 2004 order.  On October 20, the PSCU declined to reconsider its order, but clarified that its order did not preclude recovery of ongoing and certain past processing costs. Ongoing processing costs are approximately $7 million per year.

Questar Gas has requested ongoing rate coverage for gas processing costs in its pass through filings, but are not currently collecting these costs in rates.  The PSCU has scheduled several technical conferences to determine how to resolve issues of managing heat content of gas supply.

#

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

September 30, 2004

(Unaudited)

Results of Operations

Questar Gas is a wholly-owned subsidiary of Questar Corporation (“Questar”).  Questar Gas distributes natural gas in Utah, southwestern Wyoming and southeastern Idaho. Following is a summary of financial results and operating information.

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
FINANCIAL RESULTS - (in thousands)
Revenues
From unaffiliated customers	$ 80,962	$71,054	$490,076	$396,162	$712,705	$587,688
From affiliates	1,100	444	3,254	1,901	3,557	2,334
Total revenues	82,062	71,498	493,330	398,063	716,262	590,022
Cost of natural gas sold	54,394	43,838	336,821	242,954	488,390	361,314
Margin	$ 27,668	$27,660	$156,509	$155,109	$227,872	$228,708
Operating income (loss)	($ 12,451)	($9,820)	$ 33,020	$ 16,804	$ 67,601	$ 47,949
Income (loss) before cumulative effect	($ 9,775)	($8,259)	$ 12,537	$ 1,287	$ 31,766	$ 17,696
Cumulative effect of accounting change				(334)		(334)
Net income (loss)	($ 9,775)	($8,259)	$ 12,537	$ 953	$ 31,766	$ 17,362

OPERATING STATISTICS
Natural gas volumes (in Mdth)
Residential and commercial sales	8,307	6,719	61,624	55,186	90,831	84,883
Industrial sales	1,883	1,710	6,908	7,138	9,383	10,189
Transportation for industrial customers	7,661	9,873	25,807	28,846	35,302	40,840
Total deliveries	17,851	18,302	94,339	91,170	135,516	135,912

Natural gas revenue (per dth)
Residential and commercial	$7.74	$8.46	$7.01	$6.31	$7.01	$6.12
Industrial sales	5.33	5.30	5.42	4.52	5.38	4.27
Transportation for industrial customers	$0.18	$0.19	$0.19	$0.19	$0.18	$0.18
Heating degree days
colder (warmer) than normal	26%	(9%)	7%	(9%)	2%	(5%)
Average temperature-adjusted usage per
customer (dth)	9.5	9.1	76.0	78.4	116.5	118.8
Customers at September 30,	778,992	755,543

Questar Gas lost $9.8 million in the third quarter of 2004 and reported income of $12.5 million in the first nine months of 2004 compared with a loss of $8.3 million in the third quarter of 2003 and income of $1.0 million in the first nine months of 2003.  The 2003 second quarter results included an expense of $22.0 million ($13.6 million after-tax) for a potential refund to customers for gas-processing costs.  Of this amount, $11.9 million related to periods prior to 2003.

Questar Gas’s margin was flat in the third quarter of 2004, increased 1% in the first nine months of 2004 and was unchanged in the 12 months ended September 30, 2004, compared with the 2003 periods. Following is a summary of major changes in Questar Gas’s margin for the third quarter of 2004, first nine months of 2004 and twelve months ended September 30, 2004.

#

	Margin Variance Analysis
	3 Months Ended September 30, 2004	9 Months Ended September 30, 2004	12 Months Ended September 30, 2004
	(in thousands)
General rate case effective December 30, 2002			$ 3,800
New customers	$ 400	$ 3,400	5,300
Change in usage per customer	600	(3,600)	(3,500)
Customer contribution revenues in 2002			(4,200)
2002 recovery of gas-processing costs			(3,800)
Other	(1,000)	1,600	1,600
Increase (decrease)	$ -	$ 1,400	$ (800)

Effective December 30, 2002, the PSCU approved an $11.2 million general-rate increase and an 11.2% allowed return on equity. The PSCU based the increase on November 2002 rate base, operating costs and usage per customer.

At September 30, 2004, Questar Gas was serving 778,992 customers. Customer growth remained above national averages at 3.1% over the prior year. Housing construction in Utah remained strong, driven by low mortgage-interest rates. Usage per customer, adjusted for normal temperatures, was up 4% in the third quarter of 2004, declined 3% in the first nine months and 2% in the 12 months of 2004 compared with the 2003 periods.  Usage per customer has been decreasing due to more efficient appliances and homes and customer response to higher prices.

Weather, as measured in degree days, was 26% colder than normal in the third quarter of 2004 and 7% colder than normal in the first nine months of 2004 compared with 9% warmer than normal in the third quarter and first nine months of 2003. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Questar Gas’s results for the 12 months ended September 30, 2003, included $3.8 million of recovery of previously denied 1999 gas-processing costs. The PSCU’s 2002 order allowing the recovery of gas-processing costs is part of a continuing dispute, as discussed below.

Questar Gas’s results for the 12 months ended September 30, 2003, also included revenues of $4.2 million due to upfront contributions from customers. Accounting for customer contributions changed beginning in 2003 as a result of the 2002 Utah general rate case. Customer contributions are now recorded as a reduction of investment instead of revenues and general rates were increased to make up for the change in revenues.

Industrial deliveries declined 18% in the third quarter of 2004, 9% in the first nine months of 2004 and 12% in the 12 months ended 2004 compared with the 2003 periods primarily driven by lower power-generation requirements.

Cost of natural gas sold increased 24% in the third quarter of 2004, 39% in the first nine months of 2004 and 35% in the 12 months ended 2004 compared with the 2003 periods.  These changes were due to increased volumes and increased natural gas purchase costs.  Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the Public Service Commission of Wyoming (“PSCW”). Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.  As of September 30, 2004, Questar Gas had a $36.1 million balance in the purchased-gas adjustment account representing gas costs incurred but not yet recovered from customers. Effective October 1, 2004, the PSCU and PSCW authorized Questar Gas to increase customer rates by about 10% to reflect higher projected gas costs and to recover the balance in the purchase-gas adjustment account.

Operating and maintenance expenses increased 6% in the third quarter of 2004, 3% in the first nine months of 2004 and decreased 5% in the 12 months ended 2004 compared with the 2003 periods.  Higher contracted services and bad-debt costs were partially offset by lower information technology and labor costs

Depreciation expense increased 15% in the third quarter of 2004, 5% in the first nine months of 2004 and 5% in the 12 months ended 2004 compared with the 2003 periods. Plant additions, including a customer information system that was placed in service in July 2004 have increased depreciation expense.

On August 1, 2003, the Utah Supreme Court issued an order reversing an August 2000 decision made by the PSCU concerning certain natural gas processing costs incurred by Questar Gas.  The court ruled that the PSCU did not comply with its statutory responsibilities and regulatory procedures when approving a stipulation in Questar Gas’s 1999 general rate case. The stipulation permitted Questar Gas to collect $5.0 million per year through May 2004 to recover a portion of the processing costs.  The Committee, a Utah state agency, appealed the PSCU’s decision because the PSCU did not explicitly address whether the costs were prudent.

As a result of the court’s order, Questar Gas recorded a liability for a potential refund to gas-distribution customers. The current liability of $29.0 million, including $4.1 million recorded in the first nine months of 2004, reflects revenue received for processing costs and interest from September 1999 through September 2004.

On August 30, 2004, after hearings held in May 2004, the PSCU ruled that Questar Gas failed to prove prudence in contracting for gas processing in response to the changes in the heat content of its gas supply.  The PSCU rejected the stipulation, denied the request for rate recovery and ordered the refund of costs previously collected in rates.  Since Questar Gas had accrued a liability for the refund, the order did not have a material impact on earnings for the third quarter of 2004.  In addition, the order did not have a material impact on the creditworthiness, cash flow or liquidity of Questar or Questar Gas.  Questar Gas reduced its rates on September 1, 2004, to eliminate the collection of gas-processing costs and on October 1 began refunding previously collected costs, plus interest over a 12 month period as ordered by the PSCU.

On September 30, 2004, Questar Gas filed a petition with the PSCU for reconsideration or clarification of the August 30, 2004 order.  On October 20, the PSCU declined to reconsider its order, but clarified that its order did not preclude recovery of ongoing and certain past processing costs. Ongoing processing costs are approximately $7 million per year.

Questar Gas has requested ongoing rate coverage for gas processing costs in its pass through filings, but are not currently collecting these costs in rates.  The PSCU has scheduled several technical conferences to determine how to resolve issues of managing heat content of gas supply.

In July 2004, Questar Gas implemented a new customer information system.  The new system provides critical customer service functions including billing, collections, cash receipts, customer sign-up, service requests and dispatch.  The implementation took approximately 18 months and cost approximately $20 million.

Questar Gas is also required to comply with the requirements of the Safety Act.  Questar Gas estimates that its annual cost to comply with the act will be approximately $5 million, not including costs of pipeline replacement if necessary.  The PSCU has allowed Questar Gas to record incremental operating costs to comply with this act as a regulatory asset until the next rate case.

Based on clarification from the FERC, Questar Gas believes that it is not an energy or marketing affiliate of Questar Pipeline under FERC Order No. 2004.  Questar Gas, in common with other Questar companies, has adopted new procedures to comply with the order.

Accounting change

On January 1, 2003 the Company adopted a new accounting standard, SFAS 143, “Accounting for Asset Retirement Obligations,” and recorded a cumulative effect that reduced net income by $334,000.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities increased 7% in 2004 compared with 2003 due to higher net income.

Investing Activities

Capital expenditures increased 18% in 2004 compared with 2003. Questar Gas budgeted capital expenditures of $81.8 million in 2004 and $77.9 million in 2005.

Financing Activities

Capital expenditures and dividends were funded by net cash flow provided from operating activities plus cash.  Total debt was 53% of total capital at September 30, 2004. Questar Gas repaid $17 million of long-term notes carrying an 8.12% interest rate. A call premium of $690,000 is being amortized over the remaining life of the original notes in accordance with regulatory treatment. Questar Gas borrowed $110 million and redeemed $41 million of long-term debt in the first quarter of 2003 and an additional $64 million in April 2003.

The Company anticipates funding 2004 capital expenditures from cash flow from operations.

Item 4.  Controls and Procedures.

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

Part II

OTHER INFORMATION

Item 1.

Legal Proceedings.

a.

See Note 3 in the Notes accompanying the Company’s Financial Statements under Item 1.  Financial Statements. in Part I of this report for a discussion of the regulatory proceedings involving Questar Gas’s processing costs.  These proceedings have been reviewed in the Company’s periodic reports filed since August 1, 2003, most recently in the Current Report on Form 8-K dated August 30, 2004.  The PSCU has opened a formal docket to consider ongoing cost recovery for Questar Gas’s  costs of managing heat content.  The Company is participating in technical conferences with interested parties, including the Division of Public Utilities and the Committee of Consumer Services, in conjunction with this docket.

b.

On September 1, 2004, Questar Gas filed a gas cost application with the PSCW.  In this pass-on application, the Company requested authorization to reflect annualized gas costs of $20,874,749 in the rates charged to Wyoming customers.  Questar Gas, in the application, noted that the increase, which represents an increase of 9.41 percent to the typical Wyoming customer, is attributable to higher natural gas prices and reflects an amortization of the under collection in the Company’s balancing account.  By Notice and Order dated October 19, 2004, the PSCW formally authorized Questar Gas to share the new rates effective October 1, 2004.

c.

The Company filed an application with the PSCU on September 17, 2004, requesting authorization to reflect annualized gas costs of $529,212,700, representing a 10.4 percent increase to the typical Utah customer.  Questar Gas, in the application, also continued to request coverage for its annual cost of $7.5 million to manage the heat content of gas volumes, but the cost of this activity was not included in the requested increase pending the outcome of the proceedings mentioned above.

Item 6.

Exhibits and Reports on Form 8-K.

a.

The following exhibits are filed as part of this report:

Exhibit No.

Exhibit

   31.1.

Certification signed by Alan K. Allred, the Company’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2.

Certification signed by S. E. Parks, the Company’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.

During the quarter, Questar Gas filed a Current Report on Form 8-K dated August 30, 2004, disclosing the order issued by the PSCU in the Company’s processing cost case.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY

(Registrant)

November 10, 2004

/s/Alan K. Allred

              Date

Alan K. Allred

President and Chief Executive Officer

November 10, 2004

/s/S/ E. Parks

              Date

S. E. Parks

Vice President and Chief Financial Officer

#

Exhibits List

Exhibit No.

Exhibit

31.1.

Certification signed by Alan K. Allred, Questar Gas's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

a.1.

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

November 10, 2004

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

November 10, 2004

/s/S. E. Parks

Date

S. E. Parks

Vice President and Chief Financial Officer

#