Form 10-K
period 2004-12-31
QUESTAR GAS CO
filed 2005-03-30
CIK 68589

#

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes            No   Ö

Aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 30, 2004): $0.

On February 28, 2005, 9,189,626 shares of the registrant's Common Stock, $2.50 par value. (All shares are owned by Questar Regulated Services.)

Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

#

TABLE OF CONTENTS

Heading

      Page #

PART I

Item 1.

BUSINESS

General

Glossary of Commonly Used Terms

SEC Filings and Website Information

General

Growth

Risk Management

Regulation

Competition

Environmental Matters

Employees

Item 2.

PROPERTIES

Item 3.

LEGAL PROCEEDINGS

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (omitted)

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 6.

SELECTED FINANCIAL DATA (Omitted)

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

Item 8.

FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9A.

CONTROLS AND PROCEDURES

Item 9B.

OTHER INFORMATION

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS

OF THE REGISTRANT (Omitted)

Item 11.

EXECUTIVE COMPENSATION (Omitted)

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND STOCKHOLDERS MATTERS (Omitted)

Item 13.

CERTAIN RELATIONSHIPS AND RELATED

TRANSACTIONS (Omitted)

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act (Act) of 1934 as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of Questar Gas Company’s (Questar Gas or the Company) expected performance at the time, actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include:

Questar Gas is subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and tend to become more onerous over time. In addition to the costs of compliance, the Company may incur substantial costs to take corrective actions at both owned and previously owned facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, the Company may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but that now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions.

Questar Gas must comply with numerous and complex regulations governing their activities on federal and state lands in the Rocky Mountain region, notably the National Environmental Policy Act, the Endangered Species Act, and the National Historic Preservation Act. Federal and state agencies frequently impose conditions on the Company’s activities. These restrictions tend to become more stringent over time.

Questar Gas is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). These commissions set rates for distribution services and establish policies and procedures for services, accounting, purchase, sale and other activities. PSCU and PSCW policies may adversely affect Questar Gas profitability.

Questar Gas must incur significant costs to comply with new federal pipeline-safety regulations enacted in December 2002. Questar Gas may also be affected by possible future regulations requiring the tracking, reporting and reduction of greenhouse-gas emissions.

Questar Gas results may also be negatively affected by: changes in general economic conditions; changes in regulation; availability and economic viability of gas creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; changes in customers' credit ratings; competition from other forms of energy, other pipelines and storage facilities; effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of the Company; changes in credit ratings; and availability of financing.

FORM 10-K

ANNUAL REPORT, 2004

PART I

ITEM 1.  BUSINESS.

General

Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. The PSCU, PSCW and the Public Utility Commission of Idaho have granted Questar Gas the necessary regulatory approvals to serve these areas. It also has long-term franchises granted by communities and counties within its service area. Questar Gas is the only nonmunicipal gas-distribution utility in Utah, where over 96% of its customers are located. As of December 31, 2004, Questar Gas was serving 794,117 sales and transportation customers.

The Company is a wholly owned subsidiary of Questar Regulated Services Company (Regulated Services), which is a wholly owned subsidiary of Questar Corporation (Questar). It has significant relationships with Questar Pipeline Company (Questar Pipeline), Wexpro Company (Wexpro) and Questar Gas Management Company (Gas Management). Questar Gas, Questar Pipeline and Regulated Services have some officers in common.

Glossary of Commonly Used Terms

Btu

One British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

dth

Decatherms or ten therms. One dth equals one million Btu or approximately one Mcf.

gas

   All references to “gas” in this report refer to natural gas.

heating-degree days

A measure of the number of degrees the average-daily outside temperature is below 65 degrees Fahrenheit.

Mcf

One thousand cubic feet.

Mdth

One thousand decatherms.

natural gas liquids

Liquid hydrocarbons that are extracted and separated from the natural gas

(NGL)

stream. NGL products include ethane, propane, butane, natural gasoline and heavier hydrocarbons.

proved reserves

Those quantities of natural gas, crude oil, condensate, and NGL on a net-revenue-interest basis, which geological and engineering data demonstrate with reasonable certainty to be recoverable under existing economic and operating conditions. See 17 C.F.R. Section 4-10(a)(2i)(2ii)(2iii) for a complete definition.

proved-developed

Reserves that include proved-developed-producing reserves

reserves

and proved-developed behind-pipe reserves. See 17 C.F.R. Section 4-10(a)(3).

proved-developed-

Reserves expected to be recovered from existing completion intervals in producing reserves

existing wells.

proved-undeveloped

Reserves expected to be recovered from new wells on proved-undrilled acreage reserves

or from existing wells where a relatively major expenditure is required for recompletion. See 17 C.F.R. Section 4-10(a)(4).

working interest

An interest that gives the owner the right to drill, produce, and conduct operating activities on a property and receive a share of any production.

SEC Filings and Website Information

Questar Gas files annual, quarterly, and current reports with the Securities and Exchange Commission (SEC). Questar also regularly files proxy statements and other documents with the SEC. Investors can read and copy any materials filed with the SEC at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and can obtain information about the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC also maintains a website that contains information filed electronically that can be accessed over the Internet at www.sec.gov.

Investors can also access financial and other information for Questar at the Company's website at www.questar.com. Questar's website contains Statements of Responsibility for Board Committees, Corporate Governance Guidelines and its Business Ethics Policy.

Questar and each of its reporting subsidiaries make available, free of charge, through the website copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports and all reports. Access to these reports is provided as soon as reasonably practicable after such reports are electronically filed with the commission.

Growth

Questar Gas's growth is tied to the economic growth of Utah and southwestern Wyoming. It has over 90% of the load for residential space heating and water heating in Utah. During 2004, Questar Gas added 23,623 customers, a 3.1% increase.

Risk Management

Questar Gas faces the same risks as other local-distribution companies. These risks include revenue variations based on seasonal changes in demand, sufficient gas supplies, declining residential usage per customer, adequate distribution facilities and adverse regulatory decisions. Questar Gas's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 dth per year) consumes over 77% of total gas requirements in the coldest six months of the year. Questar Gas, however, has a weather-normalization mechanism for its general-service customers. This mechanism adjusts the nongas portion of a customer's monthly bill as the actual heating-degree days in the billing cycle are warmer or colder than normal. This mechanism reduces dramatic fluctuations in any given customer's monthly bill from year to year and reduces fluctuations in Questar Gas's gross margin.

Questar Gas minimizes its supply risks by owning natural gas-producing properties. During 2004, it satisfied 47% of its system requirements with cost-of-service gas and associated royalty-interest volumes produced from such properties. Wexpro produces the gas from these properties, which is then gathered by Gas Management and transported by Questar Pipeline. Questar Gas had estimated proved cost-of-service natural gas reserves of 531.1 bcf as of year-end 2004 compared to 434.4 bcf a year earlier.

Questar Gas also has a balanced and diversified portfolio of gas-supply contracts for volumes produced in the Rocky Mountain states of Wyoming, Colorado, and Utah. Questar Gas has regulatory approval to include costs associated with hedging activities in its balancing account for pass-through treatment.

Questar Gas has designed its distribution system and annual gas-supply plan to handle design-day demand requirements. It periodically updates its design-day demand, the volume of gas that firm customers could use during extremely cold weather. For the 2004-05 heating season, Questar Gas used a design-day demand of 1,077 Mdth for firm-customers.

Questar Gas has long-term contracts with Questar Pipeline for transportation capacity and storage capacity at Clay Basin and three peak-day facilities. It also contracts to take deliveries at several locations on the Kern River Pipeline that runs through Utah.

During 2004, Questar Gas placed a new customer-information system in service, replacing a 30-year-old legacy system. The new system cost $20 million and should increase Questar Gas’s efficiency, reduce technology costs and provide better information to customers.

Regulation

As a public utility, Questar Gas is subject to the jurisdiction of the PSCU and PSCW. Natural gas sales and transportation services are made under rate schedules approved by the two regulatory commissions. Questar Gas is authorized to earn a return on equity of 11.2% in Utah and 11.83% in Wyoming. Both the PSCU and PSCW permit Questar Gas to recover gas costs through a balancing-account procedure and to reflect natural gas-price changes on a periodic, generally semi-annual, basis. Questar Gas has also received permission from the PSCU and PSCW to reflect in its gas costs specified costs associated with hedging contracts.

At year-end 2002, the PSCU issued an order in Questar Gas's general rate case approving a stipulation that reflected a test year primarily based on November 2002 rate base, expenses and customers, and changed its accounting for contributions in aid of construction.

On August 1, 2003, the Utah Supreme Court issued an order reversing an August 2000 decision made by the PSCU concerning certain natural gas-processing costs incurred by Questar Gas. The court ruled that the PSCU did not comply with its statutory responsibilities and regulatory procedures when approving a stipulation in Questar Gas’s 1999 general-rate case. The stipulation permitted Questar Gas to collect $5.0 million per year, a portion of the processing costs, through May 2004. The Committee of Consumer Services, a Utah state agency, appealed the PSCU’s decision because the PSCU did not explicitly address whether the costs were prudent.

As a result of the court’s order, Questar Gas recorded a liability for a potential refund to gas-distribution customers. A total liability of $29.0 million, including $4.1 million recorded in the first nine months of 2004, reflects revenue received for processing costs and interest from June 1999 through September 2004.

On August 30, 2004, after hearings held in May 2004, the PSCU ruled that Questar Gas failed to prove prudence in contracting for gas processing in response to the changes in the heat content of its gas supply. The PSCU rejected the stipulation, denied the request for rate recovery and ordered the refund of costs previously collected in rates. Since Questar Gas had accrued a liability for the refund, the order did not have a material impact on earnings for the third quarter of 2004. In addition, the order did not have a material impact on the creditworthiness, cash flow or liquidity of Questar or Questar Gas. Questar Gas reduced its rates on September 1, 2004, to eliminate the collection of gas-processing costs and, on October 1, 2004, began refunding previously collected costs, plus interest, over a 12-month period as ordered by the PSCU. As of December 31, 2004, Questar Gas had a liability of $20.6 million of remaining refunds to customers.

On September 16, 2004, Questar Gas filed a petition with the PSCU for reconsideration or clarification of the August 30, 2004, order. On October 20, 2004, the PSCU declined to reconsider its order but clarified that its order did not preclude recovery of ongoing and certain past processing costs. Ongoing processing costs are approximately $6 million per year.

Questar Gas has requested ongoing rate coverage for gas-processing costs in its pass-through filings but is not currently collecting these costs in rates. The PSCU has conducted several technical conferences to determine how to resolve issues of managing the heat content of the gas supply. On January 31, 2005, Questar Gas filed a rate request with the PSCU to recover $5.7 million per year of gas-processing costs through its gas-balance account. Questar Gas plans to file testimony to support its request on April 15, 2005, in preparation of public hearings that will be held before the PSCU in October of 2005.

Questar Gas has significant relationships with affiliates that have allowed it to lower its costs and improve efficiency. These affiliate relationships, however, are subject to increased oversight by regulatory commissions for evidence of subsidization and above-market payments.

Questar Gas is subject to the requirements imposed by the Pipeline Safety Improvement Act of 2002 administered by the DOT. The act requires Questar to develop an integrity-management plan and assess on a recurring basis the integrity of its high-pressure lines in “high consequence” areas. Questar Gas estimates that it may be required to spend $4 to $5 million per year to comply with the new requirements. The PSCU has allowed Questar Gas to record incremental-operating costs to comply with this act as a regulatory asset until the next rate case or three years, whichever is sooner.

Competition

Questar Gas is a public utility and currently has no direct competition from other distributors of natural gas for residential and commercial customers. It has historically enjoyed a favorable price comparison with other energy sources used by residential and commercial customers except coal and occasionally fuel oil. It provides transportation service to industrial customers that can buy volumes of gas directly from others. Questar Gas makes low margins on this transportation service, but could lose customers to Kern River.

Environmental Matters

See Item 3. Legal Proceedings in this report for a discussion of the Company’s environmental matters.

Employees

At January 1, 2005, the Company had 1,243 employees. All employees are located in the United States. None of the employees are represented under a collective bargaining agreement.

ITEM 2.  PROPERTIES.

Questar Gas distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, including the metropolitan Salt Lake area, Provo, Park City, Ogden, and Logan. It also serves customers throughout the state, including the cities of Price, Roosevelt, Vernal, Moab, Monticello, Fillmore, Cedar City and St. George. Questar Gas supplies natural gas to the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer and Diamondville and the southeastern Idaho community of Preston. To supply these communities Questar Gas owns and operates distribution systems and has a total of 24,177 miles of street mains, service lines and interconnecting pipelines. Questar Gas has a major operations center in Salt Lake City, Utah, and has operations centers, field offices and service-center facilities through other parts of its service area.

ITEM 3.  LEGAL PROCEEDINGS.

Questar Gas is involved in a variety of pending legal disputes. Management believes that the outcome of these cases will not have a material adverse effect on financial position, operating results or liquidity. Questar Gas's regulatory proceedings involving coverage for certain processing costs are described in Item 7. Other significant cases are discussed below.

Grynberg.  Questar affiliates are involved in two separate lawsuits filed by Jack Grynberg, an independent producer. The first case, United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.) involves qui tam claims filed by Grynberg under the federal False Claims Act and is substantially similar to the other cases filed against pipelines and their affiliates that have been consolidated for discovery and pre-trial discovery motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government.

The Questar defendants have finished deposing Grynberg and filed a motion contending that the court has no jurisdiction over the case because Grynberg cannot satisfy the statutory requirements for jurisdiction. In other words, the Questar defendants argue that Grynberg cannot claim to be the “original source” of the information on which the allegations are based and failed to provide any information to the government before public disclosures occurred.

A special master has been handling the consolidated cases in order to expedite administrative matters. He has scheduled hearings on the motions March 17 and18, 2005.]

The second case, Grynberg and L & R Exploration Venture v. Questar Pipeline Co., Civil No. 97CV0471 (D. Wyo.) was originally stayed pending the outcome of issues raised in other cases involving the parties. This case involves some of the same allegations that were heard in an earlier case between the parties, e.g., breach of contract, intentional interference with a contract, and has additional claims of antitrust violations and fraud. In June 2001 the judge entered an order granting the Company’s motion filed by Questar defendants for partial summary judgment dismissing the antitrust claims from the case, but has not ruled on other motions for summary judgment dealing with ratable take and fraud.

Questar Gas is listed as a “responsible party” at sites involving hazardous wastes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company, as a wholly owned subsidiary of a reporting company under the Act, is entitled to omit the information in this Item.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

All of the Company’s outstanding shares of common stock, $2.50 par value, are owned by Regulated Services. Information concerning the dividends paid on such stock and the ability to pay dividends is reported in the Statements of Common Shareholder’s Equity and the Notes to the Financial Statements included in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company, as a wholly owned subsidiary of a reporting company under the Act, is entitled to omit information requested in this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATION

Questar Gas distributes natural gas in Utah, southwestern Wyoming and southeastern Idaho. Following is a summary of financial results and operating information.

	Year Ended December 31,
	2004	2003	2002
	( in thousands)
OPERATING INCOME
Revenues
Residential and commercial sales	$680,658	$552,773	$521,716
Industrial sales	49,094	45,279	44,488
Transportation for industrial customers	6,355	7,108	7,222
Other	28,086	15,835	22,085
Total revenues	764,193	620,995	595,511
Cost of natural gas sold	536,128	394,523	370,294
Margin	228,065	226,472	225,217

Operating expenses
Operating and maintenance	104,786	100,279	105,544
Rate-refund obligation	4,090	24,939
Depreciation and amortization	41,956	40,126	39,771
Other taxes	9,767	9,743	9,548
Total operating expenses	160,599	175,087	154,863
Operating income	$ 67,466	$ 51,385	$ 70,354

OPERATING STATISTICS
Natural gas volumes (in Mdth)
Residential and commercial sales	92,975	84,393	90,796
Industrial sales	8,823	9,613	10,729
Transportation for industrial customers	34,278	38,341	46,459
Total industrial	43,101	47,954	57,188
Total deliveries	136,076	132,347	147,984

Natural gas revenue (per dth)
Residential and commercial	$7.32	$6.55	$5.75
Industrial sales	5.56	4.71	4.15
Transportation for industrial customers	0.19	0.19	0.16
System natural gas cost (per dth)	$5.20	$4.13	$3.14
Heating degree days – colder (warmer) than normal	3%	(7%)	8%
Temperature-adjusted usage per customer (in dth)	114.9	118.9	117.4
Customers at December 31,	794,117	770,494	750,128

Questar Gas earned $31.5 million in 2004 compared to $20.2 million in 2003 and $32.4 million in 2002. Questar Gas 2003 earnings included after-tax charges of $15.5 million related to a long-standing dispute in Utah over the recovery of gas-processing and heat-content-management costs. Of the charges, $3.6 million related to 2003 and the remainder to prior years. Questar Gas 2004 net income was reduced by $4.3 million for these unrecovered costs.

Margin Analysis

Questar Gas’s margin (revenues less gas costs) increased 1% in 2004 over 2003 and 1% in 2003 over 2002. Revenues include sales to affiliates. Following is a summary of major changes in Questar Gas’s margin.

	Change in margin
	2003 to 2004	2002 to 2003
	(in thousands)

General rate case – December 2002		$11,200
New customers	$ 5,100	1,800
Change in usage per customer	(6,300)	4,300
Estimated impact of warmer-than-normal weather		(1,900)
2002 customer contributions in excess of
general rate-case amount		(5,600)
2002 recovery of gas-processing costs		(3,800)
Recovery of gas-cost portion of bad-debt costs	1,400	(1,500)
Change in gas costs recovered through
general rate case		(2,100)
Other	1,400	(1,100)
Total	$1,600	$ 1,300

Effective December 30, 2002, the PSCU approved an $11.2 million general-rate increase and an 11.2% allowed return on equity. The PSCU based the increase on November 2002 rate base, operating costs and usage per customer.

At December 31, 2004, Questar Gas was serving 794,117 customers. Customer growth remained above industry averages at 3.1% over the prior year. Housing construction in Utah remained strong. Usage per customer, adjusted for normal temperatures, declined 3.4% in 2004 compared with 2003 after increasing 1.3% in 2003 compared with 2002. Usage per customer has been decreasing due to more-efficient appliances and construction and customer response to higher prices.

Weather, as measured in heating-degree days for the Questar Gas service area, was 3% colder than normal in 2004, 7% warmer than normal in 2003 and 8% colder than normal in 2002. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations. However, significantly warmer-than-normal weather during September and October 2003 resulted in a margin reduction of $1.9 million.

Questar Gas’s 2002 results included $3.8 million in recovery of previously denied gas-processing costs. These costs are part of a continuing dispute as discussed below.

The 2002 results also included revenues of $5.6 million due to up-front customer contributions in-aid of construction for new connections. Accounting for customer contributions changed beginning in 2003 as a result of the 2002 Utah general rate case. Customer contributions are now recorded as a reduction of investment instead of revenues.

Industrial deliveries declined 10% in 2004 versus 2003 and 16% in 2003 versus 2002 due primarily to lower usage of gas for power generation.

Operating Expense

Cost of natural gas sold increased 36% in 2004 versus 2003 and 7% in 2003 versus the year earlier period. The 2004 change was due to increased volumes and higher natural gas-purchase costs. The 2003 increase over 2002 was due to higher cost of purchased natural gas. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of December 31, 2004, Questar Gas had a $35.9 million balance in the purchased-gas-adjustment account representing gas costs incurred but not yet recovered from customers. Effective October 1, 2004, the PSCU and PSCW authorized Questar Gas to increase customer rates by about 10% to reflect higher projected gas costs and to recover the balance in the purchased-gas-adjustment account.

Operating and maintenance expenses increased 4% in 2004 compared with 2003, after decreasing 5% in 2003 compared with 2002. Higher employee-benefit costs, contracted services and bad-debt costs in 2004 were partially offset by lower information-technology costs. The 2003 decrease was due to lower information-technology and bad-debt expenses.

Depreciation expense increased 5% in 2004 compared with 2003 and 1% in 2003 compared with 2002. Plant additions, including a customer-information system that was placed in service in July 2004, have increased depreciation expense.

In July 2004, Questar Gas implemented a new customer-information system. The new system provides critical customer-service functions including billing, collections, cash receipts, customer sign-up, service requests and dispatch. The implementation took approximately 18 months and cost approximately $20 million.

Rate-Refund Obligation

On August 1, 2003, the Utah Supreme Court issued an order reversing an August 2000 decision made by the PSCU concerning certain natural gas-processing costs incurred by Questar Gas. The court ruled that the PSCU did not comply with its statutory responsibilities and regulatory procedures when approving a stipulation in Questar Gas’s 1999 general rate case. The stipulation permitted Questar Gas to collect $5.0 million per year, a portion of the processing costs, through May 2004. The Committee of Consumer Services, a Utah state agency, appealed the PSCU’s decision, arguing that the PSCU had failed to explicitly address whether the costs were prudent.

As a result of the court’s order, Questar Gas recorded a liability for a potential refund to gas-distribution customers. A total liability of $29.0 million, including $4.1 million recorded in the first nine months of 2004, includes revenue received for processing costs and interest from June 1999 through September 2004.

On August 30, 2004, the PSCU ruled that Questar Gas failed in 1999 to prove that its decision to contract for gas processing with an affiliate was prudent. The PSCU rejected the stipulation, denied the request for rate recovery and ordered the refund of gas-processing costs previously collected in rates. Because Questar Gas had previously accrued a liability for the refund, the order did not have a material impact on 2004 earnings. Questar Gas reduced its rates on September 1, 2004, to eliminate the collection of gas-processing costs and on October 1 began refunding previously collected costs, plus interest, over a 12-month period. As of December 31, 2004, Questar Gas had a liability of $20.6 million of remaining refunds to customers.

In response to a Questar Gas petition, the PSCU clarified that its order did not preclude recovery of ongoing and certain past-processing costs. Ongoing processing costs are approximately $6 million per year. Questar Gas has requested ongoing rate coverage for gas-processing costs in its pass-through filings, but is not currently collecting these costs in rates. The PSCU has conducted several technical conferences to determine what should be done to manage the heat content of the gas supply. On January 31, 2005, Questar Gas filed a rate request with the PSCU to recover $5.7 million per year of gas-processing costs through its gas-balance account.

Debt Expense

Lower interest rates, primarily due to refinancing long-term debt, resulted in a 6% decrease in debt expense in 2004 and a 7% decrease in 2003 compared with the previous years.

Income Taxes

The effective combined federal and state rate was 38.6% in 2004, 39.0% in 2003 and 35.4% in 2002. The effective income tax rate for 2004 and 2003 exceeded the 2002 rate due to the expiration of a credit for gas production sold from a nonconventional source amounting to $1.7 million in 2002.

Regulation

Questar Gas is subject to the requirements of the Pipeline Safety Improvement Act. Questar Gas estimates that it will cost $4 to $5 million per year to comply with the act, not including costs of pipeline replacement if necessary. The PSCU has allowed Questar Gas to record incremental operating costs to comply with this act as a regulatory asset until the next rate case or three years, whichever is sooner.

Questar Gas is not an energy or marketing affiliate of Questar Pipeline under FERC Order No. 2004. Questar Gas has adopted new procedures to comply with the order.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

	Year Ended December 31,
	2004	2003	2002
	(in thousands)

Net income	$ 31,461	$20,182	$ 32,399
Noncash adjustments to net income	77,257	53,199	45,447
Changes in operating assets and liabilities	(31,081)	2,771	46,495
Net cash provided from operating activities	$ 77,637	$76,152	$124,341

Net cash provided from operating activities increased 2% in 2004 compared with 2003 and decreased 39% in 2003 compared with 2002. The increase in 2004 was driven by higher net income and noncash adjustments to net income. The decline in 2003 was due primarily to refunding in 2003 an over-collection of the purchased-gas adjustment collected in 2002.

Investing Activities

During 2004, Questar Gas added 854 miles of main, feeder and service lines to provide service to 23,623 new customers and completed the installation of a new customer-information system. Following is a summary of capital expenditures for 2004 and 2003, and a forecast of 2005 expenditures:

	Year Ended December 31,
	2005 Forecast	2004	2003
		(in thousands)

Distribution system and customer additions	$60,900	$53,092	$47,638
General	21,800	24,131	23,885
	82,700	77,223	71,523
Capital expenditure accruals		(183)	(140)
Total capital expenditures	$82,700	$77,040	$71,383

Financing Activities

Questar Gas’s combined short- and long-term debt increased $26.3 million in 2004 and $20.5 million in 2003 compared with the previous years. In 2004, Questar Gas retired $17 million of long-term debt and increased short-term borrowing from Questar by $43.3 million. In 2003, Questar Gas increased short-term borrowings by $15.5 million and refinanced $105 million of higher cost long-term debt. Net cash flow provided from operating activities and net borrowings were used to fund net capital expenditures and dividend payments in 2004 and 2003. In 2002 Questar Gas generated sufficient net cash from operating activities to fund net capital expenditures, pay dividends and repay $28.8 million of short-term debt.

Questar Gas’s capital structure at December 31, 2004 consisted of 54% combined short- and long-term debt and 46% shareholder’s equity compared to 53% combined short- and long-term debt and 47% shareholder’s equity in 2003. Moody’s and Standard & Poor’s rate Questar Gas’s long-term debt at A2 and A+, respectively. Moody’s ratings are designated as stable while Standard & Poor’s ratings carry a negative outlook qualifier.

The Company typically has negative working capital at December 31 because of short-term borrowing. The borrowing is seasonal and generally peaks at the end of the year because of the lag in customer receivables and related cold-weather gas purchases.

Contractual Cash Obligations and Other Commitments

Questar Gas enters into a variety of contractual cash obligations and other commitments in the course of ordinary business activities. The following table summarizes the Company’s significant contractual cash obligations as of December 31, 2004.

	Payments Due by Year
	Total	2005	2006-2007	2008-2009	After 2009
	(in millions)

Long-term debt	$ 273.0		$ 10.0	$ 43.0	$220.0
Gas-purchase contracts	184.6	$143.0	41.6
Transportation and storage contracts	929.6	78.8	152.1	148.3	550.4
Lease obligation	11.9	1.4	2.8	2.8	4.9
Total	$1,399.1	$223.2	$206.5	$194.1	$775.3

Critical Accounting Policies, Estimates and Assumptions

Questar Gas’s significant accounting policies are described in Note 1 accompanying the consolidated financial statements included in Item 8. of this report. The Company's financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following accounting policies may involve a higher degree of complexity and judgment on the part of management.

Revenue Recognition

Questar Gas estimates revenues on a calendar basis even though bills are sent to customers on a cycle basis throughout the month. The Company estimates unbilled revenues for the period from the date meters are read to the end of the month, using usage history and weather information. Approximately one-half month of revenues is estimated in any period. The gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses.

Questar Gas’s tariff provides for monthly adjustments to customer charges to approximate the impact of normal temperatures on nongas revenues. Questar Gas estimates the weather-normalization adjustment for the unbilled revenue each month. The weather-normalization adjustment is evaluated each month and reconciled on an annual basis in the summer to agree with the amount billed to customers.

Rate Regulation

Regulatory agencies establish rates for the transportation, distribution and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. Questar Gas follows SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” that requires the recording of regulatory assets and liabilities by companies subject to cost-based regulation. The PSCU and PSCW have accepted the recording of regulatory assets and liabilities.

Recent Accounting Developments

Refer to Note 1 accompanying the financial statements in Item 8. for a discussion of recent accounting developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar Gas’s primary market risk exposure is from changes in the demand for natural gas. The temperature-adjusted usage per residential customer has decreased due to more energy efficient appliances and homes, and behavior changes in response to higher natural gas prices. This decline in usage per customer has been somewhat offset by the addition of new customers.

Credit Risk

Questar Gas faces risks of bad debt expense from the large number of retail customers. As a public utility, Questar Gas is required to serve all customers. The Company mitigates this credit risk by requiring security deposits as permitted in its tariff, discontinuing service for nonpayment and engaging in collection efforts.

Interest-Rate Risk

Questar Gas’s long-term debt has fixed interest rates. The fair value of fixed-rate debt changes as interest rates fluctuate. The Company also borrows funds on a short-term basis with variable interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements:

Page No.

Report of Independent Registered Public Accounting Firm

Statements of Income, three years ended December 31, 2004

Balance Sheets at December 31, 2004 and 2003

Statements of Common Shareholder’s Equity, three years ended

December 31, 2004

Statements of Cash Flows, three years ended December 31, 2004

Notes Accompanying Financial Statements

Financial Statement Schedules:

For the three years ended December 31, 2004

            Valuation and Qualifying Accounts

Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors

Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 2004 and 2003, and the related statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2004 and 2003, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Notes 1 and 3 to the financial statements, Questar Gas Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.

/s/ Ernst & Young LLP

Ernst & Young LLP

Salt Lake City, Utah

March 3, 2005

QUESTAR GAS COMPANY
STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
		(in thousands)
REVENUES
From unaffiliated customers	$759,486	$618,791	$593,835
From affiliated companies	4,707	2,204	1,676
TOTAL REVENUES	764,193	620,995	595,511

OPERATING EXPENSES
Cost of natural gas sold
From unaffiliated parties	324,393	201,371	190,515
From affiliated companies	211,735	193,152	179,779
Total cost of natural gas sold	536,128	394,523	370,294
Operating and maintenance	104,786	100,279	105,544
Depreciation and amortization	41,956	40,126	39,771
Rate-refund obligation	4,090	24,939
Other taxes	9,767	9,743	9,548

TOTAL OPERATING EXPENSES	696,727	569,610	525,157

OPERATING INCOME	67,466	51,385	70,354

Interest and other income	3,508	3,228	2,329
Debt expense	(19,733)	(20,984)	(22,495)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	51,241	33,629	50,188

Income taxes	19,780	13,113	17,789

INCOME BEFORE CUMULATIVE
EFFECT	31,461	20,516	32,399

Cumulative effect of accounting change
for asset retirement obligations, net of
income taxes of $204		(334)

NET INCOME	$31,461	$20,182	$32,399

See notes accompanying financial statements.

QUESTAR GAS COMPANY
BALANCE SHEETS

ASSETS
	December 31,
	2004	2003
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$ 2,131	$ 3,894
Accounts receivable, net	76,352	80,227
Unbilled gas accounts receivable	59,160	49,722
Accounts receivable from affiliates	544	281
Federal income taxes recoverable	6,701
Inventories, at lower of average cost or market
Gas stored underground	44,340	23,126
Materials and supplies	5,660	4,861
Prepaid expenses and other	2,188	1,780
Purchased-gas adjustments	35,853	552
TOTAL CURRENT ASSETS	232,929	164,443

PROPERTY, PLANT AND EQUIPMENT
Distribution	1,047,365	990,984
Production	91,032	91,343
General	162,246	137,972
Construction work in progress	14,894	20,254
	1,315,537	1,240,553
Less accumulated depreciation and amortization	572,290	532,747
NET PROPERTY, PLANT AND EQUIPMENT	743,247	707,806

OTHER ASSETS
Regulatory assets	22,011	24,635
Goodwill	5,652	5,652
Other noncurrent assets	7,957	7,276
TOTAL OTHER ASSETS	35,620	37,563

	$1,011,796	$909,812

See notes accompanying financial statements.

LIABILITIES AND SHAREHOLDER'S EQUITY
	December 31,
	2004	2003
	(in thousands)
CURRENT LIABILITIES
Notes payable to Questar	$ 95,200	$ 51,900
Accounts payable and accrued expenses
Accounts and other payables	94,610	63,897
Accounts payable to affiliates	31,981	23,903
Customer-credit balances	24,771	22,576
Rate-refund obligation	20,633	24,939
Federal income taxes		2,371
Interest	4,226	4,863
Deferred income taxes - current	13,624	210
Total accounts payable and accrued expenses	189,845	142,759
TOTAL CURRENT LIABILITIES	285,045	194,659

LONG-TERM DEBT	273,000	290,000

DEFERRED INCOME TAXES	117,761	98,894
CUSTOMER CONTRIBUTIONS IN-AID
OF CONSTRUCTION	11,634	4,652
ASSET-RETIREMENT OBLIGATION	5,745	8,870
OTHER LONG-TERM LIABILITIES	3,640	3,727

COMMITMENTS AND CONTINGENCIES - Note 8

COMMON SHAREHOLDER'S EQUITY
Common stock - par value $2.50 per share;
authorized 50,000,000 shares; 9,189,626 issued
and outstanding	22,974	22,974
Additional paid-in capital	121,875	121,875
Retained earnings	170,122	164,161
TOTAL COMMON SHAREHOLDER'S EQUITY	314,971	309,010

	$1,011,796	$909,812

See notes accompanying financial statements.

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings
	(in thousands)

Balances at January 1, 2002	$22,974	$121,875	$161,080
2002 net income			32,399
Dividends paid			(24,500)
Balances at December 31, 2002	22,974	121,875	168,979
2003 net income			20,182
Dividends paid			(25,000)
Balances at December 31, 2003	22,974	121,875	164,161
2004 net income			31,461
Dividends paid			(25,500)
Balances at December 31, 2004	$22,974	$121,875	$170,122

See notes accompanying financial statements.

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(in thousands)

OPERATING ACTIVITIES
Net income	$ 31,461	$ 20,182	$ 32,399
Adjustments to reconcile net income to net
cash provided from operating activities
Depreciation and amortization	44,728	43,215	42,782
Deferred income taxes	32,281	9,636	2,243
Net loss from asset sales	248	14	422
Cumulative effect of accounting change		334
	108,718	73,381	77,846
Changes in operating assets and liabilities
Accounts receivable	(5,826)	(22,359)	25,099
Inventories	(22,013)	(1,172)	208
Prepaid expenses and other	(408)	(306)	(377)
Accounts payable and accrued expenses	40,166	13,832	(4,164)
Rate-refund obligation	(4,306)	24,939
Federal income taxes	(9,072)	1,117	1,617
Purchased-gas adjustments	(35,301)	(13,834)	21,578
Other assets	(1,217)	(3,798)	4,522
Other liabilities	6,896	4,352	(1,988)
NET CASH PROVIDED FROM
OPERATING ACTIVITIES	77,637	76,152	124,341

INVESTING ACTIVITIES
Capital expenditures	(77,040)	(71,383)	(72,019)
Proceeds from (costs of) disposition of assets	(3,160)	632	1,005
NET CASH USED IN INVESTING
ACTIVITIES	(80,200)	(70,751)	(71,014)

FINANCING ACTIVITIES
Long-term debt issued		110,000
Long-term debt repaid	(17,000)	(105,000)
Change in notes payable to Questar	43,300	15,500	(30,200)
Dividends paid	(25,500)	(25,000)	(24,500)
NET CASH PROVIDED FROM (USED IN)
FINANCING ACTIVITIES	800	(4,500)	(54,700)
Change in cash and cash equivalents	(1,763)	901	(1,373)
Beginning cash and cash equivalents	3,894	2,993	4,366
Ending cash and cash equivalents	$ 2,131	$ 3,894	$ 2,993

See notes accompanying financial statements.

QUESTAR GAS COMPANY

NOTES ACCOMPANYING FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Business

Questar Gas Company (Questar Gas or the Company), conducts retail natural gas distribution. Questar Gas is a wholly owned subsidiary of Questar Regulated Services, which is a wholly owned subsidiary of Questar Corporation.

Use of Estimates

The preparation of financial statements and notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Revenue Recognition

Questar Gas records revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. The impact of abnormal weather on gas-distribution earnings is significantly reduced by a weather-normalization adjustment. The Company may collect revenues subject to possible refunds and establish reserves pending final orders from regulatory agencies.

Regulation

Questar Gas is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). The Idaho Public Utilities Commission has contracted with the PSCU for rate oversight of Questar Gas's operations in a small area of southeastern Idaho. These regulatory agencies establish rates for the sale and transportation of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

The financial statements of Questar Gas are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of other businesses because of cost-allocation methods used in establishing rates.

Purchased-Gas Adjustments

Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas may hedge a portion of its natural gas supply to mitigate price fluctuations for gas-distribution customers. The benefits and the costs of hedging are included in the purchased-gas-adjustment account. The regulatory commissions allow Questar Gas to record periodic mark-to-market adjustments for commodity price-hedging contracts in the purchased-gas-adjustment account.

Other Regulatory Assets and Liabilities

Questar Gas may be permitted to defer recognition of certain costs, which is different from the accounting treatment required of nonrate-regulated businesses. Questar Gas recorded a regulatory asset at January 1, 2003, amounting to $6.6 million, representing a retroactive charge for the abandonment costs associated with gas wells operated on its behalf by Wexpro. The regulatory asset will be reduced over approximately 18 years following an amortization schedule or as cash is paid to plug and abandon wells. Gains and losses on the reacquisition of debt by Questar Gas are deferred and amortized as debt expense over either the would-be remaining life of the retired debt or the life of the replacement debt. The reacquired debt costs had a weighted-average life of approximately 13 years as of December 31, 2004. The cost of the early retirement windows offered to employees of rate-regulated subsidiaries was deferred and amortized over a five-year period, which will conclude in 2005. Questar Gas is allowed to recover certain deferred taxes from customers. Production taxes on cost-of-service gas production are recorded when the gas is produced and recovered from customers when taxes are paid, generally within 12 months.

Cash and Cash Equivalents

Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial-bank accounts that result in available funds the next business day.

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost. Maintenance and repair costs are expensed as incurred. Abandonment costs on a majority of long-lived distribution assets have not been capitalized due to a lack of a legal obligation to abandon the assets and to an indeterminable date of abandonment. If required, an obligation will be recognized when an abandonment date is known.

The provision for depreciation, depletion and amortization is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. Major categories of fixed assets are grouped together for depreciation purposes. Salvage value is not considered when determining depreciation rates under the group method. Gains and losses on asset disposals are recorded as adjustments to accumulated depreciation. Distribution assets are depreciated using the straight-line method ranging from 3% to 33% per year. Investment in gas wells is depreciated using the unit of production method.

Average depreciation, depletion and amortization rates used in the 12 months ended December 31, were as follows.

	2004	2003	2002
Questar Gas
Distribution plant	3.7%	3.7%	3.9%
Gas wells, per Mcf	$0.11	$0.13	$0.14

Impairment of Long-Lived Assets

Properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable. Impairment of an evaluated asset is indicated when a triggering event occurs and the sum of the estimated undiscounted future net cash flows is less than its carrying value. If impairment is indicated, fair value is calculated using a discounted-cash-flow approach. Cash-flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including revenues, operating costs and other factors.

Goodwill and Other Intangible Assets

Intangible assets consist primarily of goodwill acquired through business combinations. Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is tested for impairment at a minimum of once a year or when a triggering event occurs. Annual impairment tests are conducted in the fourth quarter. If a triggering event occurs, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of the impairment is measured using a discounted-cash-flow model considering future revenues, operating costs, a risk-adjusted discount rate and other factors.

Capitalized Interest and Allowance for Funds Used During Construction

The Company capitalizes the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest costs and the equity portion is recorded in other income. Debt expense was reduced by $134,000 in 2004, $70,000 in 2003 and $212,000 in 2002. No amounts of equity AFUDC were recorded in the three years ended December 31, 2004.

Gas Price Hedges

The Company follows the accounting provisions of SFAS 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” All gas-price hedges are recorded at fair value. Changes in fair value, which result in gains or losses, are reported in the purchased-gas adjustment account. The Company did not have hedges outstanding at 12/31/04. The Company has a number of contracts that are derivative instruments that are specifically excluded from the provisions of SFAS 133 because they are normal sales and purchase transactions.

Credit Risk

The Company’s primary market area is located in Utah, southwestern Wyoming and southeastern Idaho. Exposure to credit risk may be impacted by the concentration of customers in this area due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Loss reserves are periodically reviewed for adequacy and may be established on a specific case basis. The Company estimates bad-debt expense as 0.9% of general-service revenues with periodic adjustments. Bad-debt expense amounted to $6.2 million, $3.7 million and $6.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Uncollected accounts are generally written off five months after gas is delivered and interest is no longer accrued. The allowance for bad-debt expenses was $2.9 million and $2.1 million at December 31, 2004, and 2003, respectively.

Income Taxes

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

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board issued SFAS 153 “Exchanges of Nonmonetary Assets, an amendment of APBO 29” to address the accounting for nonmonetary exchanges of productive assets. SFAS 153 amends APBO 29, “Accounting for Nonmonetary Exchanges,” which established a narrow exception from fair-value measurement for nonmonetary exchanges of similar productive assets. SFAS 153 eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS 153 nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 apply to nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. Adoption of SFAS 153 is not expected to have a material impact on Questar Gas’s financial position or results of operations.

Reclassifications

Certain reclassifications were made to prior-year financial statements to conform with the 2004 presentation of customer-credit balances, customer contributions in-aid of construction, capital expenditure accruals and regulatory liabilities.

Note 2 – Rate-Refund Obligations

Questar Gas-Processing Dispute

On August 1, 2003, the Utah Supreme Court issued an order reversing an August 2000 decision made by the PSCU concerning certain natural gas-processing costs incurred by Questar Gas. The court ruled that the PSCU did not comply with its statutory responsibilities and regulatory procedures when approving a stipulation in Questar Gas’s 1999 general rate case. The stipulation permitted Questar Gas to collect $5.0 million per year, a portion of the processing costs, through May 2004. The Committee of Consumer Services, a Utah state agency, appealed the PSCU’s decision, arguing that the PSCU had failed to explicitly address whether the costs were prudent.

As a result of the court’s order, Questar Gas recorded a liability for a potential refund to gas-distribution customers. A total liability of $29.0 million, including $4.1 million recorded in the first nine months of 2004, includes revenue received for processing costs and interest from June 1999 through September 2004.

On August 30, 2004, the PSCU ruled that Questar Gas failed in 1999 to prove that its decision to contract for gas processing with an affiliate was prudent. The PSCU rejected the stipulation, denied the request for rate recovery and ordered the refund of gas-processing costs previously collected in rates. Because Questar Gas had previously accrued a liability for the refund, the order did not have a material impact on 2004 earnings. Questar Gas reduced its rates on September 1, 2004, to eliminate the collection of gas-processing costs, and on October 1 began refunding previously collected costs, plus interest, over a 12-month period. As of December 31, 2004, Questar Gas had a liability of $20.6 million of remaining refunds to customers.

In response to a Questar Gas petition, the PSCU clarified that its order did not preclude recovery of ongoing and certain past-processing costs. Ongoing processing costs are approximately $6 million per year. Questar Gas has requested ongoing rate coverage for gas-processing costs in its pass-through filings, but is not currently collecting these costs in rates. The PSCU has conducted several technical conferences to determine what actions should be taken to manage the heat content of the gas supply. On January 31, 2005, Questar Gas filed a rate request with the PSCU to recover $5.7 million per year of gas-processing costs through its gas-balance account.

Note 3 – Asset-Retirement Obligations (ARO)

On January 1, 2003, Questar Gas adopted SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The provisions of SFAS 143 do not apply to a majority of the Company’s long-lived distribution-system assets due to a lack of a legal obligation to retire the assets, or due to an indeterminable retirement date. The accounting rule allows deferral of recognition of an obligation until the abandonment date is known.

Changes in asset-retirement obligations for the 12 months ended December 31, were as follows.

	2004	2003
	(in thousands)

Balance at January 1,	$ 8,870	$ 582
Change in ARO payable to Wexpro	(3,159)	8,256
Accretion	34	32
Balance at December 31,	$ 5,745	$8,870

In 2003 Questar Gas recorded a regulatory asset amounting to $6.6 million, reflecting a retroactive charge for the abandonment costs associated with gas wells operated on its behalf by Wexpro. The regulatory asset will be reduced over approximately 18 years based on an amortization schedule or as cash is paid to plug and abandon gas wells.

The accounting treatment of reclamation activities associated with ARO for properties administered under the Wexpro Agreement is spelled out in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the PSCW. Pursuant to the stipulation, Wexpro collects and deposits in trust certain funds related to estimated ARO costs. The funds are used to satisfy retirement obligations as the properties are abandoned. At December 31, 2004, approximately $2.9 million was held in this trust invested in a short-term bond index fund.

Excluding the cumulative effect of implementation, the pro forma net-income effect of the retroactive application of SFAS 143 as of January 1, 2002, would not have been material. The pro forma ARO as of January 1, 2002, was $0.6 million.

Note 4 – Regulatory Assets

In addition to purchased-gas adjustments, the Company has other regulatory assets. The Company recovers these costs but does not receive a return on these assets. A list of regulatory assets follows.

	December 31,
	2004	2003
	(in thousands)

Cost of reacquired debt	$10,252	$10,293
Asset-retirement obligations
cost-of-service gas wells	5,097	8,256
Deferred production taxes	4,258	3,090
Early retirement costs	1,362	2,996
Pipeline-integrity costs	1,042
	$22,011	$24,635

At December 31, 2004, Questar Gas has accrued regulatory liabilities for a refund of income taxes to customers amounting to $2.3 million and $0.2 million for early-retirement obligations.

Note 5 – Debt

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $95.2 million at December 31, 2004 with an interest rate of 2.42% and $51.9 million at December 31, 2003 with an interest rate of 1.30%.

Questar Gas’s long-term debt consists of medium-term notes with interest rates ranging from 5.02% to 7.58% due 2007 to 2018. Long-term debt maturities are $10 million in 2007 and $43 million in 2008 with the remaining amounts due after 2010. All notes are unsecured obligations and rank equally with all other unsecured liabilities. There are no long-term debt provisions restricting the payment of dividends.

On June 21, 2004, Questar Gas called $17 million in medium-term notes that carried an interest rate of 8.12%. A call premium of $0.7 million is being amortized over the remaining life of the original notes in accordance with regulatory treatment.

Cash paid for interest was $19.5 million in 2004, $20.8 million in 2003 and $22.1 million in 2002.

Note 6 – Financial Instruments and Risk Management

The carrying value and estimated fair values of the Company's financial instruments were as follows.

	December 31, 2004		December 31, 2003
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
(in thousands)
Financial assets
Cash and cash equivalents	$ 2,131	$ 2,131	$ 3,894	$ 3,894

Financial liabilities
Notes payable to Questar	$ 95,200	$ 95,200	$ 51,900	$ 51,900
Long-term debt	273,000	295,607	290,000	322,273

The Company used the following methods and assumptions in estimating fair values.

Cash and cash equivalents and short-term debt – the carrying amount approximates fair value.

Long-term debt –the fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company's current borrowing rates.

Note 7 – Income Taxes

The components of income taxes for Questar Gas were as follows.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Federal
Current	($11,485)	$ 2,171	$12,547
Deferred	30,594	10,067	3,246
State
Current	(1,648)	62	1,754
Deferred	2,714	1,206	637
Deferred investment-tax credits	(395)	(393)	(395)
	$19,780	$13,113	$17,789

The difference between the statutory federal income tax rate and the Company's effective income tax rate is explained as follows.

	Year Ended December 31,
	2004	2003	2002
		Percentages
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of
State income taxes, net of federal income
tax benefit	1.4	2.5	3.1
Nonconventional fuel credits			(3.4)
Amortize investment-tax credits related to
rate-regulated assets	(0.8)	(1.2)	(0.8)
Deferred taxes related to regulated assets for which
deferred taxes were not provided in prior years	1.6	2.7	1.8
Other	1.4		(0.3)
Effective income tax rate	38.6%	39.0%	35.4%

Significant components of the Company's deferred income taxes were as follows.

	December 31,
	2004	2003
	(in thousands)
Deferred-tax liabilities
Property, plant and equipment	$117,850	$100,381
Employee benefits and compensation costs	3,351	1,984
Total deferred tax liabilities	121,201	102,365

Deferred-tax assets
Tax credits carried forward	3,440	3,471

Deferred income taxes – noncurrent	$117,761	$98,894
Deferred income taxes – current liability
Purchased-gas adjustment	$13,624	$210

Questar Gas received a $2.9 million refund in 2004 and paid cash for income taxes of $1.2 million in 2003 and $13.3 million in 2002.

Note 8 – Commitments and Contingencies

There are various legal proceedings against the Company and its affiliates. Management believes that the outcome of these cases will not have a material effect on the Company’s financial position, operating results or liquidity.

Commitments

Historically, 40 to 50% of Questar Gas's gas-supply portfolio has been provided from company-owned gas reserves at the cost-of-service. The remainder of the gas supply has been purchased from more than 19 suppliers under approximately 57 gas-supply contracts using index-based or fixed pricing. Questar Gas has commitments of $142 million and $42 million to purchase gas in 2005 and 2006, respectively. Generally, at the conclusion of the heating season and after a bid process, new agreements for the upcoming heating season are put in place. Questar Gas bought natural gas under purchase agreements amounting to $336 million, $180 million and $148 million in 2004, 2003 and 2002, respectively. In addition, Questar Gas makes use of various storage arrangements to meet peak-gas demand during certain times of the heating season.

Questar Gas has third-party transportation commitments requiring yearly payments of $4.3 million through 2018.

Questar Gas has contracted for transportation and storage services with Questar Pipeline. Annual payments and the years covered are as follows.

(in millions)

2005	$74.5
2006	71.7
2007	71.7
2008	70.2
2009	69.4
After 2009	513.1

Note 9 - Rate Regulation and Other Matters

State Rate Regulation

Questar Gas files periodic applications with the PSCU and PSCW requesting permission to reflect annualized gas-cost increases or decreases in its rates. Gas costs are passed on to customers on a dollar-for-dollar basis with no markup. Effective October 1, 2004, the PSCU and PSCW authorized Questar Gas to increase customer rates by about 10% to reflect higher projected gas costs and to recover the balance in the purchase-gas-adjustment account.

2002 General Rate-Case Order

Effective December 30, 2002, the PSCU issued an order approving an $11.2 million general-rate increase for Questar Gas using an 11.2% rate of return on equity. The rate increase was based on November 2002 usage per customer and costs.

Note 10 – Employee Benefits

Pension Plan

Questar Gas employees are covered by Questar’s defined benefit pension plan. Benefits are generally based on the employee’s age at retirement, years of service and highest earnings in a consecutive 72 pay-period interval during the ten years preceding retirement. Questar is subject to and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified retirement plan approximately equal to the yearly expense. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. The Company relies on a third-party consultant to calculate the pension plan projected benefit obligation. Pension expense was $5.9 million in 2004, $6.0 million in 2003 and $5.3 million in 2002.

Questar Gas’s portion of plan assets and benefit obligations can not be determined because the plan assets are not segregated or restricted to meet the Company’s pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company’s employees would be retained by the pension plan. At December 31, 2004 and 2003 Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions

Eligible Questar Gas employees participate in Questar’s postretirement benefits other than pensions plan. Postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health-care benefits, based on an employee’s years of service, and limited to 170% of the 1992 contribution. The Company intends to fund as necessary to comply with regulatory orders for recovery of these expenses. Plan assets consist of equity securities and corporate and United States government debt obligations. The Company amortizes its transition obligation over a 20-year period, which began in 1992. A third-party consultant calculates the projected benefit obligation. Postretirement benefits other than pensions cost $1.1 million in 2004, $1.6 million in 2003 and $1 million in 2002.

The Company’s portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits can not be determined because the plan assets are not segregated or restricted to meet the Company’s obligations. At December 31, 2004 and 2003 Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Postemployment Benefits

Eligible Questar Gas employees participate in Questar’s long-term disability plan. The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. Questar Gas’s postemployment liability at December 31 was $0.2 million in 2004.

Employee Investment Plan

Questar Gas participates in Questar’s Employee Investment Plan, which allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. The Company matches 80% of employees’ pretax purchases up to a maximum of 6% of their qualifying earnings. In addition, each year the Company makes a nonmatching contribution of $200 to each eligible employee. The Company’s expense equals its matching contribution and amounted to $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 11 – Related Party Transactions

Prior to January 1, 2005, Regulated Services provides administrative, technical, legal and accounting support to Questar Gas. The cost of this support was $35.9 million in 2004, $33.6 million in 2003 and $32.4 million in 2002. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on the nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas has reserved transportation capacity on Questar Pipeline for 951,000 dth per day including 50,000 dth per day of winter-peaking service. Questar Gas periodically releases excess capacity and receives a credit from Questar Pipeline for the released-capacity revenues and a portion of Questar Pipeline’s interruptible-transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $80.3 million in 2004, $75.6 million in 2003 and $73.2 million in 2002, which included demand charges. The costs of these services were included in cost of gas sold.

Wexpro, an affiliated company, manages and develops certain properties owned by Questar Gas under the terms of the Wexpro Agreement. The Company receives a portion of Wexpro’s income from oil operations after recovery of Wexpro’s operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $4.7 million in 2004, $2.2 million in 2003 and $1.7 million in 2002. The amounts that Questar Gas paid Wexpro for the operation of gas properties owned by Questar Gas were $115.4 million in 2004, $101.6 million in 2003 and $94.8 million in 2002. Questar Gas reports these amounts in cost of gas sold.

Also included in cost of gas sold are amounts paid to Questar Gas Management, an affiliate, for gathering of Company-owned gas and purchased gas. These costs amounted to $11.6 million in 2004, $10.7 million in 2003 and $9.8 million in 2002. The Company purchased gas from other affiliates amounting to $4.4 million in 2004, $5.2 million in 2003 and $2.0 million in 2002.

Questar Gas has a 10-year lease with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $1.4 million in 2004, 2003 and 2002. The lease payment will be $1.4 million per year from 2005 through 2009.

An affiliated company, Questar InfoComm Inc., provided data processing and communication services (IT) to Questar Gas. The Company paid Questar InfoComm $5.5 million in 2004, $12.1 million in 2003 and $15.5 million in 2002 for these services. The Company also paid Questar InfoComm for software development of $1.7 million, $3.1 million and $1.0 million in 2004, 2003 and 2002, respectively. Questar Gas capitalizes these costs.

Questar charged Questar Gas for certain administrative functions amounting to $6.9 million in 2004 including $0.8 million for IT charges, $5.1 million in 2003 and $3.5 million in 2002. These costs are included in operating and maintenance expenses and are allocated based on each affiliated company’s proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Gas borrowed cash from Questar and incurred debt expense of $0.7 million in 2004, $0.1 million in 2003 and $0.1 million in 2002.

Note 12 – Supplemental Gas and Oil Information (Unaudited)

Wexpro, an affiliated company, develops gas reserves and NGL owned by Questar Gas. Wexpro also owns and develops oil reserves. Oil and NGL are included below in oil reserves. All of these cost-of-service properties have various returns on investment established by state agencies. Gas production is used to supply 40 to 50% of the Company’s customer needs at cost-of-service prices. Questar Gas customers receive a portion of the profits above cost-of-service from oil properties to reduce gas supply costs. Questar Gas has not incurred any cost for gas and oil producing activities for the three years ended December 31, 2004. See Note 11 for amounts paid by Questar Gas to Wexpro.

Estimated Quantities of Proved Gas and Oil Reserves

Since the gas reserves operated by Wexpro are delivered to Questar Gas at cost of service, SEC guidelines with respect to standard economic assumptions are not applicable. The SEC anticipated this potential difficulty and provides that companies may give appropriate recognition to differences arising because of the effect of the ratemaking process. Accordingly, Wexpro uses a minimum-producing rate or maximum well-life limit to determine the ultimate quantity of reserves attributable to each well.

The following estimates were made by Wexpro’s reservoir engineers.

	Natural Gas	Oil
	(MMcf)	(Mbbl)

Proved Reserves
Balance at January 1, 2002	405,681	3,687
Revisions of estimates	(658)	(122)
Extensions and discoveries	56,085	675
Production	(41,208)	(501)
Balance at December 31, 2002	419,900	3,739
Revisions of estimates	24,273	103
Extensions and discoveries	30,286	187
Production	(40,088)	(449)
Balance at December 31, 2003	434,371	3,580
Revisions of estimates	5,624	32
Extensions and discoveries	129,855	1,018
Production	(38,758)	(424)
Balance at December 31, 2004	531,092	4,206

Proved-Developed Reserves
Balance at January 1, 2002	400,461	3,640
Balance at December 31, 2002	395,821	3,481
Balance at December 31, 2003	406,144	3,330
Balance at December 31, 2004	409,194	3,202

QUESTAR GAS COMPANY
Schedule of Valuation and Qualifying Accounts

		Column C	Column D
Column A	Column B	Amounts charged	Deductions for	Column E
Description	Beginning Balance	to expense	accounts written off	Ending Balance
(in thousands)
Year Ended December 31, 2004
Allowance for bad debts	$2,094	$6,167	$5,356	$2,905

Year Ended December 31, 2003
Allowance for bad debts	2,470	3,695	4,071	2,094

Year Ended December 31, 2002
Allowance for bad debts	2,206	6,138	5,874	2,470

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not changed its independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A.  CONTROLS AND PROCEDURES.

a.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Act as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Act.

b.

Changes in Internal Controls. Since the Evaluation Date, there have not been any material changes in the Company’s internal controls or other factors that could materially affect such controls.

ITEM 9B.  OTHER INFORMATION.

There is no information to report in this section.

PART III

The Company, as a wholly owned subsidiary of a reporting company under the Act, is entitled to omit all of Items 10 through 13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young, LLP, serves as the independent registered public accounting firm for Questar and its subsidiaries including the Company. The following table lists the fees billed by Ernst &Young to Questar for services and the fees billed directly to the Company or allocated to the Company as a member of Questar's consolidated group.

2004

2003

Audit Fees:

$1,267,461

$562,147

Questar Gas Portion

333,862

158,011

Audit-related Fees

46,000

43,500

Questar Gas Portion

13,019

12,838

Tax Fees

3,725

9,875

Questar Gas Portion

1,025

2,813

All Other Fees

Questar Gas Portion

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8.

    (b)  Exhibits.  The following is a list of exhibits required to be filed as a part of this report in Item 15(b).

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

 3.9.*

Bylaws (as amended effective February 13, 2001). (Exhibit No. 3.9. to Form 10-K Annual Report for 2000.)

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

24.

Power of Attorney.

31.1.

Certification signed by A. K. Allred, the Company's Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Act.

31.2.

Certification signed by S. E. Parks, the Company's Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Act.

_______________________

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

1Wells Fargo Bank, N.A. serves as the successor trustee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2005.

QUESTAR GAS COMPANY

           (Registrant)

By /s/A. K. Allred

A. K. Allred

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/A. K. Allred

Chief Executive Officer;

A. K. Allred

Director (Principal

Executive Officer)

/s/S. E. Parks

Vice President and Chief

S. E. Parks

Financial Officer (Principal

Financial Officer)

/s/D. M. Curtis

Vice President and Controller

D. M. Curtis

(Principal Accounting Officer)

*Keith O. Rattie

Chairman of the Board; Director

*A. K. Allred

Director

*Teresa Beck

Director

*W. W. Hawkins

Director

*Robert E. Kadlec

Director

*Dixie L. Leavitt

Director

*Gary G. Michael

Director

*Harris H. Simmons

Director

March 29, 2005

     *By  /s/ A. K. Allred

       Date

A. K. Allred, Attorney in Fact

Exhibits List

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

 3.9.*

Bylaws (as amended effective February 13, 2001). (Exhibit No. 3.9. to Form 10-K Annual Report for 2000.)

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

24.

Power of Attorney.

31.1.

Certification signed by A. K. Allred, the Company's Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Act.

31.2.

Certification signed by S. E. Parks, the Company's Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Act.

_______________________

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

1Wells Fargo Bank, N.A. serves as the successor trustee.

Exhibit 24.

POWER OF ATTORNEY

We, the undersigned directors of Questar Gas Company, hereby severally constitute A. K. Allred and S. E. Parks, and each of them acting alone, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names in the capacities indicated below, the Annual Report on Form 10-K for 2004and any and all amendments to be filed with the Securities and Exchange Commission by Questar Gas Company, hereby ratifying and confirming our signatures as they may be signed by the attorneys appointed herein to the Annual Report on Form 10-K for 2004 and any and all amendments to such Report.

Witness our hands on the respective dates set forth below.

        Signature

Title

Date

/s/K. O. Rattie

Chairman of the Board

  2/08/05

K. O. Rattie

/s/A. K. Allred

President & Chief

  2/08/05

A. K. Allred

Executive Officer

Director

/s/ W. Whitley Hawkins

Director

  2/08/05

W. Whitley Hawkins

/s/ Robert E. Kadlec

Director

  2/08/05

Robert E. Kadlec

/s/ Dixie L. Leavitt

Director

  2/08/05

Dixie L. Leavitt

/s/ Gary G. Michael

Director

  2/08/05

Gary G. Michael

/s/ Harris H. Simmons

Director

  2/08/05

Harris H. Simmons

Exhibit No. 31.1.

CERTIFICATION

I, A. K. Allred, certify that:

1.	I have reviewed this Annual Report on Form 10-K for 2004 of Questar Gas Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 29, 2005 Date	By: /s/A. K. Allred A. K. Allred President and Chief Executive Officer

Exhibit No. 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.	I have reviewed this Annual Report on Form 10-K for 2004 of Questar Gas Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 29, 2005 Date	By: /s/S. E. Parks S. E. Parks Vice President and Chief Financial Officer

#