Form 10-Q
period 2005-03-31
QUESTAR GAS CO
filed 2005-05-16
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 1-935

QUESTAR GAS COMPANY
(Exact name of registrant as specified in its charter)
State of Utah (State or other jurisdiction of incorporation or organization)	87-0155877 (IRS Employer Identification Number)

180 East 100 South P.O. Box 45360 Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2005
Common Stock, $2.50 par value	9,189,626 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Gas Company

Form 10-Q for the Quarterly Period Ended March 31, 2005

TABLE OF CONTENTS

GLOSSARY OF COMMONLY USED TERMS

3

FORWARD-LOOKING STATEMENTS

3

PART I. FINANCIAL INFORMATION

4

Item 1.

Financial Statements

4

Statements of Income for the three and twelve months ended

    March 31, 2005 and 2004

5

Condensed Balance Sheets at March 31, 2005, March 31, 2004,

    and December 31, 2004

6

Condensed Statements of Cash Flows for the three months ended

    March 31, 2005 and 2004

7

Notes Accompanying Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and

    Results of Operations

10

Item 4.

Controls and Procedures

12

PART II.

OTHER INFORMATION

13

Item 6.

Exhibits

13

Signatures

14

GLOSSARY OF COMMONLY USED TERMS

Btu

One British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

cf

Cubic foot is a common unit of gas measurement. One standard cubic foot equals the volume of gas in one cubic foot measured at standard conditions – a temperature of 60 degrees Fahrenheit and a pressure of 30 inches of mercury (approximately 14.73 pounds per square inch).

dth

Decatherms or ten therms. One dth equals one million Btu or approximately one Mcf.

gas

   All references to “gas” in this report refer to natural gas.

heating-degree days

A measure of the number of degrees the average-daily outside temperature is below 65 degrees Fahrenheit.

Mbbl

One thousand barrels.

Mcf

One thousand cubic feet.

Mdth

One thousand decatherms.

proved reserves

Those quantities of natural gas, crude oil, condensate and NGL on a net-revenue-interest basis, which geological and engineering data demonstrate with reasonable certainty to be recoverable under existing economic and operating conditions. See 17 C.F.R. Section 4-10(a)(2) for a complete definition.

proved-developed

Reserves that include proved developed-producing reserves

reserves

and proved-developed behind-pipe reserves. See 17 C.F.R. Section 4-10(a)(3).

proved-developed-

Reserves expected to be recovered from existing completion intervals in producing reserves

existing wells.

proved-undeveloped

Reserves expected to be recovered from new wells on proved-undrilled acreage reserves

or from existing wells where a relatively major expenditure is required for recompletion. See 17 C.F.R. Section 4-10(a)(4).

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934 as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of Questar Gas Company (Questar Gas or the Company) expected performance at the time, actual results may vary from management’s stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, but are not limited to, the following:

Questar Gas must comply with numerous regulations from the federal, state and local level

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

Questar Gas must comply with numerous and complex regulations governing activities on federal and state lands in the Rocky Mountain region, notably the National Environmental Policy Act, the Endangered Species Act and the National Historic Preservation Act. Federal and state agencies frequently impose conditions on the Company’s activities. These restrictions tend to become more stringent over time.

Questar Gas must incur significant costs to comply with federal pipeline-safety regulations. The Company may also be affected by possible future regulations requiring the tracking, reporting and reduction of greenhouse-gas emissions.

State agencies regulate the distribution of natural gas

Questar Gas’s natural gas-distribution business is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). These commissions set rates for distribution services and establish policies and procedures for services, accounting, purchase, sale and other activities. PSCU and PSCW policies may adversely affect Questar Gas profitability.

Other factors may affect Questar Gas’s results

Other factors may affect Questar Gas’s results such as changes in general economic conditions; changes in regulation; availability and economic viability of gas and oil properties for sale or exploration; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; changes in customers’ credit ratings; competition from other forms of energy, other pipelines and storage facilities; effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of the Company; changes in credit ratings; and availability of financing.

The Company cannot predict these factors nor can it assess the impact, if any, of such factors on its financial position or its results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.  Questar Gas undertakes no obligation to update any forward-looking statement provided in this report.

PART I FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS QUESTAR GAS COMPANY STATEMENTS OF INCOME (Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
REVENUES
From unaffiliated customers	$343,690	$306,879	$796,297	$691,156
From affiliates	1,261	1,137	4,831	2,452
TOTAL REVENUES	344,951	308,016	801,128	693,608

OPERATING EXPENSES
Cost of natural gas sold	251,597	216,730	570,995	466,618
Operating and maintenance	28,911	28,422	105,275	100,161
Depreciation and amortization	11,306	10,309	42,953	39,832
Rate-refund obligation		1,490	2,600	26,429
Other taxes	3,186	3,166	9,787	9,990

TOTAL OPERATING EXPENSES	295,000	260,117	731,610	643,030

OPERATING INCOME	49,951	47,899	69,518	50,578

Interest and other income	1,274	661	4,121	3,400
Debt expense	(5,064)	(4,912)	(19,885)	(19,981)

INCOME BEFORE INCOME TAXES	46,161	43,648	53,754	33,997
Income taxes	17,449	17,337	19,892	13,174
NET INCOME	$ 28,712	$ 26,311	$ 33,862	$ 20,823

See notes accompanying financial statements

QUESTAR GAS COMPANY CONDENSED BALANCE SHEETS
	March 31,		December 31,
	2005	2004	2004
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents			$ 2,131
Accounts receivable, net	$ 77,228	$ 90,369	76,352
Unbilled gas accounts receivable	42,570	24,431	59,160
Accounts receivable from affiliates	4,152	287	544
Federal income taxes recoverable			6,701
Inventories, at lower of average
cost or market
Gas stored underground	12,074	10,959	44,340
Materials and supplies	4,550	4,073	5,660
Prepaid expenses and other	2,758	1,779	2,188
Purchased-gas adjustments	14,766	14,112	35,853
Total current assets	158,098	146,010	232,929

Property, plant and equipment	1,343,636	1,254,039	1,315,537
Less accumulated depreciation and amortization	595,451	542,153	572,290
Net property, plant and equipment	748,185	711,886	743,247
Regulatory assets	20,393	22,516	22,011
Goodwill and other assets	11,526	11,494	13,609
	$ 938,202	$ 891,906	$1,011,796
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Checks in excess of cash balances	$ 402	$ 2,016
Notes payable to Questar	55,900	24,400	$ 95,200
Accounts payable and accrued expenses	83,986	69,393	98,836
Accounts payable to affiliates	23,548	24,739	31,981
Rate-refund obligation	9,187	26,429	20,633
Customer-credit balances	7,949	3,885	24,771
Deferred income taxes - current	5,611	5,362	13,624
Total current liabilities	186,583	156,224	285,045
Long-term debt	273,000	290,000	273,000
Deferred income taxes	114,223	100,546	117,761
Other long-term liabilities	33,833	16,190	21,019
COMMON SHAREHOLDER'S EQUITY
Common stock	22,974	22,974	22,974
Additional paid-in capital	115,255	121,875	121,875
Retained earnings	192,334	184,097	170,122
Total common shareholder's equity	330,563	328,946	314,971
	$938,202	$891,906	$1,011,796

See notes accompanying financial statements

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	3 Months Ended
	March 31,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$28,712	$26,311
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	12,542	11,061
Deferred income taxes	(11,551)	6,804
Net (gain) loss from asset sales	(5)	132
	29,698	44,308
Change in operating assets and liabilities	31,608	2,725
NET CASH PROVIDED FROM
OPERATING ACTIVITIES	61,306	47,033

INVESTING ACTIVITIES
Capital expenditures	(18,650)	(19,471)
Proceeds from disposition of assets	611	403
NET CASH USED IN INVESTING ACTIVITIES	(18,039)	(19,068)

FINANCING ACTIVITIES
Checks in excess of cash balance	402	2,016
Decrease in notes payable to Questar	(39,300)	(27,500)
Dividends paid	(6,500)	(6,375)
NET CASH USED IN FINANCING ACTIVITIES	(45,398)	(31,859)

Change in cash and cash equivalents	(2,131)	(3,894)
Beginning cash and cash equivalents	2,131	3,894
Ending cash and cash equivalents	$ -	$ -

See notes accompanying financial statements

QUESTAR GAS COMPANY

NOTES ACCOMPANYING FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

Note 1 – Basis of Presentation of Interim Financial Statements

Questar Gas is a wholly owned subsidiary of Questar Corporation. The accompanying interim consolidated financial statements of Questar Gas have not been audited by an independent registered public accounting firm with the exception of the condensed consolidated balance sheet at December 31, 2004, which was derived from the audited consolidated financial statement at that date. The unaudited financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The interim financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Certain reclassifications were made to the 2004 financial statements to conform with the 2005 presentation.

The results of operations for the three- and twelve-month periods ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, due to the seasonal nature of the gas-distribution business and other risk factors listed in the Forward-Looking Statements section of this report.  Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. For further information please refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 – Rate Refund Obligation

On August 1, 2003, the Utah Supreme Court issued an order reversing an August 2000 decision made by the PSCU concerning certain natural gas-processing costs incurred by Questar Gas to manage the heat content of its gas supply. The court ruled that the PSCU did not comply with its statutory responsibilities and regulatory procedures when approving a stipulation in Questar Gas’s 1999 general rate case. The stipulation permitted Questar Gas to collect $5.0 million per year, a portion of the processing costs, through May 2004. The Committee of Consumer Services, a Utah state agency, appealed the PSCU’s decision, arguing that the PSCU had failed to explicitly address whether the costs were prudent.

As a result of the court’s order, Questar Gas recorded a liability for a potential refund to gas-distribution customers. A total liability of $29.0 million includes revenue received for processing costs and interest from June 1999 through September 2004.

On August 30, 2004, the PSCU ruled that Questar Gas failed in 1999 to prove that its decision to contract for gas processing with an affiliate was prudent. The PSCU rejected the stipulation, denied the request for rate recovery and ordered the refund of gas-processing costs previously collected in rates. Because Questar Gas had previously accrued a liability for the refund, the order did not have a material impact on 2004 earnings. Questar Gas reduced its rates on September 1, 2004, to eliminate the collection of gas-processing costs and on October 1 began refunding previously collected costs, plus interest, over a 12-month period. As of March 31, 2005, Questar Gas had a refund liability of $9.2 million.

In response to a Questar Gas petition, the PSCU clarified that its order did not preclude recovery of ongoing and certain past-processing costs. Ongoing processing costs are approximately $6.0 million per year. Questar Gas has requested ongoing rate coverage for gas-processing costs in its pass-through filings, but is not currently collecting these costs in rates. The PSCU has conducted several technical conferences to determine what actions should be taken to manage the heat content of the gas supply. On January 31, 2005, Questar Gas filed a rate request with the PSCU to recover $5.7 million per year of gas-processing costs through its gas-balance account. Questar Gas filed expert testimony supporting the rate request on April 15, 2005, and hearings before the PSCU are scheduled for October 2005.

Note 3 – Questar Regulated Services Merger

Questar Gas and its parent company, Questar Regulated Services Company (Regulated Services) merged effective March 31, 2005 with Questar Gas the surviving company.  Regulated Services was a holding company that provided management, engineering and accounting services for its wholly owned subsidiaries, Questar Gas and its affiliated company, Questar Pipeline Company (Questar Pipeline). Regulated Services was a wholly owned subsidiary of Questar. Questar Gas and Questar Pipeline became wholly owned subsidiaries of Questar as a result of the merger.

Note 4 – Recent Accounting Development

On March 30, 2005, the Financial Accounting Standards Board issued Interpretation 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the year end 2005 for the Company. FIN 47 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Unaudited)

Questar Gas distributes natural gas in Utah, southwestern Wyoming and southeastern Idaho. Following is a summary of financial results and operating information.

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)

OPERATING INCOME
Revenues
Residential and commercial sales	$322,046	$283,054	$719,650	$620,185
Industrial sales	10,407	16,645	42,856	48,040
Transportation for industrial customers	1,607	1,878	6,084	7,203
Other	10,891	6,439	32,538	18,180
Total revenues	344,951	308,016	801,128	693,608
Cost of natural gas sold	251,597	216,730	570,995	466,618
Margin	93,354	91,286	230,133	226,990
Operating expenses
Operating and maintenance	28,911	28,422	105,275	100,161
Depreciation and amortization	11,306	10,309	42,953	39,832
Rate-refund obligation		1,490	2,600	26,429
Other taxes	3,186	3,166	9,787	9,990
Total operating expenses	43,403	43,387	160,615	176,412
Operating income	$ 49,951	$ 47,899	$ 69,518	$ 50,578

OPERATING STATISTICS
Natural gas volumes (in Mdth)
Residential and commercial sales	39,919	41,684	91,210	90,609
Industrial sales	1,703	3,014	7,512	9,400
Transportation for industrial customers	8,655	9,938	32,995	38,727
Total deliveries	50,277	54,636	131,717	138,736
Natural gas revenue (per dth)
Residential and commercial sales	$8.07	$6.79	$ 7.89	$6.84
Industrial sales	6.11	5.52	5.71	5.11
Transportation for industrial customers	0.19	0.19	0.18	0.19
Heating degree days
colder (warmer) than normal	(5%)	12%	(5%)	3%
Average temperature adjusted usage
per customer (in dth)	49.9	49.3	115.3	116.1
Customers at March 31,	800,523	776,266

Questar Gas earned $28.7 million in the first quarter of 2005, $2.4 million higher than the first quarter of 2004. For the 12 months ended March 31, 2005, Questar Gas earned $33.9 million compared with $20.8 million in the 12 months ended March 31, 2004. Questar Gas’s earnings were reduced by $13.6 million after tax in the second quarter of 2003 as a result of a Utah Supreme Court order in a processing dispute.

Margin Analysis

Questar Gas’s margin (revenues less gas costs) increased $2.1 million, or 2% in the first quarter of 2005 compared to the first quarter of 2004 and increased 1% in the 12 months ended March 31, 2005 compared to the same period of 2004. Following is a summary of major changes in Questar Gas’s margin for the first quarter and 12 months of 2005.

	3 Months Ended March 31, 2005 Compared with 2004	12 Months Ended March 31, 2005 Compared with 2004
(in thousands)

New customers	$ 2,300	$ 5,314
Increased (decreased) usage per customer	913	(1,217)
2004 carbon dioxide processing revenues	(1,490)	(2,400)
Other	345	1,446
Increase	$ 2,068	$ 3,143

Residential and commercial sales volumes were down 4% in the first quarter of 2005 compared with the first quarter of 2004 because warmer weather offset increased usage per customer. Residential and commercial sales volumes were up 1% in the 12 months ended March 31, 2005 due to an increase in the number of customers that offset lower usage per customer. At March 31, 2005, Questar Gas was serving 800,523 customers. Customer growth remained above national averages at 3.1% over the prior year. Housing construction in Utah remained strong, driven by population growth and low mortgage-interest rates. Usage per customer, adjusted for normal temperatures, was up 1% in the first quarter of 2005 and down 1% in the 12 months ended March 31, 2005 compared with 2004. Over the long-term, usage per customer has been decreasing due to more efficient appliances and homes and customer response to higher prices.

Weather, as measured in degree days, was 5% warmer than normal in the first quarter of 2005 compared with 12% colder than normal in the first quarter 2004. For the 12 months ended March 31, 2005 weather was 5% warmer than normal compared with 3% colder for the year-earlier period. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Industrial deliveries declined 20% in the first quarter of 2005 and 16% in the 12 months ended March 31, 2005 compared with 2004 primarily driven by lower power-generation requirements in the current period.

Expenses

Cost of natural gas sold increased 16% in the first quarter of 2005 and 22% in the 12 months ended March 31, 2005 compared with 2004. Increased gas purchase costs more than offset lower volumes due to the warmer weather. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of March 31, 2005, Questar Gas had a $14.8 million balance in the purchased-gas adjustment account representing gas costs incurred but not yet recovered from customers.

Operating and maintenance expenses increased 2% in the first quarter of 2005 and 5% in the 12 months ended March 31, 2005 compared with 2004, primarily due to higher labor and bad debt costs.

Depreciation expense increased 10% in the first quarter of 2005 and 8% in the 12 months ended March 31, 2005 compared with 2004, due to plant additions, including a customer information system that was placed in service in July 2004 and transfers of information technology assets from affiliates.

Rate-refund Obligation

See Note 2 in the Notes Accompanying Financial Statements under Item 1. Financial Statements in Part I of this report for a discussion of the regulatory proceedings involving Questar Gas’s processing costs.

Regulation

Questar Gas is subject to the requirements of the Pipeline Safety Improvement Act. Questar Gas estimates that it will cost $4 to $5 million per year to comply with the act, not including costs of pipeline replacement if necessary. The PSCU has allowed Questar Gas to record a regulatory asset for incremental operating costs incurred to comply with this act until the next rate case or three years, whichever is sooner.

Debt rating downgrade

In April 2005, Standard & Poor’s (S&P) downgraded Questar Gas’s long-term debt rating and Questar’s commercial paper rating. S&P set an “A-2” rating for Questar’s commercial paper and “A-” long-term debt ratings for Questar Gas. S&P assigned a “stable outlook” for each Questar entity.

S&P said that Questar’s growing exploration and production business benefits Questar Gas and Questar Pipeline when commodity prices are high, but exposes them to greater risk when prices are low. S&P also cited a negative shift in Utah’s regulatory environment as a factor in its decision to downgrade the credit ratings of Questar Gas.

Moody’s ratings for the Company’s debt were unchanged during the quarter.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by the report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Through ongoing evaluation of internal controls over financial reporting, management continues to implement procedures and controls to enhance the reliability of Questar Gas’s internal control procedures including planned improvements in financial closing and accounting processes. However, there have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Questar Gas’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.

EXHIBITS

a.

The following exhibits are filed as part of this report:

Exhibit No.

Exhibit

   31.1.

Certification signed by Alan K. Allred, Questar Gas Company’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2.

Certification signed by S. E. Parks, Questar Gas Company’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.

Certification signed by Alan K. Allred and S. E. Parks, Questar Gas Company’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY

(Registrant)

May 16, 2005

/s/Alan K. Allred

              Date

Alan K. Allred

President and Chief Executive Officer

May 16, 2005

/s/S/ E. Parks

              Date

S. E. Parks

Vice President and Chief Financial Officer

Exhibits List

Exhibit No.

Exhibit

31.1.

Certification signed by Alan K. Allred, Questar Gas Company's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification signed by S. E. Parks, Questar Gas Company’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.

Certification signed by Alan K. Allred and S. E. Parks, Questar Gas Company’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#

Exhibit 31.1

CERTIFICATION

I, A. K. Allred, certify that:

1.

I have reviewed this quarterly report on Form 10-Q for first quarter 2005 of Questar Gas Company;

2

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

May 16, 2005

By:    /s/A. K. Allred

        Date

A. K. Allred,

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report on Form 10-Q for first quarter 2005 of Questar Gas Company;

2

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

May 16, 2005

By    /s/S. E. Parks

       Date

S. E. Parks

Vice President

and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Gas Company (the "Company") on Form

10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Alan K. Allred, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR GAS COMPANY

May 16, 2005

/s/Alan K. Allred

          Date

Alan K. Allred

President and Chief Executive Officer

May 16, 2005

/s/S. E. Parks

          Date

S. E. Parks

Vice President and Chief Financial Officer

#