Form 10-Q
period 2005-06-30
QUESTAR GAS CO
filed 2005-08-11
CIK 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 1-935

QUESTAR GAS COMPANY
(Exact name of registrant as specified in charter)

    STATE OF UTAH                                                                                             87-0155877

(State of other jurisdiction of                                                            (I.R.S. Employer

incorporation or organization)                                                          Identification No.)

180 East 100 South Street, P.O. Box 45360 Salt Lake City, Utah 84145-0360
(Address of principal executive offices)

Registrant's telephone number, including area code (801) 324-2556

                                  Not Applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange Act).  Yes  [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding as of July 31, 2005

       Common Stock, $1.00 par value

            9,189,626 Shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

Questar Gas Company

Form 10-Q for the Quarterly Period Ended June 30, 2005

TABLE OF CONTENTS

Page No.

NATURE OF BUSINESS

3

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

3

GLOSSARY OF COMMONLY USED TERMS

4

SEC FILINGS AND WEBSITE INFORMATION

 4

PART I. FINANCIAL INFORMATION

6

Item 1.

Financial Statements

6

Statements of Income for the three, six and twelve months ended

    June 30, 2005 and 2004

6

Condensed Balance Sheets at June 30, 2005, June 30, 2004,

    and December 31, 2004

7

Condensed Statements of Cash Flows for the six months ended

    June 30, 2005 and 2004

8

Notes Accompanying the Financial Statements

9

Item 2.

Management’s Discussion and Analysis of Financial Condition and

    Results of Operations

12

Item 4.

Controls and Procedures

14

PART II.

OTHER INFORMATION

15

Item 6.

Exhibits

15

Signatures

15

#

NATURE OF BUSINESS

Questar Gas Company (Questar Gas or the Company) distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. Questar Gas is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). The Public Utility Commission of Idaho has contracted with the PSCU for rate oversight of Questar Gas’s Idaho operations. Questar Gas is a wholly owned subsidiary of Questar Corporation (Questar) headquartered in Salt Lake City, Utah.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report includes “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934 as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of Questar Gas’s expected performance at the time, actual results may vary from management’s stated expectations and projections due to a variety of factors.

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

Questar Gas incurs significant costs to comply with federal pipeline-safety regulations. The Company may also be affected by possible future regulations requiring the tracking, reporting and reduction of greenhouse-gas emissions.

State agencies regulate the distribution of natural gas

Questar Gas’s natural gas-distribution business is regulated by the PSCU and the PSCW. These commissions set rates for distribution services and establish policies and procedures for services, accounting, purchase, sale and other activities. PSCU and PSCW policies may adversely affect Questar Gas profitability.

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

GLOSSARY OF COMMONLY USED TERMS

Btu

One British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit at sea level.

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

Investors can also access financial and other information for Questar Gas at www.questar.com. Questar's website contains Statements of Responsibility for Board Committees, Corporate Governance Guidelines and its Business Ethics Policy.

Questar Gas makes available, free of charge through Questar’s website, copies of Annual Reports on Form 10-K, Quarterly reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the commission.

#

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUESTAR GAS COMPANY

STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004
	(in thousands)

REVENUES
From unaffiliated customers	$151,043	$102,235	$494,733	$409,114	$845,105	$702,797
From affiliates	1,370	1,017	2,631	2,154	5,184	2,901
TOTAL REVENUES	152,413	103,252	497,364	411,268	850,289	705,698

OPERATING EXPENSES
Cost of natural gas sold	112,359	65,697	363,956	282,427	617,657	477,834
Operating and maintenance	28,006	25,043	56,917	53,465	108,238	101,074
Depreciation and amortization	10,892	10,357	22,198	20,666	43,488	40,388
Rate-refund obligation		1,505		2,995	1,095	5,934
Other taxes	3,278	3,078	6,464	6,244	9,987	10,236

TOTAL OPERATING EXPENSES	154,535	105,680	449,535	365,797	780,465	635,466

OPERATING INCOME (LOSS)	(2,122)	(2,428)	47,829	45,471	69,824	70,232

Interest and other income	1,272	775	2,546	1,436	4,618	3,541
Debt expense	(4,855)	(4,945)	(9,919)	(9,857)	(19,795)	(19,681)

INCOME (LOSS) BEFORE INCOME TAXES	(5,705)	(6,598)	40,456	37,050	54,647	54,092
Income taxes	(2,259)	(2,599)	15,190	14,738	20,232	20,810

NET INCOME (LOSS)	$ (3,446)	$ (3,999)	$ 25,266	$ 22,312	$ 34,415	$ 33,282

See notes accompanying the financial statements

#

QUESTAR GAS COMPANY

CONDENSED BALANCE SHEETS

	June 30,		December 31,
	2005	2004	2004
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents			$ 2,131
Accounts receivable, net	$ 47,998	$ 36,191	76,352
Unbilled gas accounts receivable	9,024	6,850	59,160
Accounts receivable from affiliates	2,464	319	544
Federal income taxes recoverable		980	6,701
Inventories, at lower of average cost or market
Gas stored underground	18,411	23,955	44,340
Materials and supplies	6,311	5,838	5,660
Prepaid expenses and other	1,816	1,222	2,188
Purchased -gas adjustments	14,642	25,323	35,853
Total current assets	100,666	100,678	232,929
Property, plant and equipment	1,348,365	1,267,647	1,315,537
Less accumulated depreciation
and amortization	595,456	551,300	572,290
Net property, plant and equipment	752,909	716,347	743,247
Regulatory assets	19,059	19,232	22,011
Goodwill and other assets	11,329	11,414	13,609

	$ 883,963	$ 847,671	$1,011,796

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Checks in excess of cash balances	$ 889	$ 2,583
Notes payable to Questar	45,400	44,100	$ 95,200
Accounts payable and accrued expenses	50,375	27,700	98,836
Accounts payable to affiliates	21,657	21,843	31,981
Customer-credit balances	12,223	4,792	24,771
Rate-refund obligation	3,341	27,934	20,633
Deferred income taxes - current	5,564	9,623	13,624
Total current liabilities	139,449	138,575	285,045
Long-term debt	273,000	273,000	273,000
Deferred income taxes	114,914	103,547	117,761
Other long-term liabilities	35,983	13,977	21,019
Common shareholder's equity
Common stock	22,974	22,974	22,974
Additional paid-in capital	115,255	121,875	121,875
Retained earnings	182,388	173,723	170,122
Total common shareholder's equity	320,617	318,572	314,971

	$ 883,963	$ 847,671	$1,011,796

See notes accompanying the financial statements

#

QUESTAR GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended
	June 30,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 25,266	$ 22,312
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	24,420	22,215
Deferred income taxes	(7,948)	14,066
Net loss from asset sales	41	207
	41,779	58,800
Change in operating assets and liabilities	52,689	7,031
NET CASH PROVIDED FROM
OPERATING ACTIVITIES	94,468	65,831

INVESTING ACTIVITIES
Capital expenditures	(35,151)	(35,406)
Proceeds from disposition of assets	463	648
NET CASH USED IN INVESTING ACTIVITIES	(34,688)	(34,758)

FINANCING ACTIVITIES
Checks in excess of cash balance	889	2,583
Decrease in notes payable to Questar	(49,800)	(7,800)
Long-term debt repaid		(17,000)
Dividends paid	(13,000)	(12,750)
NET CASH USED IN FINANCING ACTIVITIES	(61,911)	(34,967)

Change in cash and cash equivalents	(2,131)	(3,894)
Beginning cash and cash equivalents	2,131	3,894
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the financial statements

#

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

Note 1 – Basis of Presentation of Interim Financial Statements

The accompanying interim financial statements of Questar Gas have not been audited by an independent registered public accounting firm with the exception of the condensed balance sheet at December 31, 2004, which was derived from audited financial statement at that date. The unaudited financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the SEC’s instructions for Form 10-Q. The interim financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. Certain reclassifications were made to the 2004 financial statements to conform with the 2005 presentation.

The results of operations for the three-, six- and twelve-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, due to a variety of factors listed in the Forward-Looking Statements and Risk Factors section of this report.  Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. For further information please refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

As a result of the court’s order, Questar Gas recorded a liability for a potential refund to gas-distribution customers. A total liability of $29.0 million included revenue received for processing costs and interest from June 1999 through September 2004.

On August 30, 2004, the PSCU ruled that Questar Gas failed in 1999 to prove that its decision to contract for gas processing with an affiliate was prudent. The PSCU rejected the stipulation, denied the request for rate recovery and ordered the refund of gas-processing costs previously collected in rates. Because Questar Gas had previously accrued a liability for the refund, the order did not have a material impact on 2004 earnings. Questar Gas reduced its rates on September 1, 2004, to eliminate the collection of gas-processing costs and on October 1 began refunding previously collected costs, plus interest, over a 12-month period. As of June 30, 2005, Questar Gas had a refund liability of $3.3 million.

In response to a Questar Gas petition, the PSCU clarified that its order did not preclude recovery of ongoing and certain past-processing costs. Ongoing processing costs are approximately $6.0 million per year. Questar Gas has requested ongoing rate coverage for gas-processing costs in its pass-through filings, but is not currently collecting these costs in rates. The PSCU has conducted several technical conferences to determine what actions should be taken to manage the heat content of the gas supply. On January 31, 2005, Questar Gas filed a rate request with the PSCU to recover $5.7 million per year of gas-processing costs through its gas-balance account. The $5.7 million is Utah’s share of the estimated $6 million cost of operating the gas-processing plant. The Wyoming share has been recovered in rates. Questar Gas filed expert testimony supporting the rate request on April 15, 2005, and hearings before the PSCU are scheduled for fourth quarter 2005.

Note 3 – Questar Regulated Services Merger

Questar Gas and its parent company, Questar Regulated Services Company (Regulated Services) merged effective March 31, 2005, with Questar Gas the surviving company.  Regulated Services was a holding company that provided management, engineering and accounting services for its wholly owned subsidiaries, Questar Gas and its affiliated company, Questar Pipeline. Regulated Services was a wholly owned subsidiary of Questar. Questar Gas and Questar Pipeline became wholly owned subsidiaries of Questar as a result of the merger.

Note 4 – Recent Accounting Developments

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (SFAS 143). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The Company does not expect the guidelines of FIN 47 will have a significant impact on its results of operations or financial position.

In June 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of existing accounting pronouncements. SFAS 154 modifies accounting and reporting requirements when a company voluntarily chooses to change an accounting principle or correct an accounting error. SFAS 154 requires retroactive restatement of prior period financial statements unless it is impractical. Previous accounting guidelines allowed recognition by cumulative effect in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154.

In July 2005, the FASB issued an exposure draft of a Proposed Interpretation “Accounting for Uncertain Tax Positions,” an Interpretation of FASB Statement 109. The exposure draft seeks to reduce perceived diversity in practice associated with recognition and measurement in the accounting for income taxes. The exposure draft would apply to all tax positions accounted for in accordance with SFAS 109 “Accounting for Income Taxes.” The exposure draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This interpretation is effective for Questar Gas beginning January 1, 2006 under the timeframe in the proposed statement. The Company has not evaluated the potential effect of this proposed change in accounting principle.

Questar has granted and may continue to grant stock-based compensation to certain Questar Gas employees. In December 2004 the FASB issued Statement 123 (revised 2004), (SFAS 123R), “Share Based Payment,” which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. The effective date for implementation of SFAS 123R is January 1, 2006, and alternative phase-in methods are allowed. Questar currently anticipates using the modified prospective phase-in method that requires entities to recognize compensation costs for all share-based payments granted, modified or settled after the date of implementation as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed.  The Company does not currently expect that any of the alternative phase-in methods for the recognition of stock-based compensation would have a material effect on its operating results or financial position.

#

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

SUMMARY

Questar Gas incurred a seasonal loss of $3.4 million in the second quarter of 2005 compared with a loss of $4.0 million in the second quarter of 2004. For the first half of 2005 Questar Gas earned $25.3 million compared with $22.3 million in the first half of 2004.

RESULTS OF OPERATIONS

Following is a summary of financial and operating results for the second quarter, first half and 12-month ended June 30, 2005, compared with the same periods of 2004.

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004
			(in thousands)
OPERATING INCOME
Revenues
Residential and commercial sales	$131,737	$ 84,805	$453,783	$367,859	$766,582	$629,120
Industrial sales	8,694	10,751	19,101	27,396	40,799	49,500
Transportation for industrial customers	1,298	1,575	2,905	3,453	5,807	6,920
Other	10,684	6,121	21,575	12,560	37,101	20,158
Total revenues	152,413	103,252	497,364	411,268	850,289	705,698
Cost of natural gas sold	112,359	65,697	363,956	282,427	617,657	477,834
Margin	40,054	37,555	133,408	128,841	232,632	227,864
Operating expenses
Operating and maintenance	28,006	25,043	56,917	53,465	108,238	101,074
Depreciation and amortization	10,892	10,357	22,198	20,666	43,488	40,388
Rate-refund obligation		1,505		2,995	1,095	5,934
Other taxes	3,278	3,078	6,464	6,244	9,987	10,236
Total operating expenses	42,176	39,983	85,579	83,370	162,808	157,632
Operating income (loss)	$ (2,122)	$ (2,428)	$ 47,829	$ 45,471	$ 69,824	$ 70,232

OPERATING STATISTICS
Natural gas volumes (in Mdth)
Residential and commercial sales	16,843	11,633	56,762	53,317	96,420	89,243
Industrial sales	1,394	2,011	3,097	5,025	6,895	9,210
Transportation for industrial customers	7,068	8,208	15,723	18,146	31,855	37,514
Total deliveries	25,305	21,852	75,582	76,488	135,170	135,967
Natural gas revenue (per dth)
Residential and commercial	$7.82	$7.29	$7.99	$6.90	$7.95	$7.05
Industrial sales	6.24	5.35	6.17	5.45	5.92	5.38
Transportation for industrial customers	$0.18	$0.19	$0.18	$0.19	$0.18	$0.18
Heating degree days
colder (warmer) than normal	6%	(16%)	(3%)	6%	(2%)	2%
Average temperature adjusted usage
per customer (dth)	18.2	17.2	68.1	66.5	116.5	116.1
Customers at June 30,	798,277	771,695

Margin Analysis

Questar Gas’s margin (revenues less gas costs) increased $2.5 million in the second quarter of 2005 compared to the second quarter of 2004, increased $4.6 million in the first half of 2005 compared to the same period of 2004 and increased $4.8 million in the 12-month period of 2005 compared with the same period of 2004. Following is a summary of major changes in Questar Gas’s margin.

	3 Months Ended June 30, 2005 Compared with 2004	6 Months Ended June 30, 2005 Compared with 2004	12 Months Ended June 30, 2005 Compared with 2004
		(in thousands)

New customers	$ 919	$ 3,439	$ 5,884
Increased usage per customer	1,517	2,427	607
2004 carbon dioxide processing revenues collected from customers	(1,505)	(2,995)	(4,839)
Interest on past-due receivables	402	887	1,090
Other	1,166	809	2,026
Increase	$ 2,499	$ 4,567	$ 4,768

Residential and commercial sales volumes increased 45% in the second quarter of 2005 over the second quarter of 2004 as a result of colder weather, increased customers and increased usage per customer. Residential and commercial sales volumes increased 6% in the first half of 2005 compared with the first half of 2004 and 8% in the 12 months ended June 30, 2005, compared with the year earlier period as increased customer and increased usage per customer offset the impact of warmer weather. At June 30, 2005, Questar Gas was serving 798,277 customers, a 3.4% increase over the prior year. Housing construction in Utah remained strong, driven by population growth and continuing low mortgage-interest rates. Usage per customer, adjusted for normal temperatures, was up 6% in the second quarter of 2005, up 2% in the first half of 2005 and flat in the 12 months ended June 30, 2005, compared with 2004. Over the long-term, usage per customer has been decreasing due to more efficient appliances and homes and customer response to higher prices.

Weather, as measured in degree days, was 6% colder than normal in the second quarter of 2005 compared with 16% warmer than normal in the second quarter of 2004. For the first half of 2005, weather was 3% warmer than normal compared with 6% colder than normal in the year-earlier period. For the 12 months ended June 30, 2005, weather was 2% warmer than normal compared with 2% colder than normal in the year earlier period. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Industrial deliveries declined 17% in the second quarter of 2005, 19% in the first half of 2005 and 17% in the 12 months ended June 30, 2005, compared with 2004 primarily driven by lower power-generation requirements in the current period. This did not have a significant impact on the financial results because of lower margin on industrial deliveries.

Expenses

Cost of natural gas sold increased 71% in the second quarter of 2005, 29% in the first half of 2005 and 29% in the 12 months ended June 30, 2005, compared with 2004 due to increased gas purchase costs and increased volumes. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of June 30, 2005, Questar Gas had a $14.6 million balance in the purchased-gas adjustment account representing gas costs incurred but not yet recovered from customers.

Operating and maintenance expenses increased 12% in the second quarter of 2005, 6% in the first half of 2005 and 7% in the 12 months ended June 30, 2005, compared with 2004. The increases are due to higher labor and labor overhead costs and bad debt costs.

Depreciation expense increased 5% in the second quarter of 2005, 7% in the first half of 2005 and 8% in the 12 months ended June 30, 2005 compared with 2004, due to plant additions, including a customer information system that was placed in service in July 2004 and transfers of information-technology assets from affiliates.

Rate-refund Obligation

See Note 2 in the Notes Accompanying Financial Statements under Item 1. Financial Statements in Part I of this report for a discussion of the regulatory proceedings involving Questar Gas’s processing costs.

Regulation

Questar Gas is subject to the requirements of the Pipeline Safety Improvement Act. Questar Gas estimates that it will cost $4.0 to $5.0 million per year to comply with the act, not including costs of pipeline replacement if necessary. The PSCU has allowed Questar Gas to record a regulatory asset for these incremental operating costs incurred to comply with this act until the next rate case or 2007, whichever is sooner.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by the report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.  Since the Evaluation Date, there have not been any changes in the Company’s internal controls or other factors during the most recent fiscal quarter that could materially affect such controls.

PART II.  OTHER INFORMATION

ITEM 6.

EXHIBITS

a.

The following exhibits are filed as part of this report:

Exhibit No.

Exhibit

   31.1.

Certification signed by Alan K. Allred, Questar Gas Company’s President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2.

Certification signed by S. E. Parks, Questar Gas Company’s Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.

Certification signed by Alan K. Allred and S. E. Parks, Questar Gas Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY

(Registrant)

August 11, 2005

/s/Alan K. Allred

              Date

Alan K. Allred

President and Chief Executive Officer

August 11, 2005

/s/S/ E. Parks

              Date

S. E. Parks

Vice President and Chief Financial Officer

Exhibits List

Exhibit No.

Exhibit

31.1.

Certification signed by Alan K. Allred, Questar Gas Company's President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Gas Company’s Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by Alan K. Allred and S. E. Parks, Questar Gas Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1.

CERTIFICATION

I, A. K. Allred, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending June 30, 2005;

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

August 11, 2005

By:    /s/A. K. Allred

        Date

A. K. Allred,

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending June 30, 2005;

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

August 11, 2005

By    /s/S. E. Parks

       Date

S. E. Parks

Vice President

and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Gas Company (the Company) on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), Alan K. Allred, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR GAS COMPANY

August 11, 2005

/s/Alan K. Allred

          Date

Alan K. Allred

President and Chief Executive Officer

August 11, 2005

/s/S. E. Parks

          Date

S. E. Parks

Vice President and Chief Financial Officer