Form 10-Q
period 2005-09-30
QUESTAR GAS CO
filed 2005-11-10
CIK 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange Act).

Yes  [  ]     No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding as of October 31, 2005

       Common Stock, $1.00 par value

            9,189,626 Shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

Questar Gas Company

Form 10-Q for the Quarterly Period Ended September 30, 2005

TABLE OF CONTENTS

Page No.

NATURE OF BUSINESS

2

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

3

GLOSSARY OF COMMONLY USED TERMS

3

SEC FILINGS AND WEBSITE INFORMATION

4

PART I. FINANCIAL INFORMATION

5

Item 1.  Financial Statements

5

Consolidated Statements of Income for the three and nine months ended

   September 30, 2005 and 2004

5

Condensed Consolidated Balance Sheets at September 30, 2005

   and December 31, 2004

5

Condensed Consolidated Statements of Cash Flows for the nine months ended

   September 30, 2005 and 2004

6

Notes Accompanying the Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and

    Results of Operations

8

Item 4.  Controls and Procedures

11

PART II. OTHER INFORMATION

11

Item 6.  Exhibits

11

 Signatures

12

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

heating degree days

A measure of the number of degrees the average-daily outside temperature is below 65 degrees Fahrenheit.

Mbbl

One thousand barrels.

Mcf

One thousand cubic feet.

Mdth

One thousand decatherms.

proved reserves

Those quantities of natural gas, crude oil, condensate and NGL on a net revenue interest basis, which geological and engineering data demonstrate with reasonable certainty to be recoverable under existing economic and operating conditions. See 17 C.F.R. Section 4-10(a)(2) for a complete definition.

proved developed

Reserves that include proved developed producing reserves

reserves

and proved developed behind-pipe reserves. See 17 C.F.R. Section 4-10(a)(3).

proved developed

Reserves expected to be recovered from existing completion intervals in producing reserves

existing wells.

proved undeveloped

Reserves expected to be recovered from new wells on proved undrilled acreage reserves

or from existing wells where a relatively major expenditure is required for recompletion. See 17 C.F.R. Section 4-10(a)(4).

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

Investors can also access financial and other information for Questar Gas at www.questar.com. Questar's website contains Statements of Responsibility for Board Committees, Corporate Governance Guidelines and its Business Ethics and Compliance Policy.

Questar Gas makes available, free of charge through Questar’s website, copies of Annual Reports on Form 10-K, Quarterly reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the commission.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUESTAR GAS COMPANY

STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004
	(in thousands)
REVENUES
From unaffiliated customers	$109,575	$80,962	$604,308	$490,076	$873,718	$712,705
From affiliates	1,769	1,100	4,400	3,254	5,853	3,557
TOTAL REVENUES	111,344	82,062	608,708	493,330	879,571	716,262

OPERATING EXPENSES
Cost of natural gas sold	81,042	54,394	444,998	336,821	644,305	488,390
Operating and maintenance	27,478	25,569	84,395	79,034	110,147	102,419
Other taxes	3,468	2,893	9,932	9,137	10,562	10,542
Depreciation and amortization	11,875	10,562	34,073	31,228	44,801	41,743
Rate-refund obligation		1,095		4,090		5,567

TOTAL OPERATING EXPENSES	123,863	94,513	573,398	460,310	809,815	648,661

OPERATING INCOME (LOSS)	(12,519)	(12,451)	35,310	33,020	69,756	67,601

Interest and other income	1,166	1,069	3,712	2,505	4,715	3,447
Debt expense	(4,842)	(4,713)	(14,761)	(14,570)	(19,924)	(19,531)

INCOME (LOSS) BEFORE INCOME TAXES	(16,195)	(16,095)	24,261	20,955	54,547	51,517
Income taxes	(6,290)	(6,320)	8,900	8,418	20,262	19,751

NET INCOME (LOSS)	$ (9,905)	$ (9,775)	$ 15,361	$ 12,537	$ 34,285	$ 31,766

See notes accompanying the financial statements

QUESTAR GAS COMPANY

CONDENSED BALANCE SHEETS

	September 30,		December 31,
	2005	2004	2004
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 890	$ 113	$ 2,131
Accounts receivable, net	29,864	18,654	76,352
Unbilled gas accounts receivable	17,475	13,210	59,160
Accounts receivable from affiliates	2,477	268	544
Federal income taxes recoverable	8,128	9,482	6,701
Inventories, at lower of average cost or market
Gas stored underground	51,161	47,812	44,340
Materials and supplies	5,654	4,153	5,660
Prepaid expenses and other	1,982	1,119	2,188
Purchased-gas adjustments	18,301	36,145	35,853
Total current assets	135,932	130,956	232,929
Property, plant and equipment	1,360,539	1,286,211	1,315,537
Less accumulated depreciation and amortization	604,972	557,990	572,290
Net property, plant and equipment	755,567	728,221	743,247
Regulatory assets	22,148	22,263	22,011
Goodwill and other assets	11,734	14,245	13,609
	$ 925,381	$ 895,685	$1,011,796

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Notes payable to Questar	$ 50,400	$ 68,500	$ 95,200
Accounts payable and accrued expenses	66,321	37,257	98,836
Accounts payable to affiliates	26,676	24,094	31,981
Customer-credit balances	36,061	20,568	24,771
Rate-refund obligation	985	29,029	20,633
Deferred income taxes - current	6,954	13,735	13,624
Total current liabilities	187,397	193,183	285,045
Long-term debt	273,000	273,000	273,000
Deferred income taxes	122,901	107,855	117,761
Other long-term liabilities	37,871	19,225	21,019

Common shareholder's equity
Common stock	22,974	22,974	22,974
Additional paid-in capital	115,255	121,875	121,875
Retained earnings	165,983	157,573	170,122
Total common shareholder's equity	304,212	302,422	314,971

	$ 925,381	$ 895,685	$1,011,796

See notes accompanying the financial statements

QUESTAR GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended
	September 30,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$15,361	$12,537
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	36,622	33,555
Deferred income taxes	1,429	22,486
Net loss from asset sales	29	220
	53,441	68,798
Change in operating assets and liabilities	59,154	4,931
NET CASH PROVIDED FROM
OPERATING ACTIVITIES	112,595	73,729

INVESTING ACTIVITIES
Capital expenditures	(49,991)	(58,625)
Proceeds from disposition of assets	455	640
NET CASH USED IN INVESTING ACTIVITIES	(49,536)	(57,985)

FINANCING ACTIVITIES
Change in notes payable to Questar	(44,800)	16,600
Long-term debt repaid		(17,000)
Dividends paid	(19,500)	(19,125)
NET CASH USED IN FINANCING ACTIVITIES	(64,300)	(19,525)

Change in cash and cash equivalents	(1,241)	(3,781)
Beginning cash and cash equivalents	2,131	3,894
Ending cash and cash equivalents	$ 890	$ 113

See notes accompanying the financial statements

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation of Interim Financial Statements

The accompanying interim financial statements of Questar Gas have not been audited by an independent registered public accounting firm with the exception of the condensed balance sheet at December 31, 2004, which was derived from audited financial statements at that date. The unaudited financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the SEC’s instructions for Form 10-Q. The interim financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. Certain reclassifications were made to the 2004 financial statements to conform with the 2005 presentation.

The results of operations for the three-, nine- and twelve-month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, due to a variety of factors listed in the Forward-Looking Statements and Risk Factors section of this report.  Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. For further information please refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 – Rate Refund Obligation

On August 1, 2003, the Utah Supreme Court issued an order reversing an August 2000 decision made by the PSCU concerning certain natural gas-processing costs incurred by Questar Gas to manage the heat content of its gas supply. As a result of the court’s order, Questar Gas recorded a $29 million liability for a potential refund to gas-distribution customers. This liability included revenue received for processing costs and interest from June 1999 through September 2004. On August 30, 2004, the PSCU ruled that Questar Gas failed in 1999 to prove that its decision to contract for gas processing with an affiliate was prudent. Questar Gas reduced its rates on September 1, 2004, to eliminate the collection of gas-processing costs and on October 1, 2004, began refunding previously collected costs, plus interest, over a 12-month period.

In response to a Questar Gas petition, the PSCU clarified that its order did not preclude recovery of ongoing and certain past-processing costs. Questar Gas has requested ongoing rate coverage for gas-processing costs in its pass-through filings, but is not currently collecting these costs in rates. On January 31, 2005, Questar Gas filed a rate request with the PSCU to recover $5.7 million per year of gas-processing costs through its gas-balance account. The $5.7 million is Utah’s share of the estimated $6 million annual cost of operating the gas-processing plant. The Wyoming share has been recovered in rates.

In October 2005 Questar Gas, the Utah Division of Public Utilities and the Committee of Consumer Services, a Utah state agency, submitted a stipulation to the PSCU to resolve issues related to cost recovery of carbon dioxide processing activities. The PSCU held a hearing on October 20 to consider the stipulation and will issue an order at a later date. The stipulation provides for the recovery of $3.6 million of costs that were expensed during the period February 1, 2005 through September 30, 2005, as well as going forward costs that have been about $5.7 million on an annual basis.

Note 3 – Questar Regulated Services Merger

Questar Gas and its parent company, Questar Regulated Services Company (Regulated Services) merged effective March 31, 2005, with Questar Gas the surviving company.  Regulated Services was a holding company that provided management, engineering and accounting services for its wholly owned subsidiaries, Questar Gas and its affiliated company, Questar Pipeline Company. Regulated Services was a wholly owned subsidiary of Questar. Questar Gas and Questar Pipeline Company became wholly owned subsidiaries of Questar as a result of the merger.

Note 4 – Recent Accounting Developments

In July 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft of a Proposed Interpretation “Accounting for Uncertain Tax Positions,” an Interpretation of FASB Statement 109. The exposure draft seeks to reduce perceived diversity in practice associated with recognition and measurement in the accounting for income taxes. The exposure draft would apply to all tax positions accounted for in accordance with SFAS 109 “Accounting for Income Taxes.” The exposure draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This interpretation is effective for Questar Gas beginning January 1, 2006 under the timeframe in the proposed statement. The Company has not evaluated the potential effect of this proposed change in accounting principle.

Questar has granted and may continue to grant stock-based compensation to certain Questar Gas employees. In December 2004 the FASB issued Statement 123 (revised 2004), (SFAS 123R), “Share Based Payment,” which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. After a phase-in period for SFAS 123R, pro forma disclosure will no longer be allowed. The Company’s effective date for implementation of SFAS 123R is January 1, 2006. Alternative phase-in methods are allowed under SFAS 123R. The Company currently anticipates using the modified prospective phase-in method that requires recognition of compensation costs for all share based payments granted, modified or settled after the date of implementation as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. The Company believes that none of the alternative phase-in methods would have a material effect on operating results or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

SUMMARY

Questar Gas’s seasonal loss in the third quarter of 2005 was about the same as the year-earlier quarter. Total margin from gas sales increased due to a 3.1% growth in the number of customers but decreased due to a 4% decrease in temperature-adjusted gas usage per customer. Questar Gas increased net income by 23% in the first nine months of 2005. Total margin from gas sales rose due to the increase in the number of customers and a 2% increase in temperature-adjusted usage per customer. Net income for the 12 months ended September 30, 2005 was 8% higher than the year-earlier period as increased margin from customer growth offset higher operating expenses.

RESULTS OF OPERATIONS

Following is a summary of Questar Gas’s financial and operating results for the third quarter, first nine months and trailing 12 months of 2005 compared with the same periods of 2004:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004
			(in thousands)
OPERATING INCOME
Revenues
Residential and commercial sales	$ 87,849	$ 64,342	$541,632	$432,201	$790,089	$636,643
Industrial sales	9,873	10,040	28,974	37,436	40,632	50,485
Transportation for industrial customers	1,321	1,348	4,226	4,801	5,780	6,414
Other	12,301	6,332	33,876	18,892	43,070	22,720
Total revenues	111,344	82,062	608,708	493,330	879,571	716,262
Cost of natural gas sold	81,042	54,394	444,998	336,821	644,305	488,390
Margin	30,302	27,668	163,710	156,509	235,266	227,872
Operating expenses
Operating and maintenance	27,478	25,569	84,395	79,034	110,147	102,419
Other taxes	3,468	2,893	9,932	9,137	10,562	10,542
Depreciation and amortization	11,875	10,562	34,073	31,228	44,801	41,743
Rate-refund obligation		1,095		4,090		5,567
Total operating expenses	42,821	40,119	128,400	123,489	165,510	160,271
Operating income (loss)	($12,519)	($12,451)	$ 35,310	$ 33,020	$ 69,756	$ 67,601

OPERATING STATISTICS
Natural gas volumes (in Mdth)
Residential and commercial sales	9,081	8,307	65,843	61,624	97,194	90,831
Industrial sales	1,348	1,883	4,445	6,908	6,360	9,383
Transportation for industrial customers	7,218	7,661	22,941	25,807	31,412	35,302
Total deliveries	17,647	17,851	93,229	94,339	134,966	135,516

Natural gas revenue (per dth)
Residential and commercial sales	$ 9.67	$ 7.74	$ 8.23	$ 7.01	$ 8.13	$ 7.01
Industrial sales	7.32	5.33	6.52	5.42	6.39	5.38
Transportation for industrial customers	$ 0.18	$ 0.18	$ 0.18	$ 0.19	$ 0.18	$ 0.18
Heating degree days
colder (warmer) than normal	17%	29%	(2%)	6%	(2%)	2%
Average temperature adjusted usage
per customer (dth)	9.1	9.5	77.2	76.0	116.1	116.5
Customers at September 30,	803,196	778,992

Margin Analysis

Questar Gas’s margin (revenues less gas costs) increased $2.6 million in the third quarter of 2005, increased $7.2 million in the first nine months of 2005 and increased $7.4 million in the 12 months ended September 30, 2005 compared to the same periods of 2004. Following is a summary of major changes in Questar Gas’s margin:

	3 Months Ended September 30, 2005 Compared with 2004	9 Months Ended September 30, 2005 Compared with 2004	12 Months Ended September 30, 2005 Compared with 2004
		(in thousands)

New customers	$ 418	$3,550	$5,330
Increased (decreased) usage per customer	(610)	1,831	(763)
2004 carbon dioxide processing revenues collected from customers	(1,095)	(4,090)	(5,567)
Interest on past-due receivables	331	1,218	1,426
Annual true-up of unbilled revenues	2,497	2,497	2,497
Other – includes customers shifting between rate schedules	1,093	2,195	4,471
Increase	$2,634	$7,201	$7,394

Residential and commercial sales volumes increased 9% in the third quarter of 2005 over the third quarter of 2004 as a result of increased customers and customers changing from the industrial rate schedules. These increases were partially offset by warmer weather and decreased usage per customer. Residential and commercial sales volumes increased 7% in the first nine months of 2005 compared with the first nine months of 2004 as increased customers and increased usage per customer offset the impact of warmer weather. Residential and commercial sales volumes increased 7% in the 12 months ended September 30, 2005 due to customer growth and a shift of customers between rate schedules. At September 30, 2005, Questar Gas was serving 803,196 customers, a 3.1% increase over the prior year. Housing construction in Utah remained strong, driven by population growth and continuing low mortgage-interest rates. Usage per customer, adjusted for normal temperatures, was down 4% in the third quarter of 2005, up 2% in the first nine months of 2005 and flat in the 12 months ended September 30, 2005 compared with 2004 periods. Over the long-term, usage per customer has been decreasing due to more efficient appliances and homes and customer response to higher prices.

Weather, as measured in degree days, was 17% colder than normal in the third quarter of 2005 compared with 29% colder than normal in the third quarter of 2004. For the first nine months of 2005, weather was 2% warmer than normal compared with 6% colder than normal in the year-earlier period. Weather in the 12 months ended September 30, 2005 was 2% warmer than normal compared with 2% colder than normal in the year-earlier period.  A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Industrial deliveries declined 10% in the third quarter of 2005, 16% in the first nine months of 2005 and 16% in the 12 months ended September 30, 2005 compared with 2004 periods primarily driven by lower power-generation requirements in the current period and customers changing to the residential and commercial rate schedules.

Expenses

Cost of natural gas sold increased 49% in the third quarter of 2005, 32% in the first nine months of 2005 and 32% in the 12 months ended September 30, 2005 compared with 2004 periods due to increased gas purchase costs and increased volumes. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of September 30, 2005, Questar Gas had an $18.3 million balance in the purchased-gas adjustment account representing gas costs incurred but not yet recovered from customers. On October 25, 2005, Questar Gas filed a request for a 20% increase in Utah rates to cover higher costs of purchased natural gas. Combined with a 14% increase in June and other changes, customer rates will be 42% higher than the prior year.

Operating and maintenance expenses increased 7% in the third quarter of 2005, 7% in the first nine months of 2005 and 8% in the 12 months ended September 30, 2005 compared with 2004 periods. The increases are due to higher labor and labor overhead costs and bad debt costs.

Depreciation expense increased 12% in the third quarter of 2005, 9% in the first nine months of 2005 and 7% in the 12 months ended September 30, 2005 compared with 2004 periods, due to plant additions, including a customer information system that was placed in service in July 2004 and transfers of information technology assets from affiliates.

Rate-refund Obligation

See Note 2 in the Notes Accompanying the Financial Statements of this report for a discussion of the regulatory proceedings involving Questar Gas’s processing costs.

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

November 10, 2005

/s/Alan K. Allred

              Date

Alan K. Allred

President and Chief Executive Officer

November 10, 2005

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

Exhibit 31.1.

CERTIFICATION

I, A. K. Allred, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending September 30, 2005;

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

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

November 10, 2005

/s/A. K. Allred

        Date

A. K. Allred,

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending September 30, 2005;

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

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

November 10, 2005

/s/S. E. Parks

       Date

S. E. Parks

Vice President

and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Gas Company (the Company) on Form 10-Q for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), Alan K. Allred, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR GAS COMPANY

November 10, 2005

/s/Alan K. Allred

          Date

Alan K. Allred

President and Chief Executive Officer

November 10, 2005

/s/S. E. Parks

          Date

S. E. Parks

Vice President and Chief Financial Officer