Form 10-K/A
period 2004-12-31
QUESTAR GAS CO
filed 2005-12-22
CIK 68589

#

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes            No   X

Aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 30, 2004): $0.

On February 28, 2005, 9,189,626 shares of the registrant's Common Stock, $2.50 par value. (All shares are owned by Questar Corporation.)

Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K/A Report with the reduced disclosure format.

#

EXPLANATORY NOTE

Questar Gas Company (Questar Gas or the Company) inadvertently omitted a Section 906 Certificate (Exhibit 32) and some required language in Part II Item 9A when it filed a Form 10-K for the year ended December 31, 2004, with the Securities and Exchange Commission on March 30, 2005. This amendment includes Items 9A and 15 as well as Exhibits 31.1, 31.2 and 32.  The Company is not making any changes to its financial statements.  This amendment is accurate as of the date of the Company’s originally filed Form 10-K and has not been updated to reflect any events that occurred subsequent to March 30, 2005.  The Company is including currently dated certifications as listed in revised Item 15.

TABLE OF CONTENTS

Heading

Page No.

PART II

Item 9A.

CONTROLS AND PROCEDURES

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

PART II

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by the report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

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

10.2.*

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

24.*

Power of Attorney signed by the directors of Questar Gas Company on February 8, 2005. (Exhibit No. 24 to Form 10-K Annual Report for 2004.)

31.1.

Certification signed by A. K. Allred, the Company's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, the Company's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of December, 2005.

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

December 22, 2005

/s/ A. K. Allred

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

10.2.*

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

24.*

Power of Attorney by the directors of Questar Gas Company on February 8, 2005. (Exhibit No. 24 to Form 10-K Annual Report for 2004.)

31.1.

Certification signed by A. K. Allred, the Company's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, the Company's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Exhibit No. 31.1.

CERTIFICATION

I, A. K. Allred, certify that:

1.

I have reviewed this annual report on Form 10-K for 2004 as amended of Questar Gas Company;

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

December 22, 2005

By  /s/A. K. Allred

      A. K. Allred

      President and Chief Executive Officer

Exhibit No. 31.2.

CERTIFICATION

I. S. E. Parks, certify that:

1.

I have reviewed this annual report on Form 10-K for 2004 as amended of Questar Gas Company;

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

December 22, 2005

By  /s/S. E. Parks

     S. E. Parks

     Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Questar Gas Company (the Company) on Form 10-K as amended for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), Alan K. Allred, Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR GAS COMPANY

December 22, 2005

/s/A. K. Allred__   ___________________

A. K. Allred

President and Chief Executive Officer

December 22, 2005

/s/S. E. Parks________________________

S. E. Parks

Vice President and Chief Financial Officer