Form 10-K
period 2005-12-31
QUESTAR GAS CO
filed 2006-03-21
CIK 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2005

QUESTAR GAS COMPANY

STATE OF UTAH                                        1-935                                87-0155877

(State of other jurisdiction of            (Commission File No.)             (I.R.S. Employer

incorporation or organization)                                                          Identification No.)

180 East 100 South, P.O. Box 45360, Salt Lake City, Utah 84145-0360

Phone:  (801) 324-5555

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [  ]      No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [  ]      No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]                               Accelerated filer [  ]                                  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [X]

Aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter (June 30, 2005):  $0.

On February 28, 2006, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding. (All shares are owned by Questar Corporation.)

Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

TABLE OF CONTENTS

Where You Can Find More Information

Forward-Looking Statements

Glossary of Commonly Used Terms

PART I

Item 1.

BUSINESS

Nature of Business

Environmental Matters

Employees

Item 1A.

RISK FACTORS

Item 1B.

UNRESOLVED STAFF COMMENTS

Item 2.

PROPERTIES

Item 3.

LEGAL PROCEEDINGS

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS (omitted)

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

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

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (omitted)

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (omitted)

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Where You Can Find More Information

Questar Gas Company (Questar Gas or the Company) is a wholly owned subsidiary of Questar Corporation (Questar). Both Questar and Questar Gas file annual, quarterly, and current reports with the Securities and Exchange Commission (SEC). Questar also regularly files proxy statements and other documents with the SEC. The public may read and copy these reports and other materials filed with the SEC at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549-0213. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC also maintains a website that contains information filed electronically that can be accessed over the Internet at www.sec.gov.

Interested parties can also access financial and other information via Questar’s website at www.questar.com. Questar and Questar Gas make available, free of charge, through the website copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. Questar’s website also contains Statements of Responsibility for Board Committees, Corporate Governance Guidelines and its Business Ethics and Compliance Policy.

Finally, you may request a copy of filings, other than an exhibit to a filing unless that exhibit is specifically incorporated by reference into that filing, at no cost by writing or calling Questar Gas, 180 East 100 South Street, P.O. Box 45360, Salt Lake City, Utah 84145-0360 (telephone number (801) 324-5555).

Forward-Looking Statements

This Annual Report may contain or incorporate by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, exploration efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A of this Annual Report;

•

general economic conditions, including the performance of financial markets and interest rates;

•

changes in industry trends;

•

changes in laws or regulations; and

•

other factors, most of which are beyond control.

Questar Gas undertakes no obligation to publicly correct or update the forward-looking statements in this Annual Report, in other documents, or on the website to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

Glossary of Commonly Used Terms

B

Billion.

bbl

Barrel, which is equal to 42 U.S. gallons and is a common measure of volume of crude oil and other liquid hydrocarbons.

Btu

One British thermal unit – a measure of the amount of energy required to raise the temperature of a one-pound mass of water one degree Fahrenheit at sea level.

cf

Cubic foot is a common unit of gas measurement. One standard cubic foot equals the volume of gas in one cubic foot measured at standard conditions – a temperature of 60 degrees Fahrenheit and a pressure of 30 inches of mercury (approximately 14.7 pounds per square inch).

dth

Decatherms or ten therms. One dth equals one million Btu or approximately one Mcf.

gas

All references to “gas” in this report refer to natural gas.

heating degree days

A measure of the number of degrees the average daily outside temperature is below 65 degrees Fahrenheit.

M

Thousand.

MM

Million.

natural gas equivalents

Oil and NGL volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil, condensate or NGL to 6,000 cubic feet of natural gas.

natural gas liquids (NGL)

Liquid hydrocarbons that are extracted and separated from the natural gas stream. NGL products include ethane, propane, butane, natural gasoline and heavier hydrocarbons.

proved reserves

Those quantities of natural gas, crude oil, condensate and NGL on a net revenue interest basis, which geological and engineering data demonstrate with reasonable certainty to be recoverable under existing economic and operating conditions. See 17 C.F.R. Section 4-10(a)(2) for a complete definition.

proved developed reserves

Reserves that include proved developed producing reserves and proved developed nonproducing reserves. See 17 C.F.R. Section 4-10(a)(3).

proved developed producing reserves

Reserves expected to be recovered from existing completion intervals in existing wells.

proved undeveloped reserves

Reserves expected to be recovered from new wells on proved undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. See 17 C.F.R. Section 4-10(a)(4).

reservoir

A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

FORM 10-K

ANNUAL REPORT, 2005

PART I

ITEM 1.  BUSINESS.

Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. As of December 31, 2005, Questar Gas was serving 824,447 sales and transportation customers. Questar Gas is the only non-municipal gas-distribution utility in Utah, where over 96% of its customers are located. The Public Service Commission of Utah (PSCU), the Public Service Commission of Wyoming (PSCW) and the Public Utility Commission of Idaho have granted Questar Gas the necessary regulatory approvals to serve these areas. Questar Gas also has long-term franchises granted by communities and counties within its service area.

Questar Gas growth is tied to the economic growth of Utah and southwestern Wyoming. It has over 90% of the load for residential space heating and water heating in its service territory. During 2005, Questar Gas added a record 30,330 customers, a 3.8% increase.

Questar Gas faces the same risks as other local distribution companies. These risks include revenue variations based on seasonal changes in demand, sufficient gas supplies, declining residential usage per customer, adequate distribution facilities and adverse regulatory decisions. Questar Gas sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 dth per year) consumes over 77% of total gas requirements in the coldest six months of the year. Questar Gas, however, has a weather-normalization mechanism for its general-service customers. This mechanism adjusts the non-gas portion of a customer’s monthly bill as the actual heating-degree days in the billing cycle are warmer or colder than normal. This mechanism reduces dramatic fluctuations in any given customer’s monthly bill from year to year and reduces fluctuations in Questar Gas gross margin.

Questar Gas minimizes gas supply risks by owning natural gas reserves. During 2005, Questar Gas satisfied 41% of its system requirements with the cost-of-service gas and associated royalty-interest volumes. Wexpro Company (Wexpro), an affiliate, produces the gas from these properties, which is then gathered by Questar Gas Management (Gas Management), and transported by Questar Pipeline Company (Questar Pipeline). Questar Gas had estimated proved cost-of-service natural gas reserves of 497.3 Bcf as of year-end 2005 compared to 531.1 Bcf a year earlier. Questar Gas also has a balanced and diversified portfolio of gas-supply contracts for volumes produced in Wyoming, Colorado, and Utah. Questar Gas has regulatory approval to include costs associated with hedging activities in its balancing account for pass-through treatment.

Questar Gas has designed its distribution system and annual gas-supply plan to handle design-day demand requirements. It periodically updates its design-day demand, the volume of gas that firm customers could use during extremely cold weather. For the 2005-06 heating season, Questar Gas used a design-day demand of 1,106 Mdth for firm customers.

Questar Gas has long-term contracts with Questar Pipeline for transportation and storage capacity at Clay Basin and three peak-day storage facilities. Questar Gas also has contracts to take deliveries at several locations from the Kern River Pipeline.

Regulation

As a public utility, Questar Gas is subject to the jurisdiction of the PSCU and PSCW. Natural gas sales and transportation services are made under rate schedules approved by the two regulatory commissions. Questar Gas is authorized to earn a return on equity of 11.2% in Utah and 11.83% in Wyoming. Both the PSCU and PSCW permit Questar Gas to recover gas costs through a balancing-account procedure and to reflect natural gas-price changes on a periodic, generally semi-annual basis. Questar Gas has also received permission from the PSCU and PCSW to reflect in its gas costs specified costs associated with hedging contracts.

See Note 2 of the consolidated financial statements included in Item 8 of Part II in this Annual Report for a discussion of gas-processing cost coverage.

Questar Gas has significant relationships with affiliates that have allowed it to lower its costs and improve efficiency. These affiliate relationships, however, are subject to oversight by regulatory commissions for evidence of subsidization and above-market payments.

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

Competition

Questar Gas is a public utility and currently has no direct competition from other distributors of natural gas for residential and commercial customers. It has historically enjoyed a favorable price comparison with other energy sources used by residential and commercial customers except coal and occasionally fuel oil. It provides transportation service to industrial customers that can buy volumes of gas directly from others. Questar Gas earns lower margins on this transportation service than firm-sales service and could lose customers to Kern River.

Environmental Matters

See Legal Proceedings in Item 3 of Part I of this Annual Report for discussion of the Company’s environmental matters.

Employees

At January 1, 2006, the Company had 1,170 employees. All employees are located in the United States. None of the employees are represented under a collective bargaining agreement.

ITEM 1A. RISK FACTORS.

Investors should read carefully the following factors as well as the cautionary statements referred to in “Forward-Looking Statements” herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report actually occur, the Company’s business, financial condition or results of operation could be materially adversely affected.

Gas and oil reserve estimates are imprecise and subject to revision.  Questar Gas proved natural gas and oil reserve estimates are prepared annually by Wexpro’s reservoir engineers. Gas and oil reserve estimates are subject to numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and timing of development expenditures. The accuracy of these estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are imprecise and will change as additional information becomes available. Estimates of economically recoverable reserves and future net cash flows prepared by different engineers, or by the same engineers at different times may vary significantly. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. In addition, the estimation process also involves economic assumptions relating to commodity prices, production costs, severance and other taxes, capital expenditures and remedial costs. Actual results most likely will vary from the estimates.

Questar Gas is subject to complex regulations on many levels.  The Company is subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and tend to become more onerous over time. In addition to the costs of compliance, substantial costs may be incurred to take corrective actions at both owned and previously owned facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, the Company may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but that now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions.

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

Questar Gas operations involve numerous risks that might result in accidents and other operating risks and costs. There are inherent in Questar Gas operations a variety of hazards and operating risks, such as fires, earthquakes, leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of these risks and losses. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. Certain segments of the Company’s pipelines run through such areas. In spite of the Company’s precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on the financial position and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to the Company’s customers. Such circumstances could adversely impact the Company’s ability to meet contractual obligations and retain customers.

State agencies regulate the distribution of natural gas. Questar Gas natural gas-distribution business is regulated by the PSCU and the PSCW. These commissions set rates for distribution services and establish policies and procedures for services, accounting, purchase, sale and other activities. PSCU and PSCW policies may adversely affect Questar Gas profitability.

Questar is dependent on bank credit facilities and continued access to capital markets to successfully execute its operating strategies. The Company relies on bank borrowing and access to public capital markets to finance a material portion of its operating strategies. Also, Questar relies on access to short-term commercial paper markets. The Company is dependent on these capital sources to provide capital to add customers and make system improvements. The availability and cost of these credit sources is cyclical, and these capital sources may not remain available or the Company may not be able to obtain money at a reasonable cost in the future. The Company’s bank loan carries a floating interest rate. From time to time the Company may use interest rate derivatives to fix the rate on a portion of its variable rate debt. The interest rates on bank loans are tied to debt credit ratings of Questar and its subsidiaries published by Standard & Poor’s and Moody’s. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of money from banks and other sources. Management believes it is important to maintain investment grade credit ratings to conduct the Company’s businesses, but may not be able to keep investment grade ratings.

General economic and other conditions impact Questar Gas results.  Questar Gas results may also be negatively affected by: changes in general economic conditions; changes in regulation; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; changes in customers’ credit ratings; competition from other forms of energy, effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in business or financial condition; changes in credit ratings; and availability of financing for Questar Gas.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Questar Gas distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, including the metropolitan Salt Lake area, Provo, Park City, Ogden, and Logan. It also serves customers throughout the state, including the cities of Price, Roosevelt, Vernal, Moab, Monticello, Fillmore, Cedar City and St. George. Questar Gas supplies natural gas to the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer and Diamondville and the southeastern Idaho community of Preston. To supply these communities Questar Gas owns and operates distribution systems and has a total of 24,709 miles of street mains, service lines and interconnecting pipelines. Questar Gas has a major operations center in Salt Lake City, Utah, and has operations centers, field offices and service-center facilities through other parts of its service area.

ITEM 3.  LEGAL PROCEEDINGS.

Questar Gas is involved in a variety of pending legal disputes involving commercial litigation arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. While the ultimate outcome and impact on Questar Gas cannot be predicted with certainty, management believes that the outcome of these cases will not have a material adverse effect on financial position, operating results or liquidity. Questar Gas regulatory proceedings involving coverage for certain processing costs are described in Item 8 of Part II of this Annual Report.

Grynberg.  Questar affiliates, including Questar Gas, are involved in various pending lawsuits filed by Jack Grynberg, an independent producer. The only active case, United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.) involves qui tam claims filed by Grynberg under the federal False Claims Act and is substantially similar to the other cases filed against pipelines and their affiliates that have been consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government

The defendants filed a motion contending that the court has no jurisdiction over the case because Grynberg cannot satisfy the statutory requirements for jurisdiction. The defendants argued Grynberg’s allegations were publicly disclosed prior to the filing of his complaint and Grynberg is not the “original source” of the information on which the allegations are based. The Special Master appointed in the case issued a Report and Recommendation to the district court recommending dismissal of the Questar defendants, except for one small entity acquired by Questar Gas after these cases were filed. The district court heard arguments on whether to adopt the Special Master’s Report on December 9, 2005. The district court has not issued a decision. Management is unable to determine a reasonable range of loss, if any, related to this matter.

Environmental Matters

Questar Gas is listed as a responsible party at sites involving hazardous wastes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company, as a wholly owned subsidiary of a reporting company under the Act, is entitled to omit the information in this Item.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS.

All of the Company’s outstanding shares of common stock, $2.50 par value, are owned by Questar. Information concerning the dividends paid on such stock and the ability to pay dividends is reported in the Statements of Common Shareholder’s Equity and the Notes to the Financial Statements included in Item 8 of Part II of this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company, as a wholly owned subsidiary of a reporting company under the Act, is entitled to omit information requested in this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SUMMARY

Questar Gas net income increased 14% to $36.0 million in 2005 versus $31.5 million in 2004, and increased 56% in 2004 from $20.2 million 2003. Higher 2005 revenues resulted from a record addition of 30,330 customers. Questar Gas 2005 net income increased $3.0 million with the PSCU approval of a gas-processing settlement agreement. The 2003 results were negatively impacted by a $15.5 million after-tax charge for refund of disputed gas-processing costs, of which $11.9 million related to periods prior to 2003. The cumulative effect of implementing SFAS 143 reduced Questar Gas 2003 earnings by $334,000.

RESULTS OF OPERATION

Following is a summary of Questar Gas financial and operating results:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
OPERATING INCOME
Revenues
Residential and commercial sales	$867,794	$680,658	$552,773
Industrial sales	40,107	49,094	45,279
Transportation for industrial customers	5,880	6,355	7,108
Other	48,766	28,086	15,835
Total revenues	962,547	764,193	620,995
Cost of natural gas sold	720,173	536,128	394,523
Margin	242,374	228,065	226,472

Operating expenses
Operating, maintenance, general and administrative	113,086	104,786	100,279
Rate-refund obligation		4,090	24,939
Depreciation and amortization	45,828	41,956	40,126
Other taxes	11,013	9,767	9,743
Total operating expenses	169,927	160,599	175,087
Operating income	$ 72,447	$ 67,466	$ 51,385

OPERATING STATISTICS
Natural gas volumes (Mdth)
Residential and commercial sales	96,310	92,975	84,393
Industrial sales	5,681	8,823	9,613
Transportation for industrial customers	31,205	34,278	38,341
Total industrial	36,886	43,101	47,954
Total deliveries	133,196	136,076	132,347

Natural gas revenue (per dth)
Residential and commercial	$9.01	$7.32	$6.55
Industrial sales	7.06	5.56	4.71
Transportation for industrial customers	0.19	0.19	0.19
System natural gas cost (per dth)	$6.46	$5.20	$4.13
Heating degree days – colder (warmer) than normal	(3%)	3%	(7%)
Temperature-adjusted usage per customer (dth)	113.7	114.9	118.9
Customers at December 31,	824,447	794,117	770,494

Margin Analysis

Questar Gas margin (revenues less gas costs) increased $14.3 million in 2005 compared with 2004, and $1.6 million in 2004 compared with 2003. Following is a summary of major changes in Questar Gas margin for 2005 compared to 2004 and 2004 compared to 2003:

	Change in margin
	2004 to 2005	2003 to 2004
	(in thousands)

New customers	$ 6,600	$ 5,100
Change in usage per customer	(1,600)	(6,300)
Interest on past-due receivables	1,200	400
Processing cost recovery	900
Recovery of gas-cost portion of bad debt costs	2,100	1,400
Other, including shifting between rate classes	5,100	1,000
Total	$14,300	$ 1,600

Residential and commercial sales volumes increased 4% in 2005 compared with 2004 as increased customers and increased usage per customer offset the impact of warmer weather. At December 31, 2005, Questar Gas was serving 824,447 customers, a 3.8% increase over the prior year. Housing construction in Utah remained strong, driven by population growth and continuing low mortgage-interest rates. Usage per customer, adjusted for normal temperatures, was down 1% in 2005 compared with 2004 and down 3% in 2004 compared with 2003. Over the long term, usage per customer has been decreasing due to more efficient appliances and homes and customer response to higher prices.

Weather, as measured in degree days, was 3% warmer than normal in 2005 compared to 3% colder than normal in 2004 and 7% warmer than normal in 2003. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Industrial deliveries declined 14% in 2005 compared with 2004 and 10% in 2004 compared with 2003 primarily driven by lower power-generation requirements in the current period and customers changing to the residential and commercial rate schedules.

Expenses

Cost of natural gas sold increased 34% in 2005 compared with 2004 and 36% in 2004 compared with 2003 due to higher gas purchases prices and increased volumes. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of December 31, 2005, Questar Gas had a $39.9 million balance in the purchased-gas adjustment account representing gas costs incurred but not yet recovered from customers. On November 1, 2005, Questar Gas increased Utah rates by 20% to cover higher costs of purchased natural gas. Combined with a 14% increase in June and other changes, customer rates at December 31, 2005 were 42% higher than the prior year. In February 2006, Questar Gas reduced rates by 8% to reflect forecasts of lower gas purchase prices.

Operating, maintenance, general and administrative expenses increased 8% in 2005 compared with 2004 and 4% in 2004 compared with 2003. The increases are due to higher labor and labor overhead costs and bad debt costs.

Depreciation expense increased 9% in 2005 compared with 2004 and 5% in 2004 compared with 2003 due to plant additions, including a customer information system that was placed in service in July 2004 and transfers of information technology assets from affiliates.

Rate-Refund Obligation

See Note 2 to the financial statements included in Item 8 of Part II of this Annual Report for a discussion of the regulatory proceedings involving Questar Gas processing costs.

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

INVESTING ACTIVITIES

Following is a summary of Questar Gas capital expenditures for 2005 and 2004 and a forecast for 2006:

	Year Ended December 31,
	2006 Forecast	2005	2004
		(in thousands)

Distribution system and customer additions	$82,100	$53,237	$53,092
General	17,000	16,920	24,131
	99,100	70,157	77,223
Capital expenditure accruals		4,012	(183)
Total capital expenditures	$99,100	$74,169	$77,040

During 2005, Questar Gas added 532 miles of main, feeder and service lines to provide service to 30,330 new customers.

CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMITMENTS

Questar Gas enters into a variety of contractual cash obligations and other commitments in the course of ordinary business activities. The following table summarizes the Company’s significant contractual cash obligations as of December 31, 2005:

	Payments Due by Year
	Total	2006	2007-2008	2009-2010	After 2010
	(in millions)

Long-term debt	$ 323.0		$ 53.0	$ 50.0	$220.0
Gas-purchase contracts	407.8	$264.7	116.1	27.0
Transportation and storage contracts	862.3	75.6	148.9	146.0	491.8
Lease obligation	14.9	2.2	4.9	5.2	2.6
Total	$1,608.0	$342.5	$322.9	$228.2	$714.4

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Questar Gas significant accounting policies are described in Note 1 accompanying the financial statements included in Item 8 of Part II of this Annual Report. The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires management to make assumptions and estimates that affect the reported results of operation and financial position. The following accounting policies may involve a higher degree of complexity and judgment on the part of management.

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

Questar Gas tariff provides for monthly adjustments to customer charges to approximate the impact of normal temperatures on nongas revenues. Questar Gas estimates the weather-normalization adjustment for the unbilled revenue each month. The weather-normalization adjustment is evaluated each month and reconciled on an annual basis in the summer to agree with the amount billed to customers.

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

Recent Accounting Developments

Refer to Note 1 accompanying the financial statements in Item 8 of Part II of this Annual Report for a discussion of recent accounting developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar Gas primary market risk exposure is from changes in the demand for natural gas. The temperature-adjusted usage per residential customer has decreased due to more energy efficient appliances and homes, and behavior changes in response to higher natural gas prices. This decline in usage per customer has been somewhat offset by the addition of new customers.

Credit Risk

Questar Gas faces risks of bad debt expense from the large number of retail customers. As a public utility, Questar Gas is required to serve all customers. The Company mitigates this credit risk by requiring security deposits as permitted in its tariff, discontinuing service for nonpayment and engaging in collection efforts.

Interest-Rate Risk

Questar Gas held $273.0 million of fixed-rate long-term debt with a fair value of $286.6 million and $295.6 million at December 31, 2005 and 2004, respectively. The fair value of fixed-rate debt fluctuates as interest rates change. In addition, the Company held $50.0 million of variable-rate long-term at December 31, 2005. The Company also borrows funds on a short-term basis with variable interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements:

Report of Independent Registered Public Accounting Firm

Statements of Income, three years ended December 31, 2005

Balance Sheets at December 31, 2005 and 2004

Statements of Common Shareholder’s Equity, three years ended

December 31, 2005

Statements of Cash Flows, three years ended December 31, 2005

Notes Accompanying the Financial Statements

Financial Statement Schedules:

For the three years ended December 31, 2005

            Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 2005 and 2004, and the related statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the financial statements, Questar Gas Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 27, 2006

QUESTAR GAS COMPANY
STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
		(in thousands)
REVENUES
From unaffiliated customers	$956,403	$759,486	$618,791
From affiliated companies	6,144	4,707	2,204
TOTAL REVENUES	962,547	764,193	620,995

OPERATING EXPENSES
Cost of natural gas sold
From unaffiliated parties	484,182	324,393	201,371
From affiliated companies	235,991	211,735	193,152
Total cost of natural gas sold	720,173	536,128	394,523
Operating and maintenance	73,834	69,223	74,224
General and administrative	39,252	35,563	26,055
Depreciation and amortization	45,828	41,956	40,126
Rate-refund obligation		4,090	24,939
Other taxes	11,013	9,767	9,743

TOTAL OPERATING EXPENSES	890,100	696,727	569,610

OPERATING INCOME	72,447	67,466	51,385

Interest and other income	4,962	3,508	3,228
Interest expense	(20,158)	(19,733)	(20,984)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	57,251	51,241	33,629

Income taxes	21,276	19,780	13,113

INCOME BEFORE CUMULATIVE
EFFECT	35,975	31,461	20,516

Cumulative effect of accounting change
for asset retirement obligations, net of
income taxes of $204			(334)

NET INCOME	$ 35,975	$ 31,461	$ 20,182

See notes accompanying the financial statements

QUESTAR GAS COMPANY
BALANCE SHEETS

ASSETS
	December 31,
	2005	2004
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$ 3,206	$ 2,131
Accounts receivable, net	101,188	76,352
Unbilled gas accounts receivable	86,161	59,160
Accounts receivable from affiliates	2,102	544
Federal income taxes recoverable	5,508	6,701
Inventories, at lower of average cost or market
Gas stored underground	57,526	44,340
Materials and supplies	6,649	5,660
Prepaid expenses and other	2,857	2,188
Purchased-gas adjustments	39,852	35,853
TOTAL CURRENT ASSETS	305,049	232,929

PROPERTY, PLANT AND EQUIPMENT
Distribution	1,104,430	1,047,365
Production	90,038	91,032
General	169,814	162,246
Construction work in progress	19,080	14,894
	1,383,362	1,315,537
Less accumulated depreciation and amortization	615,934	572,290
NET PROPERTY, PLANT AND EQUIPMENT	767,428	743,247

OTHER ASSETS
Regulatory assets	22,052	21,843
Goodwill	5,652	5,652
Other noncurrent assets	6,438	7,957
TOTAL OTHER ASSETS	34,142	35,452

	$1,106,619	$1,011,628

LIABILITIES AND SHAREHOLDER’S EQUITY
	December 31,
	2005	2004
	(in thousands)
CURRENT LIABILITIES
Notes payable to Questar	$ 77,400	$ 95,200
Accounts payable and accrued expenses
Accounts and other payables	148,596	94,610
Accounts payable to affiliates	27,409	31,981
Customer-credit balances	30,829	24,771
Rate-refund obligation		20,633
Interest	4,308	4,226
Total accounts payable and accrued expenses	211,142	176,221
Deferred income taxes - current	14,124	13,018
TOTAL CURRENT LIABILITIES	302,666	284,439

LONG-TERM DEBT	323,000	273,000
DEFERRED INCOME TAXES	118,024	118,367
CUSTOMER CONTRIBUTIONS IN-AID
OF CONSTRUCTION	22,249	11,634
ASSET RETIREMENT OBLIGATION	5,590	5,745
OTHER LONG-TERM LIABILITIES	16,764	3,472

COMMITMENTS AND CONTINGENCIES - Note 9

COMMON SHAREHOLDER’S EQUITY
Common stock - par value $2.50 per share;
authorized 50,000,000 shares; 9,189,626 issued
and outstanding	22,974	22,974
Additional paid-in capital	115,255	121,875
Retained earnings	180,097	170,122
TOTAL COMMON SHAREHOLDER’S EQUITY	318,326	314,971

	$1,106,619	$1,011,628

See notes accompanying the financial statements

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings
	(in thousands)

Balances at January 1, 2003	$22,974	$121,875	$168,979
2003 net income			20,182
Dividends paid			(25,000)
Balances at December 31, 2003	22,974	121,875	164,161
2004 net income			31,461
Dividends paid			(25,500)
Balances at December 31, 2004	22,974	121,875	170,122
2005 net income			35,975
Dividends paid			(26,000)
Reverse merger with Questar Regulated Services		(6,620)
Balances at December 31, 2005	$22,974	$115,255	$180,097

See notes accompanying the financial statements

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2005	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 35,975	$ 31,461	$ 20,182
Adjustments to reconcile net income to net
cash provided from operating activities
Depreciation and amortization	49,141	44,728	43,215
Deferred income taxes	3,722	32,281	9,636
Net (gain) loss from asset sales	(7)	248	14
Cumulative effect of accounting change			334
	88,831	108,718	73,381
Changes in operating assets and liabilities
Accounts receivable	(53,146)	(5,826)	(22,359)
Inventories	(14,177)	(22,013)	(1,172)
Prepaid expenses and other	65	(408)	(306)
Accounts payable and accrued expenses	58,453	40,166	13,832
Rate-refund obligation	(20,633)	(4,306)	24,939
Federal income taxes	1,193	(9,072)	1,117
Purchased-gas adjustments	(3,999)	(35,301)	(13,834)
Other assets	1,573	460	(3,363)
Other liabilities	10,265	5,219	3,917
NET CASH PROVIDED FROM OPERATING ACTIVITIES	68,425	77,637	76,152

INVESTING ACTIVITIES
Capital expenditures	(74,169)	(77,040)	(71,383)
Proceeds from (costs of) asset dispositions	619	(3,160)	632
NET CASH USED IN INVESTING ACTIVITIES	(73,550)	(80,200)	(70,751)

FINANCING ACTIVITIES
Change in notes payable to Questar	(17,800)	43,300	15,500
Long-term debt issued	50,000		110,000
Long-term debt repaid		(17,000)	(105,000)
Dividends paid	(26,000)	(25,500)	(25,000)
NET CASH PROVIDED FROM (USED IN)
FINANCING ACTIVITIES	6,200	800	(4,500)
Change in cash and cash equivalents	1,075	(1,763)	901
Beginning cash and cash equivalents	2,131	3,894	2,993
Ending cash and cash equivalents	$ 3,206	$ 2,131	$ 3,894

See notes accompanying the financial statements

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Business

Questar Gas is a wholly owned subsidiary of Questar. The Company provides retail natural gas distribution in Utah, southwestern Wyoming and a small portion of southeastern Idaho.

Use of Estimates

The financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for annual reports on Form 10-K and Regulations S-X and

S-K. The preparation of financial statements and notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Revenue Recognition

Questar Gas records revenues for gas delivered to residential and commercial customers but not billed as of the end of the accounting period. Unbilled gas deliveries are estimated for the period from the date meters are read to the end of the month. Approximately one-half month of revenue is estimated in any period. Gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses. Questar Gas tariff allows for monthly adjustments to customer charges to approximate the effect of abnormal weather on nongas revenues. The weather-normalization adjustment significantly reduces the impact of weather on gas distribution earnings.

Regulation

Questar Gas is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). The Idaho Public Utilities Commission has contracted with the PSCU for rate oversight of Questar Gas operations in a small area of southeastern Idaho. These regulatory agencies establish rates for the sale and transportation of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

The financial statements of Questar Gas are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of other businesses because of cost allocation methods used in establishing rates.

Purchased-Gas Adjustments

Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas may hedge a portion of its natural gas supply to mitigate price fluctuations for gas distribution customers. The benefits and the costs of hedging are included in the purchased-gas-adjustment account. The regulatory commissions allow Questar Gas to record periodic mark to market adjustments for commodity price hedging contracts in the purchased-gas-adjustment account. Questar Gas was not a party to hedging transactions as of December 31, 2005 or 2004.

Other Regulatory Assets and Liabilities

In addition to purchased-gas adjustments, rate regulated businesses are permitted to defer recognition of certain costs, which is different from the accounting treatment required of nonrate regulated businesses. See Note 5 to the financial statements for a description and comparison of regulatory assets and liabilities as of December 31, 2005 and 2004.

Cash and Cash Equivalents

Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial bank accounts that result in available funds the next business day.

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost. Maintenance and repair costs are expensed as incurred. Abandonment costs on a majority of long-lived distribution assets have not been capitalized due to a lack of a legal obligation to abandon the assets.

Depreciation and amortization are based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. Major categories of fixed assets are grouped together for depreciation purposes. Salvage value is not considered when determining depreciation rates under the group method. Gains and losses on asset disposals are recorded as adjustments to accumulated depreciation. Distribution assets are depreciated using the straight line method ranging from 3% to 33% per year. Investment in gas wells is depreciated using the unit of production method. Average depreciation and amortization rates used in the 12 months ended December 31, were as follows.

	2005	2004	2003

Distribution plant	3.9%	3.7%	3.7%
Gas wells, per Mcf	$0.11	$0.11	$0.13

Impairment of Long-Lived Assets

Properties are evaluated on a specific asset basis or in groups of similar assets, as applicable. Impairment of an evaluated asset is indicated when a triggering event occurs and the sum of the estimated undiscounted future net cash flows is less than its carrying value. If impairment is indicated, fair value is calculated using a discounted cash flow approach. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including revenues, operating costs and other factors.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is tested for impairment at a minimum of once a year or when a triggering event occurs. Annual impairment tests are conducted in the fourth quarter. If a triggering event occurs, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of the impairment is measured using a discounted cash flow model considering future revenues, operating costs, a risk adjusted discount rate and other factors.

Capitalized Interest and Allowance for Funds Used During Construction

The Company capitalizes the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest costs and the equity portion is recorded in other income. Interest expense was reduced by $79,000 in 2005, $134,000 in 2004 and $70,000 in 2003. No amounts of equity AFUDC were recorded in the three years ended December 31, 2005.

Gas Price Hedges

The Company follows the accounting provisions of SFAS 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” All gas price hedges are recorded at fair value. Changes in fair value, which result in gains or losses, are reported in the purchased-gas adjustment account. The Company did not have hedges outstanding at December 31, 2005 and 2004. The Company has a number of contracts that are derivative instruments that are specifically excluded from the provisions of SFAS 133 because they are normal sales and purchase transactions.

Credit Risk

The Company’s primary market area is located in Utah, southwestern Wyoming and southeastern Idaho. Exposure to credit risk may be impacted by the concentration of customers in this area due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit related losses. Loss reserves are periodically reviewed for adequacy and may be established on a specific case basis. The Company estimates bad debt expense as 1.0% of general service revenues with periodic adjustments. Bad debt expense amounted to $8.6 million, $6.2 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Uncollected accounts are generally written off five months after gas is delivered and interest is no longer accrued. The allowance for bad debt expenses was $4.1 million and $2.9 million at December 31, 2005, and 2004, respectively.

Income Taxes

Questar and its subsidiaries file a consolidated federal income tax return. Questar Gas accounts for income tax expense on a separate return basis and records tax benefits as they are generated. Deferred income taxes have been provided for the temporary timing differences arising between the book and tax carrying amounts of assets and liabilities. These differences create taxable or tax deductible amounts for future periods. Questar Gas uses the deferral method to account for investment tax credits as required by regulatory commissions.

Recent Accounting Developments

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (SFAS 143). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 in 2005 did not have a significant impact on Questar Gas results of operation or financial position.

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of existing accounting pronouncements. SFAS 154 modifies accounting and reporting requirements when a company voluntarily chooses to change an accounting principle or correct an accounting error. SFAS 154 requires retroactive restatement of prior period financial statements unless it is impractical. Previous accounting guidelines allowed recognition by cumulative effect in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In July 2005, the FASB issued an exposure draft of a Proposed Interpretation “Accounting for Uncertain Tax Positions,” an Interpretation of FASB Statement 109. The exposure draft seeks to reduce perceived diversity in practice associated with recognition and measurement in the accounting for income taxes. The exposure draft would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The exposure draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The proposed effective date has been postponed. The Company has not evaluated the potential effect of this proposed change in accounting principle.

Questar has granted and may continue to grant stock based compensation to certain Questar Gas employees. In December 2004, the FASB issued Statement 123 (revised 2004), (SFAS 123R), “Share Based Payment,” which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Pro forma disclosure will no longer be allowed. The effective date for implementation of SFAS 123R is January 1, 2006. Alternative phase-in methods are allowed under SFAS 123R. Questar intends to use the modified prospective phase-in method that requires recognition of compensation costs for all share based payments granted, modified or settled after the date of implementation as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. The Company believes that the modified prospective phase-in method will not have a material effect on the Company’s operating results or financial position.

Reclassifications

Certain reclassifications were made to prior year financial statements to conform with the 2006 presentation of current portion of deferred income taxes and regulatory assets and liabilities.

Note 2 – Rate Regulation

Gas-Processing Dispute

On August 1, 2003, the Utah Supreme Court issued an order reversing an August 2000 decision made by the PSCU concerning certain natural gas-processing costs incurred by Questar Gas to manage the heat content of its gas supply. As a result of the court’s order, Questar Gas recorded a $29 million liability for a potential refund to gas distribution customers. This liability included revenue received for processing costs and interest from June 1999 through September 2004. On August 30, 2004, the PSCU ruled that Questar Gas failed in 1999 to prove that its decision to contract for gas processing with an affiliate was prudent. Questar Gas reduced its rates on September 1, 2004, to eliminate the collection of gas-processing costs and on October 1, 2004, began refunding previously collected costs, plus interest, over a 12-month period.

In response to a Questar Gas petition, the PSCU clarified that its order did not preclude recovery of ongoing and certain past processing costs. Questar Gas requested ongoing rate coverage for gas processing costs in its pass-through filings. On January 31, 2005, Questar Gas filed a rate request with the PSCU to recover $5.7 million per year of gas processing costs through its gas-balance account. The $5.7 million is Utah’s share of the estimated $6 million annual cost of operating the gas processing plant. The Wyoming share has been recovered in rates.

In October 2005, Questar Gas, the Utah Division of Public Utilities and the Committee of Consumer Services submitted a stipulation to the PSCU to resolve issues related to cost recovery of carbon dioxide processing activities. The PSCU held a hearing on October 20, 2005, and issued an order on January 6, 2006 approving the stipulation beginning on February 1, 2005. The stipulation provides for the recovery of 90% of the non fuel cost of service for processing and 100% of the fuel costs up to 360 Mdth per year. Half of the third-party processing revenues are shared with customers after the first $0.4 million. In the fourth quarter of 2005 Questar Gas reduced expenses for recovery of gas costs by $4.9 million for the period from February 1, 2005 to December 31, 2005. A request to the PSCU for rehearing of this issue was denied. The two individuals who filed this request have indicated they may appeal the issue to the Utah Supreme Court.

State Rate Regulation

Questar Gas files periodic applications with the PSCU and PSCW requesting permission to reflect annualized gas cost increases or decreases in its rates. Gas costs are passed on to customers on a dollar for dollar basis with no markup.

Note 3 – Asset Retirement Obligations (ARO)

On January 1, 2003, Questar Gas adopted SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The provisions of SFAS 143 do not apply to a majority of the Company’s long-lived distribution system assets due to a lack of a legal obligation to retire the assets. Changes in asset retirement obligations for the 12 months ended December 31, were as follows:

	2005	2004
	(in thousands)

Balance at January 1,	$ 5,745	$ 8,870
Additions	330
Change in ARO payable to Wexpro	(521)	(3,159)
Accretion	36	34
Balance at December 31,	$ 5,590	$ 5,745

The accounting treatment of reclamation activities associated with ARO for properties administered under the Wexpro Agreement is spelled out in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the PSCW. Pursuant to the stipulation, Wexpro collects and deposits in trust certain funds related to estimated ARO costs. The funds are used to satisfy retirement obligations as the properties are abandoned. At December 31, 2005, $3.7 million was held in this trust invested in a short-term bond index fund.

Note 4 – Questar Regulated Services Merger

Questar Gas prior parent company, Questar Regulated Services Company (Regulated Services), merged effective March 31, 2005 with Questar Gas. Questar Gas was the surviving company. Regulated Services was a holding company that provided management, engineering and accounting services for its wholly owned subsidiaries, Questar Pipeline and Questar Gas. Regulated Services was a wholly owned subsidiary of Questar. Questar Pipeline and Questar Gas became wholly owned subsidiaries of Questar as a result of the merger.

Note 5 – Regulatory Assets and Liabilities

Questar Gas has other regulatory assets and liabilities in addition to purchased-gas adjustments described in Note 1 of the financial statements included in Item 8 in Part II of this Annual Report. The Company recovers these costs but does not generally receive a return on these assets. Questar Gas has a regulatory asset representing a retroactive charge for the abandonment costs associated with gas wells operated on its behalf by Wexpro. The regulatory asset will be reduced over the next 15 years following an amortization schedule or as cash is paid to plug and abandon wells.

Gains and losses on the reacquisition of debt by rate regulated companies are deferred and amortized as interest expense over the would be remaining life of the retired debt. The reacquired debt costs had a weighted average life of approximately 13 years as of December 31, 2005. The cost of the early retirement windows offered to employees of rate regulated subsidiaries was deferred and amortized over a five-year period, which concluded in 2005. The Company is allowed to recover certain deferred taxes from customers. Production taxes on cost-of-service gas production are recorded when the gas is produced and recovered from customers when taxes are paid, generally within 12 months.

The PSCU has allowed Questar Gas to defer incremental operating costs of meeting the requirements of the Pipeline Safety Improvement Act as a regulatory asset.  This asset will be amortized in the next rate case or 2007, whichever is sooner.

Regulatory liabilities are included with Other Long-Term Liabilities in the Balance Sheets. A list of regulatory assets and liabilities follows:

#

	December 31,
	2005	2004
	(in thousands)
Regulatory assets
Cost of reacquired debt	$ 9,504	$10,252
Asset retirement obligations
cost-of-service gas wells	4,576	5,097
Deferred production taxes	4,861	4,258
Early retirement costs		1,362
Pipeline integrity costs	3,111	1,042
Other		(168)
	$22,052	$21,843
Regulatory liabilities
Income taxes recoverable from customers	$ 2,073	$ 2,315

Note 6 – Debt

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $77.4 million at December 31, 2005 with an interest rate of 4.42% and $95.2 million at December 31, 2004 with an interest rate of 2.42%.

Questar Gas long-term debt consists of $273 million of medium-term notes with interest rates ranging from 5.02% to 7.58% due 2007 to 2018 and a $50 million bank term loan at 4.92% due 2010. Long-term debt maturities are $10.0 million in 2007, $43.0 million in 2008, $50.0 million in 2010 and $220 million after 2010. All notes are unsecured obligations and rank equally with all other unsecured liabilities. At December 31, 2005, Questar Gas could pay dividends of $342 million without violating the terms of its debt covenants.

On December 15, 2005, Questar Gas borrowed $50 million from a bank under a five-year term loan agreement. The loan’s interest rate varies periodically with changes in short-term interest rates available in the credit markets. On June 21, 2004, Questar Gas called $17 million in medium-term notes that carried an interest rate of 8.12%. A call premium of $0.7 million is being amortized over the remaining life of the original notes in accordance with regulatory treatment.

Cash paid for interest was $19.1 million in 2005, $19.5 million in 2004 and $20.8 million in 2003.

Note 7 – Financial Instruments and Risk Management

The carrying value and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
(in thousands)
Financial assets
Cash and cash equivalents	$ 3,206	$ 3,206	$ 2,131	$ 2,131

Financial liabilities
Notes payable to Questar	$ 77,400	$ 77,400	$ 95,200	$ 95,200
Long-term debt	323,000	336,564	273,000	295,607

The Company used the following methods and assumptions in estimating fair values.

Cash and cash equivalents and short-term debt – the carrying amount approximates fair value.

Long-term debt –the fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company’s current borrowing rates. The carrying amount of variable-rate debt approximates fair value.

Note 8 – Income Taxes

The components of income taxes for Questar Gas were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Federal
Current	$15,353	($11,485)	$ 2,171
Deferred	3,841	30,594	10,067
State
Current	2,442	(1,648)	62
Deferred	35	2,714	1,206
Deferred investment tax credits	(395)	(395)	(393)
	$21,276	$19,780	$13,113

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is explained as follows:

	Year Ended December 31,
	2005	2004	2003
	(in percentages)
Federal income taxes statutory rate	35.0	35.0	35.0
Increase (decrease) as a result of
State income taxes, net of federal income
tax benefit	2.8	1.4	2.5
Amortize investment tax credits related to
rate regulated assets	(0.7)	(0.8)	(1.2)
Deferred taxes related to regulated assets for which
deferred taxes were not provided in prior years		1.6	2.7
Other	0.1	1.4
Effective income tax rate	37.2	38.6	39.0

Significant components of the Company’s deferred income taxes were as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax liabilities
Property, plant and equipment	$119,703	$117,850
Employee benefits and compensation costs	(1,679)	3,351
Total deferred tax liabilities	118,024	121,201

Deferred tax assets
Tax credits carried forward		3,440

Deferred income taxes – noncurrent	$118,024	$117,761

Deferred income taxes – current liability
Purchased-gas adjustment	$ 15,144	$ 13, 018
Other	(1,020)
	$ 14,124	$ 13,018

Questar Gas paid cash for income taxes of $13.7 million in 2005 and $1.2 million in 2003 and received a $2.9 million refund in 2004.

Note 9 – Commitments and Contingencies

Questar Gas is involved in a variety of pending legal disputes involving commercial litigation arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. While the ultimate outcome and impact on Questar Gas cannot be predicted with certainty, management believes that the outcome of these cases will not have a material adverse effect on financial position, operating results or liquidity.

Commitments

Historically, 40 to 50% of Questar Gas’s gas supply portfolio has been provided from company owned gas reserves at the cost of service. The remainder of the gas supply has been purchased from more than 15 suppliers under approximately 38 gas supply contracts using index-based or fixed pricing. Questar Gas has commitments to purchase gas of $264.7 million in 2006, $77.4 million in 2007, $38.7 million in 2008, and $27.0 million in 2009. Generally, at the conclusion of the heating season and after a bid process, new agreements for the next heating season are put in place. Questar Gas bought natural gas under purchase agreements amounting to $447 million, $336 million and $180 million in 2005, 2004 and 2003, respectively. In addition, Questar Gas makes use of various storage arrangements to meet peak gas demand during certain times of the heating season.

Questar Gas has third-party transportation commitments requiring yearly payments of $4.3 million through 2018.

Questar Gas has contracted for transportation and storage services with Questar Pipeline. Annual payments and the years covered are as follows:

(in millions)
2006	$71.3
2007	70.9
2008	69.4
2009	68.7
2010	68.7
After 2010	457.4

Note 10 – Employee Benefits

Pension Plan

Questar Gas employees are covered by Questar’s defined benefit pension plan. Benefits are generally based on the employee’s age at retirement, years of service and highest earnings in a consecutive 72 pay period interval during the ten years preceding retirement. Questar is subject to and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified retirement plan approximately equal to the yearly expense. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. The Company relies on a third-party consultant to calculate the pension plan projected benefit obligation. Pension expense was $11.2 million in 2005, $5.9 million in 2004 and $6.0 million in 2003.  Regulated Services transferred pension and postretirement medical benefit obligations to Questar gas as a result of the reverse merger.

Questar Gas portion of plan assets and benefit obligations can not be determined because the plan assets are not segregated or restricted to meet the Company’s pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company’s employees would be retained by the pension plan. At December 31, 2005 and 2004 Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions

Eligible Questar Gas employees participate in Questar’s postretirement benefits other than pensions plan. Postretirement health care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health care benefits, based on an employee’s years of service, and limited to 170% of the 1992 contribution. The Company intends to fund as necessary to comply with regulatory orders for recovery of these expenses. Plan assets consist of equity securities and corporate and United States government debt obligations. The Company amortizes its transition obligation over a 20-year period, which began in 1992. A third-party consultant calculates the projected benefit obligation. Postretirement benefits other than pensions cost $2.8 million in 2005, $1.1 million in 2004 and $1.6 million in 2003.

The Company’s portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits can not be determined because the plan assets are not segregated or restricted to meet the Company’s obligations. At December 31, 2005 and 2004 Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Postemployment Benefits

Eligible Questar Gas employees participate in Questar’s long-term disability plan. The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health care and life insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. Questar Gas postemployment liability at December 31 was $0.9 million and $0.2 million in 2005 and 2004, respectively.

Employee Investment Plan

Questar Gas participates in Questar’s Employee Investment Plan, which allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. The Company matches 80% of employees’ pretax purchases up to a maximum of 6% of their qualifying earnings. In addition, each year the Company makes a nonmatching contribution of $200 to each eligible employee. The Company’s expense equals its matching contribution and amounted to $3.1, $1.6 and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 11 – Related Party Transactions

In 2005, Questar Gas provided administrative, technical, accounting, legal, data processing, communication services and regulatory support to Questar Pipeline at a cost of $20.5 million. Prior to January 1, 2005, Regulated Services provided administrative, technical, legal and accounting support to Questar Gas. The cost of this support was $35.9 million in 2004 and $33.6 million in 2003. Questar Gas also provided services amounting to $5.8 million to other affiliated companies in 2005. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on the nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas has reserved transportation capacity on Questar Pipeline for 951,000 dth per day including 50,000 dth per day of winter peaking service. Questar Gas periodically releases excess capacity and receives a credit from Questar Pipeline for the released capacity revenues and a portion of Questar Pipeline’s interruptible transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $76.7 million in 2005, $80.3 million in 2004 and $75.6 million in 2003, which included demand charges. The costs of these services were included in cost of gas sold.

Wexpro, an affiliated company, manages and develops certain properties owned by Questar Gas under the terms of the Wexpro Agreement. The Company receives a portion of Wexpro’s income from oil operations after recovery of Wexpro’s operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $6.1 million in 2005, $4.7 million in 2004 and $2.2 million in 2003. The amounts that Questar Gas paid Wexpro for the operation of gas properties owned by Questar Gas were $132.0 million in 2005, $115.4 million in 2004 and $101.6 million in 2003. Questar Gas reports these amounts in cost of gas sold.

Also included in cost of gas sold are amounts paid to Questar Gas Management, an affiliate, for gathering of Company owned gas and purchased gas. These costs amounted to $13.1 million in 2005, $11.6 million in 2004 and $10.7 million in 2003. The Company purchased gas from other affiliates amounting to $13.9 million in 2005, $4.4 million in 2004 and $5.2 million in 2003.

Questar Gas has a lease with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $1.4 million in 2005, 2004 and 2003. The lease payment will be $2.2 million in 2006, $2.4 million in 2007, $2.5 million in 2008 and $2.6 million in 2009 and 2010.

An affiliated company, Questar InfoComm Inc., provided data processing and communication services (IT) to Questar Gas. The Company paid Questar InfoComm $0.5 million in 2005, $5.5 million in 2004 and $12.1 million in 2003 for these services. The Company also paid Questar InfoComm for software development of $1.7 million and $3.1 million in 2004 and 2003, respectively. Questar Gas capitalizes these costs.

Questar charged Questar Gas for certain administrative functions amounting to $8.8 million in 2005, $6.9 million in 2004 including $0.8 million for IT charges and $5.1 million in 2003. These costs are included in operating and maintenance expenses and are allocated based on each affiliated company’s proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Gas borrowed cash from Questar and incurred interest expense of $1.7 million in 2005, $0.7 million in 2004 and $0.1 million in 2003.

Note 12 – Supplemental Gas and Oil Information (Unaudited)

The following information is provided with respect to Questar Gas’s estimated natural gas reserves, which are managed, developed and delivered by Wexpro at cost of service pursuant to the Wexpro Agreement, and Wexpro’s proved oil reserves. Gas delivered by Wexpro is used to supply 40 to 50% of the Company’s customer needs at cost-of-service prices. Net income from Wexpro’s oil properties remaining after recovery of expenses and Wexpro’s contractual return on investment under the Wexpro Agreement is divided between Wexpro and Questar Gas. Questar Gas’s portion of the net income from oil properties reduces gas supply costs. Questar Gas has not incurred any cost for gas and oil producing activities for the three years ended December 31, 2005. Information on the standardized measure of future net cash flows has not been included because the operations of and return on investment for the properties are regulated by the Wexpro Agreement. See Note 11 for amounts paid by Questar Gas to Wexpro pursuant to the Wexpro Agreement.

Since the gas reserves operated by Wexpro are delivered to Questar Gas at cost of service, SEC guidelines with respect to standard economic assumptions are not applicable. The SEC anticipated this potential difficulty and provides that companies may give appropriate recognition to differences arising because of the effect of the ratemaking process. Accordingly, Wexpro uses a minimum producing rate or maximum well life limit to determine the ultimate quantity of reserves attributable to each well.

The following estimates were made by Wexpro’s reservoir engineers:

			Natural Gas
	Natural Gas	Oil and NGL	Equivalents
	(MMcf)	(Mbbl)	(MMcfe)
Proved Reserves
Balance at January 1, 2003	419,900	3,739	442,334
Revisions of estimates	24,273	103	24,891
Extensions and discoveries	30,286	187	31,408
Production	(40,088)	(449)	(42,782)
Balance at December 31, 2003	434,371	3,580	455,851
Revisions -
Previous estimates	4,500	42	4,752
Pinedale increased density(a)	112,655	946	118,331
Extensions and discoveries	18,324	62	18,696
Production	(38,758)	(424)	(41,302)
Balance at December 31, 2004	531,092	4,206	556,328
Revisions-
Previous estimates	(30,870)	(230)	(32,250)
Pinedale increased density	7,793	56	8,129
Extensions and discoveries	29,207	250	30,707
Production	(39,951)	(404)	(42,375)
Balance at December 31, 2005	497,271	3,878	520,539

Proved Developed Reserves
Balance at January 1, 2003	395,821	3,481	416,707
Balance at December 31, 2003	406,144	3,330	426,124
Balance at December 31, 2004	409,194	3,202	428,406
Balance at December 31, 2005	406,608	3,099	425,202

      (a)For the year ended December 31, 2004, the Company reported a net increase of 105.0 Bcfe of proved reserves at Pinedale. The net increase was comprised of 120.1 Bcfe of additions categorized as extensions and discoveries of proved reserves less 1.8 Bcfe of revisions related to removal of certain previously booked proved undeveloped locations as a result of the increased density, further reduced by 11.4 Bcfe of production. The majority of the net increase in proved reserves at Pinedale was due to the Wyoming Oil and Gas Conservation Commission’s approval of 20-acre density development and the associated 20-acre proved undeveloped locations. The Company now realizes it inappropriately categorized these reserve additions in its 2004 Form 10-K as “extensions and discoveries.” After a review of the SFAS 69 standard, the Company believes that additions to proved reserves associated with increased density at Pinedale should have been categorized as “revisions” rather than as “extensions and discoveries.” Accordingly, the table has been revised for 2004 to reflect the appropriate classification. Because of ongoing development of the property, the Company will disclose future revisions to proved reserves associated with Pinedale increased density drilling separately.

QUESTAR GAS COMPANY
Schedule of Valuation and Qualifying Accounts

		Column C	Column D
Column A	Column B	Amounts charged	Deductions for	Column E
Description	Beginning Balance	to expense	accounts written off	Ending Balance
(in thousands)
Year Ended December 31, 2005
Allowance for bad debts	$2,905	$8,550	($7,404)	$4,051

Year Ended December 31, 2004
Allowance for bad debts	2,094	6,167	(5,356)	2,905

Year Ended December 31, 2003
Allowance for bad debts	2,470	3,695	(4,071)	2,094

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

The Company, as a wholly owned subsidiary of a reporting company under the Act, is entitled to omit all of Items 10 through 13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young, LLP, serves as the independent registered public accounting firm for Questar and its subsidiaries including the Company. The following table lists the fees billed by Ernst &Young to Questar for services and the fees billed directly to the Company or allocated to the Company as a member of Questar’s consolidated group.

2005

20041

Audit Fees:

$1,139,194

$1,271,038

Questar Gas Portion

326,466

335,115

Audit related Fees

48,500

46,000

Questar Gas Portion

16,388

13,019

Tax Fees

9,008

8,937

Questar Gas Portion

3,084

2,459

All Other Fees

-

-

Questar Gas Portion

-

-

12004 audit fees include $3,577 of audit expenses and $5,212 of tax fees paid after filing the 2005 Proxy Statement.

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

10.2*

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

24.

Power of Attorney.

31.1.

Certification signed by Alan K. Allred, Questar Gas Company President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Gas Company Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by Alan K. Allred and S. E. Parks, Questar Gas Company President and Chief Executive Officer and Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

1Wells Fargo Bank, N.A. serves as the successor trustee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2006.

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

*Gary G. Michael

Director

*Harris H. Simmons

Director

March 21, 2006

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

10.2*

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

24.

Power of Attorney.

31.1.

Certification signed by Alan K. Allred, Questar Gas Company President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Gas Company Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by Alan K. Allred and S. E. Parks, Questar Gas Company President and Chief Executive Officer and Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

1Wells Fargo Bank, N.A. serves as the successor trustee.

Exhibit 24.

POWER OF ATTORNEY

We, the undersigned directors of Questar Gas Company, hereby severally constitute A. K. Allred and S. E. Parks, and each of them acting alone, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names in the capacities indicated below, the Annual Report on Form 10-K for 2005 and any and all amendments to be filed with the Securities and Exchange Commission by Questar Gas Company, hereby ratifying and confirming our signatures as they may be signed by the attorneys appointed herein to the Annual Report on Form 10-K for 2005 and any and all amendments to such Report.

Witness our hands on the respective dates set forth below:

        Signature

Title

Date

/s/K. O. Rattie

Chairman of the Board

  2/14/06

K. O. Rattie

/s/A. K. Allred

President & Chief

  2/14/06

A. K. Allred

Executive Officer

/s/Teresa Beck

Director

  2/14/06

Teresa Beck

/s/W. Whitley Hawkins

Director

  2/14/06

W. Whitley Hawkins

/s/Robert E. Kadlec

Director

  2/14/06

Robert E. Kadlec

/s/Gary G. Michael

Director

  2/14/06

Gary G. Michael

/s/Harris H. Simmons

Director

  2/14/06

Harris H. Simmons

Exhibit 31.1.

CERTIFICATION

I, Alan K. Allred, certify that:

1.

I have reviewed this report of Questar Gas Company on Form 10-K for the period ending December 31, 2005;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

March 21, 2006

/s/Alan K. Allred

Alan K. Allred

President and Chief

Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this report of Questar Gas Company on Form 10-K for the period ending December 31, 2005;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

March 21, 2006

/s/S. E. Parks

S. E. Parks

Vice President and Chief

Financial Officer

Exhibit 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Questar Gas Company (the Company) on Form 10-K for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), Alan K. Allred, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

QUESTAR GAS COMPANY

March 21, 2006

/s/Alan K. Allred

Alan K. Allred

President and Chief Executive Officer

March 21, 2006

/s/S. E. Parks

S. E. Parks

Vice President and Chief

Financial Officer

#