Form 10-Q
period 2006-03-31
QUESTAR GAS CO
filed 2006-05-11
CIK 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Registrant’s telephone number, including area code (801) 324-5555

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

Yes [  ]     No  [X]

On April 30, 2006, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

Questar Gas Company

Form 10-Q for the Quarter Ended March 31, 2006

Table of Contents

Nature of Business

Where You Can Find More Information

Forward-Looking Statements

Glossary of Commonly Used Terms

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements.

Statements of Income for the three and twelve months ended

   March 31, 2006 and 2005

Condensed Balance Sheets at March 31, 2006, March 31, 2005

   and December 31, 2005

Condensed Statements of Cash Flows for the three months ended

   March 31, 2006 and 2005

Notes Accompanying the Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and

    Results of Operations.

Item 4.

Controls and Procedures.

PART II.

OTHER INFORMATION

Item 6.

Exhibits.

Signatures

#

Nature of Business

Questar Gas Company (Questar Gas or the Company) distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. Questar Gas is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). The Public Utility Commission of Idaho has contracted with the PSCU for rate oversight of Questar Gas’s Idaho operations. Questar Gas is a wholly-owned subsidiary of Questar Corporation (Questar) headquartered in Salt Lake City, Utah.

Where You Can Find More Information

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

Forward-Looking Statements

This Quarterly Report may contain or incorporate by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, exploration efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005;

•

general economic conditions, including the performance of financial markets and interest rates;

•

changes in industry trends;

•

changes in laws or regulations; and

•

other factors, most of which are beyond our control.

Questar Gas undertakes no obligation to publicly correct or update the forward-looking statements in this Quarterly Report, in other documents, or on the website to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

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

#

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

QUESTAR GAS COMPANY

STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)
REVENUES
From unaffiliated customers	$466,939	$343,690	$1,079,652	$796,297
From affiliated companies	1,577	1,261	6,460	4,831
TOTAL REVENUES	468,516	344,951	1,086,112	801,128

OPERATING EXPENSES
Cost of natural gas sold	371,142	251,597	839,718	570,995
Operating and maintenance	21,074	18,025	76,883	66,994
General and administrative	9,613	10,886	37,979	38,281
Other taxes	3,608	3,186	11,435	9,787
Depreciation and amortization	11,572	11,306	46,094	42,953
Rate-refund obligation				2,600

TOTAL OPERATING EXPENSES	417,009	295,000	1,012,109	731,610

OPERATING INCOME	51,507	49,951	74,003	69,518

Interest and other income	1,196	1,274	4,884	4,121
Interest expense	(5,470)	(5,064)	(20,564)	(19,885)

INCOME BEFORE INCOME TAXES	47,233	46,161	58,323	53,754
Income taxes	17,869	17,449	21,696	19,892

NET INCOME	$ 29,364	$ 28,712	$ 36,627	$ 33,862

See notes accompanying the financial statements

#

QUESTAR GAS COMPANY

CONDENSED BALANCE SHEETS

	March 31,		December 31,
	2006	2005	2005
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents			$ 3,206
Accounts receivable, net	$ 116,612	$ 77,228	101,188
Unbilled gas accounts receivable	43,122	42,570	86,161
Accounts receivable from affiliated companies	3,372	4,152	2,102
Federal income taxes recoverable			5,508
Inventories, at lower of average cost or market
Gas stored underground	22,987	12,074	57,526
Materials and supplies	7,019	4,550	6,649
Prepaid expenses and other	1,897	2,150	2,857
Purchased-gas adjustments	5,734	14,766	39,852
Total current assets	200,743	157,490	305,049
Property, plant and equipment	1,398,032	1,343,636	1,383,362
Less accumulated depreciation and amortization	626,800	595,451	615,934
Net property, plant and equipment	771,232	748,185	767,428
Goodwill and other noncurrent assets	12,008	12,134	12,090
Regulatory assets	23,545	22,647	22,052
	$1,007,528	$ 940,456	$1,106,619

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Checks in excess of cash balances	$ 4,449	$ 402
Notes payable to Questar	21,200	55,900	$ 77,400
Accounts payable and accrued expenses	117,731	83,986	152,904
Accounts payable to affiliated companies	29,485	23,548	27,409
Customer-credit balances	5,237	7,949	30,829
Rate-refund obligation		9,187
Deferred income taxes - current	1,159	12,693	14,124
Total current liabilities	179,261	193,665	302,666
Long-term debt	323,000	273,000	323,000
Deferred income taxes	116,829	107,141	118,024
Other long-term liabilities	47,045	36,087	44,603

Common shareholder’s equity
Common stock	22,974	22,974	22,974
Additional paid-in capital	115,583	115,255	115,255
Retained earnings	202,836	192,334	180,097
Total common shareholder’s equity	341,393	330,563	318,326

	$1,007,528	$ 940,456	$1,106,619

See notes accompanying the financial statements

#

QUESTAR GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended
	March 31,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$29,364	$28,712
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	12,324	12,542
Deferred income taxes	(14,160)	(11,551)
Share-based compensation	328
Net (gain) loss from asset sales	231	(5)
	28,087	29,698
Changes in operating assets and liabilities	49,684	31,608
NET CASH PROVIDED FROM
OPERATING ACTIVITIES	77,771	61,306

INVESTING ACTIVITIES
Capital expenditures	(23,214)	(18,650)
Proceeds from disposition of assets	613	611
NET CASH USED IN INVESTING ACTIVITIES	(22,601)	(18,039)

FINANCING ACTIVITIES
Checks in excess of cash balance	4,449	402
Change in notes payable to Questar	(56,200)	(39,300)
Dividends paid	(6,625)	(6,500)
NET CASH USED IN FINANCING ACTIVITIES	(58,376)	(45,398)

Change in cash and cash equivalents	(3,206)	(2,131)
Beginning cash and cash equivalents	3,206	2,131
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the financial statements

#

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation of Interim Financial Statements

The accompanying interim financial statements of Questar Gas have not been audited by an independent registered public accounting firm with the exception of the condensed balance sheet at December 31, 2005, which was derived from audited financial statements at that date. The unaudited financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the SEC’s instructions for Form 10-Q. The interim financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. Certain reclassifications were made to the 2005 financial statements to conform with the 2006 presentation.

The results of operations for the three-and twelve-month periods ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, due to a variety of factors listed in the Forward-Looking Statements section of this report. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. For further information please refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long Term Stock Incentive Plan (LTSIP). Questar has granted and continues to grant share-based compensation to certain Questar Gas employees. Prior to January 1, 2006, Questar and the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APBO) 25 “Accounting for Stock Issued to Employees” and related interpretations. No compensation cost was recorded for stock options because the exercise price equaled the market price on the date of grant. The granting of restricted shares results in recognition of compensation cost. Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period.

Questar and the Company implemented SFAS 123R “Share-Based Payment,” effective January 1, 2006 and chose the modified prospective phase-in method of accounting by SFAS 123R. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. As a result of adopting SFAS 123R, the Company’s income before income taxes for the three months ended March 31, 2006, was approximately less than $0.1 million lower than if the Company had continued to account for share-based compensation under APBO 25. The pro forma share-based compensation expense impact for the first quarter of 2005 was $0.1 million.

Transactions involving stock options granted to employees of Questar Gas under the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted-Average Price

Balance at January 1, 2006	657,646	$15.00 – $28.01	$25.00
Exercised	(46,748)	15.00 – 28.01	25.72
Balance at March 31, 2006	610,890	$15.00 – $28.01	$24.95

There were no changes in the number of unvested stock options held by employees of Questar Gas in the first quarter of 2006.

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at March 31, 2006	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at March 31, 2006	Weighted-average exercise price	Number unvested at March 31, 2006	Weighted average exercise price

$15.00 – $17.00	63,550	3.5	$15.82	63,550	$15.82
19.13 – 22.95	155,593	5.0	22.44	155,593	22.44
27.11 – 28.01	391,755	6.2	27.43	330,505	27.49	61,250	$27.11
	610,898	5.6	$24.95	549,648	$24.71	61,250	$27.11

Restricted shares generally vest in three to five years. The weighted average remaining vesting term of unvested restricted shares at March 31, 2006 was three years. Transactions involving restricted shares held by employees of Questar Gas are summarized below:

			Weighted Average
	Shares	Price Range	Price

Balance at January 1, 2006	21,700	$34.90 – $51.00	$42.84
Granted	9,350	73.50	73.50
Distributed	(3,671)	34.90	34.90
Balance at March 31, 2006	27,379	$34.90 – $73.50	$54.37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

Questar Gas net income in the first quarter of 2006 was 2% higher and in the 12 months ended March 31, 2006 was 8% higher than the year earlier periods. The 2006 results included the settlement of a long-standing regulatory dispute with the State of Utah.

Results of Operations

Following is a summary of Questar Gas financial and operating results for the first quarter and trailing 12 months ended March 31, 2006 compared with the same periods of 2005:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)
OPERATING INCOME
Revenues
Residential and commercial sales	$ 441,493	$ 322,046	$987,241	$719,650
Industrial sales	9,640	10,407	39,340	42,856
Transportation for industrial customers	1,611	1,607	5,884	6,084
Other	15,772	10,891	53,647	32,538
Total revenues	468,516	344,951	1,086,112	801,128
Cost of natural gas sold	371,142	251,597	839,718	570,995
Margin	97,374	93,354	246,394	230,133
Operating expenses
Operating and maintenance	21,074	18,025	76,883	66,994
General and administrative	9,613	10,886	37,979	38,281
Other taxes	3,608	3,186	11,435	9,787
Depreciation and amortization	11,572	11,306	46,094	42,953
Rate-refund obligation				2,600
Total operating expenses	45,867	43,403	172,391	160,615
Operating income	$51,507	$49,951	$ 74,003	$ 69,518

OPERATING STATISTICS
Natural gas volumes (in Mdth)
Residential and commercial sales	42,265	39,919	98,656	91,210
Industrial sales	1,151	1,703	5,129	7,512
Transportation for industrial customers	8,485	8,655	31,035	32,995
Total deliveries	51,901	50,277	134,820	131,717

Natural gas revenue (per dth)
Residential and commercial sales	$ 10.45	$ 8.07	$ 10.01	$ 7.89
Industrial sales	8.37	6.11	7.67	5.71
Transportation for industrial customers	$ 0.19	$ 0.19	$ 0.19	$ 0.18
Heating degree days
warmer than normal	2%	5%	2%	5%
Average temperature adjusted usage
per customer (dth)	48.9	49.9	112.7	115.3
Customers at March 31,	834,252	800,523

Questar Gas net income was $29.4 million in the first quarter of 2006 compared with $28.7 million in the first quarter of 2005 and $36.6 million in the trailing 12 months of 2006 compared with $33.9 million with the 2005 period. The 2006 periods benefited from settlement of a long-standing regulatory dispute with the State of Utah. Excluding the settlement, Questar Gas net income was about flat with the first quarter of 2005. Total margin from gas sales increased 4% in the first quarter of 2006 and 7% in the 12 months ended March 31, 2006, due to a 4.2% growth in the number of customers offset by a 2% decrease in temperature adjusted usage per customer.

Margin Analysis

Questar Gas margin (revenues less gas costs) increased $4.0 million in the first quarter and $16.3 million in the 12 months ended March 31, 2006 compared to the same periods of 2005. Following is a summary of major changes in Questar Gas margin:

	3 Months Ended March 31, 2006 Compared with 2005	12 Months Ended March 31,2006 Compared with 2005
	(in thousands)

New customers	$ 3,134	$ 7,222
Decreased usage per customer	(1,585)	(3,963)
Gas process revenues collected from customers	1,417	4,198
Interest on past-due receivables	290	1,052
Recovery of bad debt costs	1,439	3,276
Other – includes customers shifting between rate schedules	(675)	4,476
Increase	$ 4,020	$16,261

Residential and commercial sales volumes increased 6% in the first quarter of 2006 over the first quarter of 2005 and increased 8% in the trailing 12 months ended March 31, 2006 as a result of additional customers. These increases were partially offset by decreased usage per customer. At March 31, 2006, Questar Gas was serving 834,252 customers, a 4.2% increase over the prior year. Housing construction in Utah and Wyoming remained strong, driven by population growth. Usage per customer, adjusted for normal temperatures, was down 2% in the in the 2006 periods compared with the 2005 periods. Over the long-term, usage per customer has been decreasing due to more efficient appliances and homes and customer response to higher prices.

Weather, as measured in degree days, was 2% warmer than normal in the 2006 periods compared with 5% warmer than normal in the 2005 periods. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Industrial deliveries (including sales and transportation) declined 7% and 11% in the first quarter and 12 months ended March 31, 2006 compared with the same periods in 2005 primarily driven by lower power-generation requirements in the current period.

As discussed below, Questar Gas received rate coverage for gas processing costs of $1.4 million and $4.2 million in the first quarter and trailing 12 months of 2006, respectively.

The increase in bad-debt costs as discussed below has been partially offset with recovery of the gas-cost portion of bad debt costs through the gas balance account. This increased the margin by $1.4 million and $3.3 million in the first quarter and trailing 12 months of 2006, respectively.

Expenses

Cost of natural gas sold increased 48% in the first quarter of 2006 and 47% in the 12 months ended March 31, 2006 compared with the 2005 periods due primarily to increased gas purchase cost per dth. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of March 31, 2006, Questar Gas had a $5.7 million balance in the purchased-gas adjustment account representing gas costs incurred but not yet recovered from customers. Rates in Utah effective in April 2006 were 26% higher than a year earlier.

Operating, maintenance, general and administrative expenses increased $1.8 million or 6% in the first quarter of 2006 and increased $9.6 million or 9% in the 12 months ended March 31, 2006 compared with 2005. Increased bad debt costs accounted for $1.5 million of the increase in the first quarter and $3.6 million in the 12 months ended March 31, 2006. As noted earlier, the gas-cost portion of bad debts is recovered through the gas balance account.

Depreciation expense increased 2% in the first quarter and 7% in the trailing 12 months of 2006 compared with the 2005 periods due to plant additions from customer growth.

Gas processing dispute

On August 1, 2003, the Utah Supreme Court issued an order reversing an August 2000 decision made by the PSCU concerning certain natural gas processing costs incurred by Questar Gas to manage the heat content of its gas supply. As a result of the court’s order, Questar Gas recorded a $29 million liability for a potential refund to gas distribution customers. This liability included revenue received for processing costs and interest from June 1999 through September 2004. On August 30, 2004, the PSCU ruled that Questar Gas failed in 1999 to prove that its decision to contract for gas processing with an affiliate was prudent. Questar Gas reduced its rates on September 1, 2004, to eliminate the collection of gas processing costs and on October 1, 2004, began refunding previously collected costs, plus interest, over a 12-month period.

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

In October 2005, Questar Gas, the Utah Division of Public Utilities and the Committee of Consumer Services submitted a stipulation to the PSCU to resolve issues related to the recovery of gas processing costs. The PSCU held a hearing on October 20, 2005, and issued an order on January 6, 2006, approving the stipulation beginning on February 1, 2005. The stipulation provides for the recovery of 90% of the non fuel cost of service for processing and 100% of the fuel costs up to 360 Mdth per year. Half of the third-party processing revenues are shared with customers after the first $0.4 million. In the fourth quarter of 2005 Questar Gas reduced expenses for recovery of gas costs by $4.9 million for the period from February 1, 2005 to December 31, 2005. A request to the PSCU for rehearing of this issue was denied. The individuals who filed this request have appealed the issue to the Utah Supreme Court.

Rate Matters

The PSCU has scheduled hearings in May and June, 2006 to consider Questar Gas’ proposed Conservation Enabling Tariff (CET). If the PSCU approves the CET as proposed, Questar Gas revenues would no longer be sensitive to changes in average temperature-adjusted usage per customer. In return for the adoption of the CET, Questar Gas would promote gas-use conservation. Questar Gas rates would also be adjusted to reflect lower depreciation rates, rate coverage for pipeline integrity costs, an increased level of long-term debt in its capital structure, and possibly other changes.

Item 4.  Controls and Procedures

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

#

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

May 11, 2006

/s/Alan K. Allred

        Date

Alan K. Allred

President and Chief Executive Officer

May 11, 2006

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

Exhibit 31.1.

CERTIFICATION

I, A. K. Allred, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending March 31, 2006;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and we have:

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

May 11, 2006

/s/A. K. Allred

        Date

A. K. Allred,

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending March 31, 2006;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and we have:

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

May 11, 2006

/s/S. E. Parks

       Date

S. E. Parks

Vice President

and Chief Financial Officer

#

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Gas Company (the Company) on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), Alan K. Allred, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR GAS COMPANY

May 11, 2006

/s/Alan K. Allred

          Date

Alan K. Allred

President and Chief Executive Officer

May 11, 2006

/s/S. E. Parks

          Date

S. E. Parks

Vice President and Chief Financial Officer

#