Form 10-Q
period 2006-06-30
QUESTAR GAS CO
filed 2006-08-08
CIK 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Yes [  ]     No  [X]

On July 31, 2006, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

Questar Gas Company

Form 10-Q for the Quarter Ended June 30, 2006

Table of Contents

Nature of Business

Where You Can Find More Information

Forward-Looking Statements

Glossary of Commonly Used Terms

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

Statements of Income for the three, six and twelve months ended

   June 30, 2006 and 2005

Condensed Balance Sheets as of June 30, 2006, June 30, 2005

   and December 31, 2005

Condensed Statements of Cash Flows for the six months ended

   June 30, 2006 and 2005

Notes Accompanying the Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and

    Results of Operations

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 6.

Exhibits

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

#

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

QUESTAR GAS COMPANY

STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005
			(in thousands)
REVENUES
From unaffiliated customers	$181,853	$151,043	$648,792	$494,733	$1,110,462	$845,105
From affiliated companies	1,237	1,370	2,814	2,631	6,327	5,184
TOTAL REVENUES	183,090	152,413	651,606	497,364	1,116,789	850,289

OPERATING EXPENSES
Cost of natural gas sold	137,966	112,359	509,108	363,956	865,325	617,657
Operating and maintenance	17,324	17,846	38,398	35,871	76,361	68,433
General and administrative	10,746	10,160	20,359	21,046	38,565	39,805
Other taxes	3,726	3,278	7,334	6,464	11,883	9,987
Depreciation and amortization	10,593	10,892	22,165	22,198	45,795	43,488
Rate-refund obligation						1,095

TOTAL OPERATING EXPENSES	180,355	154,535	597,364	449,535	1,037,929	780,465

OPERATING INCOME (LOSS)	2,735	(2,122)	54,242	47,829	78,860	69,824

Interest and other income	1,485	1,272	2,681	2,546	5,097	4,618
Interest expense	(5,469)	(4,855)	(10,939)	(9,919)	(21,178)	(19,795)

INCOME (LOSS) BEFORE INCOME TAXES	(1,249)	(5,705)	45,984	40,456	62,779	54,647
Income taxes	(556)	(2,259)	17,313	15,190	23,399	20,232

NET INCOME (LOSS)	($ 693)	$ (3,446)	$28,671	$ 25,266	$ 39,380	$ 34,415

See notes accompanying the financial statements

#

QUESTAR GAS COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,		December 31,
	2006	2005	2005
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents			$ 3,206
Notes receivable from Questar	$ 9,800
Accounts receivable, net	58,466	$ 47,998	101,188
Accounts receivable from affiliated companies	2,196	2,464	2,102
Unbilled gas accounts receivable	13,048	9,024	86,161
Federal income taxes recoverable			5,508
Inventories, at lower of average cost or market
Gas stored underground	36,515	18,411	57,526
Materials and supplies	10,319	6,311	6,649
Prepaid expenses and other	863	1,052	2,857
Purchased-gas adjustments		14,642	39,852
Deferred income taxes – current	11,849
Total current assets	143,056	99,902	305,049
Property, plant and equipment	1,364,998	1,348,365	1,383,362
Less accumulated depreciation and amortization	583,818	595,456	615,934
Net property, plant and equipment	781,180	752,909	767,428
Goodwill and other noncurrent assets	11,934	12,093	12,090
Regulatory assets	22,615	21,253	22,052
	$ 958,785	$ 886,157	$1,106,619

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Checks in excess of cash balances	$ 2,229	$ 889
Notes payable to Questar		45,400	$ 77,400
Accounts payable and accrued expenses	66,889	50,375	152,904
Accounts payable to affiliated companies	26,458	21,657	27,409
Customer-credit balances	8,401	12,223	30,829
Rate-refund obligation		3,341
Purchased-gas adjustments	28,498
Deferred income taxes - current		12,646	14,124
Total current liabilities	132,475	146,531	302,666
Long-term debt	323,000	273,000	323,000
Deferred income taxes	118,081	107,832	118,024
Other long-term liabilities	51,027	38,177	44,603

Common shareholder’s equity
Common stock	22,974	22,974	22,974
Additional paid-in capital	115,710	115,255	115,255
Retained earnings	195,518	182,388	180,097
Total common shareholder’s equity	334,202	320,617	318,326
	$ 958,785	$ 886,157	$1,106,619

See notes accompanying the financial statements

QUESTAR GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended
	June 30,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 28,671	$ 25,266
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	24,155	24,925
Deferred income taxes	(25,916)	(7,948)
Share-based compensation	455
Net loss from asset sales	295	41
	27,660	42,284
Changes in operating assets and liabilities	111,273	52,184
NET CASH PROVIDED FROM
OPERATING ACTIVITIES	138,933	94,468

INVESTING ACTIVITIES
Capital expenditures	(44,639)	(35,151)
Proceeds from disposition of assets	721	463
NET CASH USED IN INVESTING ACTIVITIES	(43,918)	(34,688)

FINANCING ACTIVITIES
Checks in excess of cash balance	2,229	889
Change in notes receivable from Questar	(9,800)
Change in notes payable to Questar	(77,400)	(49,800)
Dividends	(13,250)	(13,000)
NET CASH USED IN FINANCING ACTIVITIES	(98,221)	(61,911)
Change in cash and cash equivalents	(3,206)	(2,131)
Beginning cash and cash equivalents	3,206	2,131
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the financial statements

#

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation of Interim Financial Statements

The accompanying unaudited financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the SEC. The interim financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications were made to prior period financial statements to conform with the current presentation.

The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the six and twelve months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, due to a variety of factors discussed in the Forward-Looking Statements section of this report.

Note 2 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long Term Stock Incentive Plan (LTSIP). Questar has granted and continues to grant share-based compensation to certain Questar Gas employees. Prior to January 1, 2006, Questar and the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APBO) 25 “Accounting for Stock Issued to Employees” and related interpretations. No compensation cost was recorded for stock options issued because the exercise price equaled the market price on the date of grant. The granting of restricted shares resulted in recognition of compensation cost. Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period.

Questar and the Company implemented SFAS 123R “Share-Based Payment,” effective January 1, 2006 and chose the modified prospective phase-in method of accounting by SFAS 123R. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. As a result of adopting SFAS 123R, the Company’s income before income taxes for the six months ended June 30, 2006, was approximately less than $0.1 million lower than if the Company had continued to account for share-based compensation under APBO 25. The pro forma share-based compensation expense impact for the first half of 2005 was $0.1 million.

Transactions involving stock options granted to employees of Questar Gas under the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted-Average Price

Balance at January 1, 2006	657,646	$15.00 – $28.01	$25.00
Exercised	(95,826)	15.00 – 28.01	24.16
Employee transfer	(4,500)	27.11	27.11
Balance at June 30, 2006	557,320	$15.00 – $28.01	$25.13

There were no changes in the number of unvested stock options held by employees of Questar Gas in the first half of 2006.

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at June 30, 2006	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at June 30, 2006	Weighted-average exercise price	Number unvested at June 30, 2006	Weighted average exercise price

$15.00 – $17.00	52,298	3.2	$15.89	52,298	$15.89
19.13 – 22.95	132,788	4.7	22.37	132,788	22.37
$27.11 – $28.01	372,234	6.0	27.41	310,984	27.47	61,250	$27.11
	557,320	5.4	$25.13	496,070	$24.89	61,250	$27.11

Restricted shares generally vest in three to five years. The weighted average remaining vesting term of unvested restricted shares at June 30, 2006 was three years. Transactions involving restricted shares held by employees of Questar Gas are summarized below:

			Weighted Average
	Shares	Price Range	Price

Balance at January 1, 2006	21,700	$34.90 – $51.00	$42.84
Granted	9,350	73.50	73.50
Distributed	(3,671)	34.90	34.90
Balance at June 30, 2006	27,379	$34.90 – $73.50	$54.37

Note 3 – Questar Gas Rate Reduction

In response to the rising cost of buying gas for its customers, Questar Gas in December 2005 proposed a comprehensive three-year pilot program to promote energy conservation. The Division of Public Utilities and Utah Clean Energy (a public-interest group working to promote energy efficiency) joined Questar Gas in the request. The key feature of the proposal is a “conservation enabling tariff” (CET). The Company’s current rate structure does not provide an incentive for the Company to increase conservation efforts because energy conservation reduces Company revenues and profits. Under the proposed CET, Questar Gas revenues would be decoupled from the volume of gas used by customers. Questar Gas would then work with customers to find ways to reduce natural gas consumption.

Questar Gas and most other parties agreed to a settlement of issues other than the CET that had been proposed in this case. Effective June 1, 2006, the PSCU approved a settlement ordering Questar Gas to reduce the nongas portion of customer rates by $9.7 million to reflect a reduction in depreciation rates, a change in capital structure, and recovery of pipeline integrity costs.

The reduction of depreciation rates resulted from a study ordered in the last general rate case and is estimated to be $8.5 million per year. The following changes were made to the depreciation rates: asset lives were increased for most asset classes; cost of asset retirement was included in the depreciation rate as negative salvage; low value general plant assets were changed to a vintage amortization rather than specific asset accounting; and accumulated depreciation was adjusted to conform to the new rates over the next ten years. The average annual depreciation rate declined from 3.9% to 3.0%. These new depreciation rates were adopted in June 2006.

#

Note 4 – Recent Accounting Development

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective January 1, 2007. The Company is evaluating the effect, if any, that FIN 48 will have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

Questar Gas reported a seasonal net loss of $0.7 million in the second quarter of 2006 compared with a net loss of $3.4 million in the second quarter of 2005. Questar Gas net income was $28.7 million in the first half of 2006 compared with $25.3 million in the first half of 2005. For the 12 months ended June 30, 2006, net income was $39.4 million, up from $34.4 million in the year-earlier period. The improved 2006 results were from higher margins from customer growth and the recovery of gas-processing costs in 2006 that were not recognized in 2005 results until the fourth quarter.

Results of Operations

Following is a summary of Questar Gas financial and operating results for the second quarter, first half and trailing 12 months ended June 30, 2006 compared with the same periods of 2005:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005
			(in thousands)
OPERATING INCOME
Revenues
Residential and commercial sales	$162,398	$131,737	$603,891	$453,783	$1,017,902	$766,582
Industrial sales	8,366	8,694	18,006	19,101	39,012	40,799
Transportation for industrial customers	1,395	1,298	3,006	2,905	5,981	5,807
Other	10,931	10,684	26,703	21,575	53,894	37,101
Total revenues	183,090	152,413	651,606	497,364	1,116,789	850,289
Cost of natural gas sold	137,966	112,359	509,108	363,956	865,325	617,657
Margin	45,124	40,054	142,498	133,408	251,464	232,632
Operating expenses
Operating and maintenance	17,324	17,846	38,398	35,871	76,361	68,433
General and administrative	10,746	10,160	20,359	21,046	38,565	39,805
Depreciation and amortization	10,593	10,892	22,165	22,198	45,795	43,488
Other taxes	3,726	3,278	7,334	6,464	11,883	9,987
Rate-refund obligation						1,095
Total operating expenses	42,389	42,176	88,256	85,579	172,604	162,808
Operating income (loss)	$ 2,735	$ (2,122)	$ 54,242	$ 47,829	$ 78,860	$ 69,824

OPERATING STATISTICS
Natural gas volumes (in Mdth)
Residential and commercial sales	16,692	16,843	58,957	56,762	98,505	96,420
Industrial sales	1,126	1,394	2,277	3,097	4,861	6,895
Transportation for industrial customers	7,384	7,068	15,869	15,723	31,351	31,855
Total deliveries	25,202	25,305	77,103	75,582	134,717	135,170

Natural gas revenue (per dth)
Residential and commercial sales	$ 9.73	$ 7.82	$ 10.24	$ 7.99	$10.33	$7.95
Industrial sales	7.44	6.24	7.91	6.17	8.02	5.92
Transportation for industrial customers	$ 0.19	$ 0.18	$ 0.19	$ 0.18	$0.19	$0.18
Heating degree days colder (warmer) than normal	(25%)	6%	(7%)	(3%)	(6%)	(2%)
Average temperature adjusted usage
per customer (dth)	18.1	18.2	68.5	68.1	113.7	116.3
Customers at June 30,	835,511	798,277

Margin Analysis

Questar Gas margin (revenues less gas costs) increased $5.1 million in the second quarter, $9.1 million in the first half of 2006 and $18.8 million for the 12 months ended June 30, 2006, compared to the same periods of 2005. Following is a summary of major changes in Questar Gas margin:

	3 Months Ended June 30, 2006 Compared with 2005	6 Months Ended June 30, 2006 Compared with 2005	12 Months Ended June 30, 2006 Compared with 2005
	(in thousands)

New customers	$1,224	$4,683	$ 7,902
Change in usage per customer	(260)	879	(3,248)
Gas processing revenues collected from customers	1,189	2,605	6,636
Interest on past-due receivables	258	548	909
Recovery of bad debt gas costs	(636)	803	2,266
Change in unbilled estimate	2,727
Other	568	(428)	4,367
Increase	$5,070	$9,090	$18,832

Temperature-adjusted usage per customer was about flat in the second quarter and first half of 2006 compared to the same periods of 2005. Usage per customer declined 2% in the 12 months ended June 30, 2006, compared to the 2005 period. Weather, as measured in degree days, was 25% warmer than normal in the second quarter of 2006 compared to 6% colder than normal in the second quarter of 2005. For the first half of 2006, weather was 7% warmer than normal compared with 3% warmer than normal in 2005. Weather was 6% warmer than normal in the 12 months ended June 30, 2006, compared to 2% warmer than normal in the 2005 period. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations. Questar Gas adjusted its estimate of unbilled revenues during the second quarter of 2006, increasing the margin by $2.7 million. At June 30, 2006, Questar Gas was serving 835,511 customers, up from 824,447 at December 31, 2005.

Industrial deliveries (including sales and transportation) increased 1% in the second quarter of 2006, decreased 4% in the first half of 2006, and decreased 7% in the 12 months ended June 30, 2006, compared to 2005 periods. The first-half and 12-month decreases were primarily driven by lower power-generation requirements.

As discussed below, Questar Gas received rate coverage for gas-processing costs in the second quarter of 2006 of $1.2 million, the first half of 2006 of $2.6 million and 12 months ended June 30, 2006 of $6.6 million. Rate coverage for costs incurred in the prior year was not recognized until the fourth quarter of 2005, pursuant to a February 2006 regulatory order.

The increase in bad-debt costs as discussed below has been partially offset with recovery of the gas-cost portion of bad debt costs through the gas balance account. This decreased the second quarter 2006 margin by $0.6 million, increased the first half 2006 margin by $0.8 million and increased the 12 months ended June 30, 2006 margin by $2.3 million.

Expenses

Cost of natural gas sold increased 23% in the second quarter, 40% in the first half of 2006, and 40% in the 12 months ended June 30, 2006, compared to 2005 periods due primarily to increased gas purchase cost per dth. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of June 30, 2006, Questar Gas had a $28.5 million over collection balance in the purchased-gas adjustment account representing gas recovered from customers in excess of costs incurred. Rates in Utah effective June 2006 were 9% higher than a year earlier although rates during a portion of the 2006 winter heating season were 42% higher than the prior year.

Operating, maintenance, general and administrative expenses were flat in the second quarter of 2006, up 3% in the first half of 2006, and up 6% in the 12 months ended June 30, 2006, compared to 2005 periods. Bad debt costs were $1.0 million higher in the first half of 2006 and $2.7 million higher in the 12 months ended June 30, 2006. As noted earlier, the gas-cost portion of bad debts is recovered through the gas balance account.

Depreciation expense decreased 3% in the second quarter of 2006, was flat in the first half of 2006, and increased 5% in the 12 months ended June 30, 2006, compared to 2005 periods. As explained in Part I, Item 1. Financial Statements Note 3, Questar Gas reduced its depreciation rates effective June 1, 2006, in accordance with a PSCU order. This offset the depreciation impact of plant additions from customer growth.

Gas processing cost recovery

In October 2005, Questar Gas, the Utah Division of Public Utilities and the Committee of Consumer Services submitted a stipulation to the PSCU to resolve issues related to the recovery of gas-processing costs. The PSCU held a hearing on October 20, 2005, and issued an order on January 6, 2006, approving the stipulation beginning on February 1, 2005. The stipulation provides for the recovery of 90% of the non fuel cost of service for processing and 100% of the fuel costs up to 360 Mdth per year. Half of the third-party processing revenues are shared with customers after the first $0.4 million. In the fourth quarter of 2005 Questar Gas reduced expenses for recovery of gas costs by $4.9 million for the period from February 1, 2005 to December 31, 2005. A request to the PSCU for rehearing of this issue was denied. The individuals who filed this request have appealed the issue to the Utah Supreme Court.

Rate Matters

See Part I, Item 1. Financial Statements Note 3 for a discussion of the Conservation Enabling Tariff and a rate reduction in Utah.

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

Exhibits

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

QUESTAR GAS COMPANY

(Registrant)

August 8, 2006

/s/Alan K. Allred

Alan K. Allred

President and Chief Executive Officer

August 8, 2006

/s/S/ E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibits List

Exhibit No.

Exhibits

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

Exhibit 31.1.

CERTIFICATION

I, A. K. Allred, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending June 30, 2006;

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

August 8, 2006

/s/A. K. Allred

A. K. Allred,

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending June 30, 2006;

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

August 8, 2006

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Gas Company (the Company) on Form 10-Q for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), Alan K. Allred, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR GAS COMPANY

August 8, 2006

/s/Alan K. Allred

Alan K. Allred

President and Chief Executive Officer

August 8, 2006

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

#