Form 10-Q
period 2006-09-30
QUESTAR GAS CO
filed 2006-11-09
CIK 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

On October 31, 2006, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

Questar Gas Company

Form 10-Q for the Quarter Ended September 30, 2006

Table of Contents

Page

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

3

Statements of Income for the three, nine and twelve months ended

3

   September 30, 2006 and 2005

Condensed Balance Sheets as of September 30, 2006, September 30, 2005

4

   and December 31, 2005

Condensed Statements of Cash Flows for the nine months ended

5

   September 30, 2006 and 2005

Notes Accompanying the Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and

8

    Results of Operations

Item 4.

Controls and Procedures

12

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

13

Item 6.

Exhibits

13

Signatures

14

#

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

QUESTAR GAS COMPANY

STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005
			(in thousands)
REVENUES
From unaffiliated customers	$ 98,975	$109,575	$747,767	$604,308	$1,099,862	$873,718
From affiliated companies	1,728	1,769	4,542	4,400	6,286	5,853
TOTAL REVENUES	100,703	111,344	752,309	608,708	1,106,148	879,571

OPERATING EXPENSES
Cost of natural gas sold	72,649	81,042	581,757	444,998	856,932	644,305
Operating and maintenance	16,664	17,998	55,062	53,869	75,027	70,475
General and administrative	10,237	9,480	30,596	30,526	39,322	39,672
Other taxes	3,475	3,468	10,809	9,932	11,890	10,562
Depreciation and amortization	8,951	11,875	31,116	34,073	42,871	44,801

TOTAL OPERATING EXPENSES	111,976	123,863	709,340	573,398	1,026,042	809,815

OPERATING INCOME (LOSS)	(11,273)	(12,519)	42,969	35,310	80,106	69,756

Interest and other income	1,848	1,166	4,529	3,712	5,779	4,715
Interest expense	(5,478)	(4,842)	(16,417)	(14,761)	(21,814)	(19,924)

INCOME (LOSS) BEFORE INCOME TAXES	(14,903)	(16,195)	31,081	24,261	64,071	54,547
Income taxes	(5,746)	(6,290)	11,567	8,900	23,943	20,262

NET INCOME (LOSS)	($ 9,157)	($ 9,905)	$ 19,514	$ 15,361	$ 40,128	$ 34,285

See notes accompanying the financial statements

#

QUESTAR GAS COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,		December 31,
	2006	2005	2005
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents		$ 890	$ 3,206
Notes receivable from Questar	$ 13,300
Accounts receivable, net	31,477	29,864	101,188
Accounts receivable from affiliated companies	2,465	2,477	2,102
Unbilled gas accounts receivable	13,947	17,475	86,161
Federal income taxes recoverable	4,911	8,128	5,508
Inventories, at lower of average cost or market
Gas stored underground	60,937	51,161	57,526
Materials and supplies	8,013	5,654	6,649
Prepaid expenses and other	956	1,843	2,857
Purchased-gas adjustments		18,301	39,852
Deferred income taxes – current	1,020
Total current assets	137,026	135,793	305,049
Property, plant and equipment	1,388,752	1,360,539	1,383,362
Less accumulated depreciation and amortization	593,761	604,972	615,934
Net property, plant and equipment	794,991	755,567	767,428
Goodwill and other noncurrent assets	11,932	11,873	12,090
Regulatory assets	23,768	22,148	22,052
	$ 967,717	$ 925,381	$1,106,619

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Checks in excess of cash balances	$ 1,193
Notes payable to Questar		$ 50,400	$ 77,400
Accounts payable and accrued expenses	53,404	67,306	152,904
Accounts payable to affiliated companies	24,433	26,676	27,409
Customer-credit balances	32,367	36,061	30,829
Fair value of derivative contracts	6,804
Purchased-gas adjustments	29,292
Deferred income taxes - current		6,023	14,124
Total current liabilities	147,493	186,466	302,666
Long-term debt	323,000	273,000	323,000
Deferred income taxes	120,951	123,832	118,024
Other long-term liabilities	57,736	37,871	44,603

Common shareholder’s equity
Common stock	22,974	22,974	22,974
Additional paid-in capital	115,827	115,255	115,255
Retained earnings	179,736	165,983	180,097
Total common shareholder’s equity	318,537	304,212	318,326
	$ 967,717	$ 925,381	$1,106,619

See notes accompanying the financial statements

#

QUESTAR GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended
	September 30,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 19,514	$ 15,361
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	34,092	37,380
Deferred income taxes	(12,217)	1,429
Share-based compensation	572
Net loss from asset sales	296	29
Changes in operating assets and liabilities	131,378	58,396
NET CASH PROVIDED FROM OPERATING ACTIVITIES	173,635	112,595

INVESTING ACTIVITIES
Capital expenditures	(68,180)	(49,991)
Proceeds from disposition of assets	721	455
NET CASH USED IN INVESTING ACTIVITIES	(67,459)	(49,536)

FINANCING ACTIVITIES
Checks in excess of cash balance	1,193
Change in notes receivable from Questar	(13,300)
Change in notes payable to Questar	(77,400)	(44,800)
Dividends paid	(19,875)	(19,500)
NET CASH USED IN FINANCING ACTIVITIES	(109,382)	(64,300)
Change in cash and cash equivalents	(3,206)	(1,241)
Beginning cash and cash equivalents	3,206	2,131
Ending cash and cash equivalents	$ -	$ 890

See notes accompanying the financial statements

#

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of Business

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

Note 2 – Basis of Presentation of Interim Financial Statements

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

The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the nine and twelve months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, due to a variety of factors discussed in the Forward-Looking Statements located in Part I Item 2 of this report.

Note 3 – Other Regulatory Assets and Liabilities

The Company has other regulatory assets in addition to purchased-gas adjustments that are described in Note 1 of the financial statements included in its 2005 Annual Report filed on Form 10-K. The Company recovers these costs but does not generally receive a return on these assets.

Following is a description of the Company’s regulatory assets:

•

Gains and losses on the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the retired debt. The reacquired debt costs had a weighted-average life of approximately 11 years as of September 30, 2006.

•

Questar Gas has a regulatory asset that represents future expenses related to abandonment of Wexpro-operated gas and oil wells. The regulatory asset will be reduced over an 18 year period following an amortization schedule that commenced January 1, 2003, or as cash is paid to plug and abandon wells.

•

Production taxes on cost-of-service gas production are recorded when the gas is produced and recovered from customers when taxes are paid, generally within 12 months.

•

The costs of complying with pipeline-integrity regulations are recovered in rates subject to a PSCU order effective June 1, 2006. Costs incurred prior to June, 2006 were deferred and will now be recovered over a three-year period. Actual current costs in excess of $1.4 million annually will be deferred and recovered in future rates.

#

Note 4 – Share-Based Compensation

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

Questar and the Company implemented Statement of Financial Accounting Standards 123R “Share Based Payment,” (SFAS 123R) effective January 1, 2006 and chose the modified prospective phase-in method. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. As a result of adopting SFAS 123R, the Company’s income before income taxes for the nine months ended September 30, 2006, was approximately $0.1 million lower than if the Company had continued to account for share-based compensation under APBO 25. The pro forma share-based compensation expense impact for the first nine months of 2005 was $0.1 million.

Transactions involving stock options granted to employees of Questar Gas under the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted-Average Price

Balance at January 1, 2006	651,646	$15.00 – $28.01	$25.06
Exercised	(178,426)	15.00 – 28.01	24.34
Employee transfer	(4,500)	27.11	27.11
Balance at September 30, 2006	468,720	$15.00 – $28.01	$25.31

The number of unvested stock options held by employees of Questar Gas decreased by 61,250 shares in the first nine months of 2006.

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding at Sept. 30, 2006	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Sept. 30, 2006	Weighted-average exercise price

$15.00 – $17.00	46,798	3.2	$15.89	46,798	$15.89
19.13 – 22.95	88,938	4.8	22.48	88,938	22.48
$27.11 – $28.01	332,984	6.1	27.39	332,984	27.39
	468,720	5.5	$25.31	468,720	$25.31

Most restricted shares vest in equal installments over a three to five year period from the grant date. Several grants vest in a single installment after a specified period. The weighted average vesting period of unvested restricted shares at September 30, 2006, was 18 months. Transactions involving restricted shares in the LTSIP in the first nine months of 2006 are summarized below:

#

			Weighted Average
	Shares	Price Range	Price

Balance at January 1, 2006	21,700	$34.90 – $51.00	$42.84
Granted	9,350	73.50	73.50
Distributed	(3,671)	34.90	34.90
Balance at September 30, 2006	27,379	$34.90 – $73.50	$54.37

Note 5 – Questar Gas Rate Changes

In October 2006, the PSCU approved a pilot program for a “conservation enabling tariff” (CET) effective January 1, 2006, to promote energy conservation. The Company’s prior rate structure penalized the Company for declining usage per customer and rewarded the Company for increasing usage per customer. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. These adjustments will be limited to one percent of total revenues for the first year. The program will be reviewed after one year. Questar Gas recorded a $0.6 million revenue reduction in the third quarter of 2006 to recognize the impact of the CET. Questar Gas will propose energy efficiency programs to reduce customers’ natural gas consumption.

Effective June 1, 2006, the PSCU approved a settlement of other issues and ordered Questar Gas to reduce the nongas portion of customer rates by $9.7 million to reflect a reduction in depreciation rates, a change in capital structure, and recovery of pipeline integrity costs.

Note 6 – Recent Accounting Development

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement 109 “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective January 1, 2007. The Company is evaluating the effect, if any, that FIN 48 will have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates information as to Questar Gas financial condition provided in its 2005 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three-, nine-and twelve-month periods ended September 30, 2006 and 2005. For definitions of commonly used gas and oil terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in our 2005 Annual Report on Form 10-K.

Summary

Questar Gas seasonal net loss narrowed by 7% in the third quarter of 2006, while net income for the first nine months of 2006 increased 27% compared with the 2005 periods. For the 12 months ended September 30, 2006, net income was $40.1 million, up $5.8 million from the year earlier period. Third quarter 2006 results reflect continued customer growth and lower bad debt and depreciation expenses. In June 2006, Questar Gas implemented lower customer rates, primarily due to reduced depreciation rates.

#

Due to the seasonal nature of Questar Gas revenues, the change in customer rates and depreciation expense increased third quarter 2006 net income by $1.0 million. This seasonal shift is expected to reverse in the fourth quarter of 2006. The 2006 results also benefited from the recovery of $3.6 million gas-processing costs that were not recognized in 2005 results until the fourth quarter.

Results of Operations

Following is a summary of Questar Gas financial and operating results for the third quarter, first nine months and trailing twelve months ended September 30, 2006 compared with the same periods of 2005:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005
			(in thousands)
OPERATING INCOME
Revenues
Residential and commercial sales	$ 86,499	$ 87,849	$690,390	$541,632	$1,016,552	$790,089
Industrial sales	2,620	9,873	20,626	28,974	31,759	40,632
Transportation for industrial customers	1,565	1,321	4,571	4,226	6,225	5,780
Other (primarily offsets gas costs)	10,019	12,301	36,722	33,876	51,612	43,070
Total revenues	100,703	111,344	752,309	608,708	1,106,148	879,571
Cost of natural gas sold	72,649	81,042	581,757	444,998	856,932	644,305
Margin	28,054	30,302	170,552	163,710	249,216	235,266
Operating expenses
Operating and maintenance	16,664	17,998	55,062	53,869	75,027	70,475
General and administrative	10,237	9,480	30,596	30,526	39,322	39,672
Depreciation and amortization	8,951	11,875	31,116	34,073	42,871	44,801
Other taxes	3,475	3,468	10,809	9,932	11,890	10,562
Total operating expenses	39,327	42,821	127,583	128,400	169,110	165,510
Operating income (loss)	($ 11,273)	($ 12,519)	$ 42,969	$ 35,310	$ 80,106	$ 69,756

OPERATING STATISTICS
Natural gas volumes (in Mdth)
Residential and commercial sales	8,751	9,081	67,708	65,843	98,175	97,194
Industrial sales	362	1,348	2,639	4,445	3,875	6,360
Transportation for industrial customers	9,560	7,218	25,429	22,941	33,693	31,412
Total deliveries	18,673	17,647	95,776	93,229	135,743	134,966
Natural gas revenue (per dth)
Residential and commercial sales	$9.88	$9.67	$10.20	$8.23	$10.35	$8.13
Industrial sales	7.23	7.32	7.82	6.52	8.19	6.39
Transportation for industrial customers	$0.16	$0.18	$ 0.18	$0.18	$ 0.18	$0.18
Heating degree days colder (warmer) than normal	69%	16%	(5%)	(2%)	(5%)	(2%)
Average temperature adjusted usage
per customer (dth)	7.9	8.8	76.4	76.9	112.8	115.6
Customers at September 30,	835,025	803,196

Margin Analysis

Questar Gas margin (revenues less gas costs) decreased $2.2 million in the third quarter and increased $6.8 million in the first nine months of 2006 and $14.0 million for the 12 months ended September 30, 2006, compared to the same periods of 2005. Following is a summary of major changes in Questar Gas margin:

	3 Months Ended Sept. 30, 2006 Compared with 2005	9 Months Ended Sept. 30, 2006 Compared with 2005	12 Months Ended Sept. 30, 2006 Compared with 2005
	(in thousands)

New customers	$ 473	$ 4,569	$ 6,747
Conservation enabling tariff adjustment	(640)	(640)	(640)
Gas processing revenues collected from customers	999	3,604	8,468
Change in rates	(804)	(1,360)	(1,360)
Recovery of bad debt gas costs	(1,166)	(363)	887
Change in unbilled estimate	(2,329)	(2,329)	(2,329)
Other	1,219	3,361	2,177
Increase (decrease)	($2,248)	$ 6,842	$13,950

Temperature-adjusted usage per customer was down 10% in the third quarter, 1% in the first nine months, of 2006 and 2% in the 12 months ended September 30, 2006, compared with the 2005 periods. The impact on the company’s margin from changes in usage per customer has been mitigated by a conservation enabling tariff that was approved by the PSCU in October 2006. Questar Gas recorded a reduction in margin of $0.6 million in the third quarter of 2006 to reflect the impact of changes in usage per customer for the 2006 year-to-date period. See Part I Item 1 Note 5 for a discussion of the conservation enabling tariff.

Effective June 1, 2006, Utah customer rates were reduced by $9.7 million per year, primarily to reflect changes in the company’s depreciation rates. Due to typically low customer usage in the third quarter, the effect of the reduced tariff had little impact on revenues; however, lower depreciation rates caused expenses to decline and resulted in a $1.0 million increase in net income. This effect is expected to reverse with higher usage in the fourth quarter. See Note 5 for a discussion of the rate changes.

Weather, as measured in degree days, was 69% colder than normal in the third quarter of 2006 compared with 16% colder than normal in the third quarter of 2005. For the first nine months of 2006, weather was 5% warmer than normal compared with 2% warmer than normal in 2005. Weather was 5% warmer than normal in the 12 months ended September 30, 2006, compared to 2% warmer than normal in the 2005 period. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations. At September 30, 2006, Questar Gas was serving 835,025 customers, up from 824,447 at December 31, 2005.

Industrial deliveries (including sales and transportation) increased 16% in the third quarter of 2006, 2% in the first nine months of 2006 and declined 1% in the 12 months ended September 30, 2006, compared to 2005. Questar Gas receives approximately the same margin from industrial sales and transportation.

As discussed below, Questar Gas received rate coverage for $1.0 million of gas-processing costs in the third quarter of 2006 $3.6 million for the first nine months of 2006. Rate coverage for costs incurred in the prior year was not recognized until the fourth quarter of 2005, pursuant to a February 2006 regulatory order.

#

Expenses

Cost of natural gas sold decreased 10% in the third quarter of 2006 and increased 31% in the first nine months of 2006 compared with 2005 periods due primarily to changes in gas purchase expenses per dth. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of September 30, 2006, Questar Gas had a $29.3 million over collection balance in the purchased-gas adjustment account representing gas costs recovered from customers in excess of costs incurred. In November 2005, rates were increased significantly to recover increased gas costs caused by the Gulf Coast hurricanes. Questar Gas reduced rates in Utah and Wyoming effective November 1, 2006, by more than the prior year increases.

Operating, maintenance, general and administrative expenses decreased 2% in the third quarter of 2006, increased 1% in the first nine months and 4% in the 12 months ended September 30, 2006, compared to 2005 periods. Bad debt costs were lower in the 2006 periods due to increased collections. Operating, maintenance, general and administrative expenses per customer were $103 in the first nine months of 2006 compared with $105 in the first nine months of 2005.

Depreciation expense decreased 25% in the third quarter of 2006, 9% in the first nine months and 4% in the 12 months ended September 30, 2006, compared to 2005 periods. As explained in Part I Item 1 Financial Statements Note 5, Questar Gas reduced its depreciation rates effective June 1, 2006, in accordance with a PSCU order. This offsets the depreciation impact of plant additions from customer growth.

Gas processing cost recovery

In October 2005, Questar Gas, the Utah Division of Public Utilities and the Committee of Consumer Services submitted a stipulation to the PSCU to resolve issues related to the recovery of gas-processing costs. The PSCU held a hearing on October 20, 2005, and issued an order on January 6, 2006, approving the stipulation beginning on February 1, 2005. The stipulation provides for the recovery of 90% of the non fuel cost of service for processing and 100% of the fuel costs up to 360 Mdth per year. Half of the third-party processing revenues are shared with customers after the first $0.4 million. In the fourth quarter of 2005, Questar Gas reduced expenses for recovery of gas costs by $4.9 million for the period from February 1, 2005 to December 31, 2005. A request to the PSCU for rehearing of this issue was denied. The individuals who filed this request have appealed the issue to the Utah Supreme Court.

Rate Matters

See Part I Item 1 Financial Statements Note 5 for a discussion of the Conservation Enabling Tariff and a rate reduction in Utah.

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

#

current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005;

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Questar Gas is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company’s financial position. An accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Grynberg.  Questar affiliates are involved in various pending lawsuits filed by Jack Grynberg, an independent producer. In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Grynberg has filed qui tam claims against Questar under the federal False Claims Act substantially

#

similar to other cases filed against other industry pipelines and their affiliates which have been consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government.

The defendants filed a motion contending that the court has no jurisdiction over the case because Grynberg cannot satisfy the statutory requirements for jurisdiction. The defendants argued that Grynberg’s allegations were publicly disclosed prior to the filing of his complaint and that Grynberg is not the “original source” of the information on which the allegations are based. The Special Master appointed in the case issued a Report and Recommendation to the district court recommending dismissal of the Questar defendants, except for one small entity acquired by Questar Gas after these cases were filed. By order dated October 20, 2006, the district court granted defendants motion and dismissed all of Grynberg’s claims against all the defendants for lack of jurisdiction. The judge found that Grynberg was not the “original source” and therefore could not bring the action. Grynberg will likely file a notice of appeal.

In Grynberg and L & R Exploration Venture v. Questar Pipeline Co., Civil No. 97CV0471 (D. Wyo.) Grynberg brought breach of contract claims, statutory claims and fraud claims against Questar entities related to a certain gas purchase contract for the purchase of gas produced from wells located in Wyoming. In June 2001 the federal district judge entered an order granting partial summary judgment dismissing the antitrust claims from the case. By order dated September 12, 2006, the judge also dismissed the fraud claims and ratable-take claims. The breach of contract claims are the only issues remaining to be decided. Grynberg filed a notice of appeal on October 11, 2006.

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

QUESTAR GAS COMPANY

(Registrant)

November 9, 2006

/s/Alan K. Allred

Alan K. Allred

President and Chief Executive Officer

November 9, 2006

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

Exhibit 31.1.

CERTIFICATION

I, A. K. Allred, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending September 30, 2006;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

#

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

November 9, 2006

/s/A. K. Allred

A. K. Allred

President and Chief Executive Officer

Exhibit 31.2.

#

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending September 30, 2006;

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

#

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

November 9, 2006

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Gas Company (the Company) on Form 10-Q for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), Alan K. Allred, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR GAS COMPANY

November 9, 2006

/s/Alan K. Allred

Alan K. Allred

President and Chief Executive Officer

November 9, 2006

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

#