Form 10-K
period 2006-12-31
QUESTAR GAS CO
filed 2007-03-20
CIK 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

QUESTAR GAS COMPANY

STATE OF UTAH                                      1-935                                   87-0155877

(State or other jurisdiction of            (Commission File No.)             (I.R.S. Employer

incorporation or organization)                                                          Identification No.)

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

 (Check one): Large accelerated filer [  ]                Accelerated filer [  ]                         Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [X]

Aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter (June 30, 2006):  $0.

On February 28, 2007, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding. (All shares are owned by Questar Corporation.)

Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

TABLE OF CONTENTS

Page No.

Where You Can Find More Information

4

Forward-Looking Statements

4

Glossary of Commonly Used Terms

5

PART I

Item 1.

BUSINESS

Nature of Business

6

Environmental Matters

7

Employees

7

Item 1A.

RISK FACTORS

7

Item 1B.

UNRESOLVED STAFF COMMENTS

9

Item 2.

PROPERTIES

9

Item 3.

LEGAL PROCEEDINGS

9

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS (omitted)

10

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

10

Item 6.

SELECTED FINANCIAL DATA (omitted)

10

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

10

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

14

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

14

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

32

Item 9A.

CONTROLS AND PROCEDURES

32

Item 9B.

OTHER INFORMATION

33

QUESTAR GAS 2006 FORM 10-K

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE

REGISTRANT (omitted)

33

Item 11.

EXECUTIVE COMPENSATION (omitted)

33

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (omitted)

33

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE (omitted)

33

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

33

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

33

SIGNATURES

35

QUESTAR GAS 2006 FORM 10-K

Where You Can Find More Information

Questar Gas Company (Questar Gas or the Company) is a wholly-owned subsidiary of Questar Corporation (Questar). Both Questar and Questar Gas file annual, quarterly, and current reports with the Securities and Exchange Commission (SEC). Questar also regularly files proxy statements and other documents with the SEC. The public may read and copy these reports and other materials filed with the SEC at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549-0213. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC also maintains a web site that contains information filed electronically that can be accessed over the Internet at www.sec.gov.

Interested parties can also access financial and other information via Questar’s web site at www.questar.com. Questar and Questar Gas make available, free of charge, through the web site copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. Questar’s web site also contains Statements of Responsibility for Board Committees, Corporate Governance Guidelines and its Business Ethics and Compliance Policy.

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

Questar Gas undertakes no obligation to publicly correct or update the forward-looking statements in this Annual Report, in other documents, or on the web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

QUESTAR GAS 2006 FORM 10-K

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

PSCU

Public Service Commission of Utah

PSCW

Public Service Commission of Wyoming

reservoir

A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

QUESTAR GAS 2006 FORM 10-K

FORM 10-K

ANNUAL REPORT, 2006

PART I

ITEM 1.  BUSINESS.

Nature of business

Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. As of December 31, 2006, Questar Gas was serving 850,542 sales and transportation customers. Questar Gas is the only non-municipal gas-distribution utility in Utah, where over 96% of its customers are located. The PSCU, the PSCW and the Public Utility Commission of Idaho have granted Questar Gas the necessary regulatory approvals to serve these areas. Questar Gas also has long-term franchises granted by communities and counties within its service area.

Questar Gas growth is tied to the economic growth of Utah and southwestern Wyoming. It has over 90% of the load for residential space heating and water heating in its service area. During 2006, Questar Gas added 26,095 customers, a 3.2% increase.

Questar Gas’s sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 dth per year) consumes over 77% of total gas requirements in the coldest six months of the year. Questar Gas, however, has a weather-normalization mechanism for its general-service customers. This mechanism adjusts the nongas portion of a customer’s monthly bill as the actual heating-degree days in the billing cycle are warmer or colder than normal. This mechanism reduces dramatic fluctuations in any given customer’s monthly bill from year to year and reduces fluctuations in Questar Gas gross margin.

In October 2006, the PSCU approved a pilot program for a conservation enabling tariff (CET) effective January 1, 2006, to promote energy conservation. Under the Company’s prior rate structure, nongas revenues were tied to volumes. Revenues increased when customer usage increased and declined when usage declined. Under the CET, Questar Gas nongas revenues are decoupled from the volume of gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. These adjustments will be limited to one percent of total revenues for the first year. The program will be reviewed after one year. Questar Gas recorded a $1.7 million revenue reduction in 2006 to recognize the impact of the CET.

In January 2007, the PSCU approved a demand-side management program (DSM) effective January 1, 2007. Under the DSM, Questar Gas will more proactively encourage its customers to conserve natural gas through advertising, rebates for efficient homes and appliances, and energy audits. The costs of the DSM will be deferred and recovered from customers through periodic rate adjustments.

Questar Gas minimizes gas-supply risk with cost-of-service natural gas reserves. During 2006, Questar Gas satisfied 43% of its supply requirements with cost-of-service gas and associated royalty-interest volumes. Wexpro, an affiliate, produces cost-of-service gas, which is then gathered by Questar Gas Management, an affiliate, and transported by Questar Pipeline, an affiliate. See Item 2 of Part I and Note 13 to the financial statements included in Item 8 of Part II of this Annual Report for more information on cost-of-service proved reserves. Questar Gas also has a balanced and diversified portfolio of supply contracts for natural gas produced in Wyoming, Colorado, and Utah. Questar Gas has regulatory approval to include costs associated with hedging activities in its balancing account for pass-through treatment.

Questar Gas has designed its distribution system and annual gas-supply plan to handle design-day demand requirements. It periodically updates its design-day demand, the volume of gas that firm customers could use during extremely cold weather. For the 2006-07 heating season, Questar Gas used a design-day demand of 1.2 MMdth for firm customers.

QUESTAR GAS 2006 FORM 10-K

Questar Gas has long-term contracts for transportation and storage capacity at Questar Pipeline’s Clay Basin gas-storage complex and at three Questar Pipeline-owned aquifer-storage facilities, which the Company uses to meet peak-day requirements. Questar Gas also has contracts to take deliveries at several locations on the Kern River Pipeline.

Regulation

As a public utility, Questar Gas is subject to the jurisdiction of the PSCU and PSCW. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions. Questar Gas is authorized to earn a return on equity of 11.2% in Utah and 11.83% in Wyoming. Both the PSCU and PSCW permit Questar Gas to recover gas costs through a balancing-account procedure and to reflect natural gas-price changes on a periodic, generally semi-annual basis. Questar Gas has also received permission from the PSCU and PCSW to recover in its gas costs specific costs associated with derivative contracts.

Questar Gas has significant relationships with affiliates that have allowed it to lower its costs and improve efficiency. Transactions between Questar Gas and its affiliates are subject to greater scrutiny by regulators. See Note 8 of the financial statements included in Item 8 of Part II in this Annual Report for a discussion of gas-processing cost coverage.

Questar Gas is subject to the requirements of the Pipeline Safety Improvement Act. Questar Gas estimates that it will cost $4.0 to $5.0 million per year to comply with the Act, not including costs of pipeline replacement if necessary. The PSCU has allowed Questar Gas to recover $2.0 million per year of these costs beginning June 2006 and to record a regulatory asset for additional incremental operating costs incurred to comply with this Act.

Competition

Questar Gas currently does not face direct competition from other distributors of natural gas for residential and commercial customers in its service territory. Natural gas has historically enjoyed a favorable price comparison with other energy sources used by residential and commercial customers with the notable exceptions of electricity from coal-fired power plants and occasionally fuel oil when oil prices are low. It provides transportation service to industrial customers that can buy gas directly from others. Questar Gas earns lower margins on this transportation service than firm-sales service and could lose customers to competitor, Kern River Pipeline.

Environmental Matters

A discussion of Questar Gas’s environmental matters is included in Item 3 of Part I of this Annual Report.

Employees

At December 31, 2006, Questar Gas had 1,175 employees compared with 1,170 a year earlier.

ITEM 1A. RISK FACTORS.

Investors should read carefully the following factors as well as the cautionary statements referred to in “Forward-Looking Statements” herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report actually occur, the Company’s business, financial condition or results of operation could be materially adversely affected.

Questar Gas faces the same risks as other local-distribution companies. These risks include revenue variations based on seasonal changes in demand, access to sufficient gas supplies, declining residential usage per customer, adequate distribution facilities and adverse regulatory decisions. The risk of weather has been mitigated by the weather-normalization adjustment. The risk of declining usage has been mitigated by the conservation enabling tariff.

Questar Gas is subject to complex regulations on many levels. The Company is subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and tend to become more onerous over time. In addition to the costs of compliance, substantial costs may be incurred to take corrective actions at both owned and previously-owned facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, the Company may incur significant costs in

QUESTAR GAS 2006 FORM 10-K

cases where past operations followed practices that were considered acceptable at the time but that now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions.

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

Distribution operations involve numerous risks that might result in accidents and other operating risks and costs. There are inherent operating risks and hazards in the Company’s operations, such as fires, earthquakes, leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of these risks and losses. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. Certain segments of the Company’s pipelines run through such areas. In spite of the Company’s precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on the financial position and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to the Company’s customers. Such circumstances could adversely impact the Company’s ability to meet contractual obligations and retain customers.

Gas and oil reserve estimates are imprecise and subject to revision. Cost-of-service proved natural gas and oil reserve estimates are prepared annually by Wexpro’s reservoir engineers. Gas and oil reserve estimates are subject to numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and timing of development expenditures. The accuracy of these estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are imprecise and will change as additional information becomes available. Estimates of economically recoverable reserves and future net cash flows prepared by different engineers, or by the same engineers at different times may vary significantly. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. In addition, the estimation process also involves economic assumptions relating to commodity prices, production costs, severance and other taxes, capital expenditures and remedial costs. Actual results most likely will vary from the estimates.

Questar Gas is dependent on bank credit facilities and continued access to capital markets to successfully execute its operating strategies. Questar also relies on access to short-term commercial paper markets. The Company is dependent on these capital sources to provide financing for certain projects. The availability and cost of these credit sources is cyclical, and these capital sources may not remain available or the Company may not be able to obtain money at a reasonable cost in the future. Questar’s bank loans are floating-rate debt. From time-to-time the Company may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. The interest rates on bank loans and commercial paper are tied to debt credit ratings of Questar and its subsidiaries published by Standard & Poor’s and Moody’s. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of money from banks and other sources. Management believes it is important to maintain investment-grade credit ratings to conduct the Company’s businesses, but may not be able to keep investment-grade ratings.

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

QUESTAR GAS 2006 FORM 10-K

by accounting standard-setting bodies; terrorist attacks or acts of war; changes in business or financial condition; changes in credit ratings; and availability of financing for Questar Gas.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Questar Gas distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, including the metropolitan Salt Lake area, Provo, Park City, Ogden, and Logan. It also serves customers throughout the state, including the cities of Price, Roosevelt, Vernal, Moab, Monticello, Fillmore, Cedar City and St. George. Questar Gas supplies natural gas to the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer and Diamondville and the southeastern Idaho community of Preston. To supply these communities Questar Gas owns and operates distribution systems and has a total of 25,527 miles of street mains, service lines and interconnecting pipelines. Questar Gas has a major operations center in Salt Lake City, and has operations centers, field offices and service-center facilities through other parts of its service area.

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

Grynberg Cases

Questar affiliates are involved in various pending lawsuits filed by Jack Grynberg, an independent producer. In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Grynberg filed qui tam claims against Questar under the federal False Claims Act that were substantially similar to other cases filed against other industry pipelines and their affiliates. The cases were consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government.

The defendants filed a motion contending that the court has no jurisdiction over the case because Grynberg cannot satisfy the statutory requirements for jurisdiction. The defendants argued that Grynberg’s allegations were publicly disclosed prior to the filing of his complaint and that Grynberg is not the “original source” of the information on which the allegations are based. By order dated October 20, 2006, the district court granted defendants motion and dismissed all of Grynberg’s claims against all the defendants for lack of jurisdiction. The judge found that Grynberg was not the “original source” and therefore could not bring the action. Grynberg has appealed the case to the U.S. Tenth Circuit Court of Appeals.

In Grynberg and L & R Exploration Venture v. Questar Pipeline Co., Civil No. 97CV0471 (D. Wyo.), Grynberg brought breach of contract claims, statutory claims and fraud claims against Questar entities related to a certain gas purchase contract for the purchase of gas produced from wells located in Wyoming. In December, 1998, the federal district court granted Questar’s motion for partial summary judgment on a contract termination issue and in June 2001, the court granted partial summary judgment dismissing the antitrust claims from the case. By order dated September 12, 2006, the judge also dismissed the fraud claims and ratable-take claims. The breach of contract claims are the only issues remaining to be decided. Grynberg has appealed the case to the U.S. Tenth Circuit Court of Appeals.

Environmental Matters

Questar Gas is listed as a responsible party at sites involving hazardous wastes.

QUESTAR GAS 2006 FORM 10-K

Regulatory Proceedings

See Note 8 to the financial statements included in Item 8 of Part II of this Annual Report for information concerning various regulatory proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company, as a wholly-owned subsidiary of a reporting company under the Securities Exchange Act, is entitled to omit the information in this Item.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS.

All of the Company’s outstanding shares of common stock, $2.50 par value, are owned by Questar. Information concerning the dividends paid on such stock and the ability to pay dividends is reported in the Statements of Common Shareholder’s Equity and the notes accompanying the financial statements included in Item 8 of Part II of this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company, as a wholly-owned subsidiary of a reporting company under the Securities Exchange Act, is entitled to omit information requested in this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Summary

Questar Gas net income increased 3% in 2006 versus 2005 and 14% in 2005 versus 2004. The 2006 results reflect continued customer growth and lower bad debt and depreciation expense. Higher 2005 revenues resulted from a record addition of 30,330 customers.

Results of Operation

Questar Gas reported net income of $37.0 million for 2006 compared with $36.0 million in 2005, a 3% increase, and $31.5 million in 2004. Operating income increased $2.4 million, or 3%, in the 2006 to 2005 comparison due primarily to higher margins from customer growth and lower bad debt and depreciation expenses. Following is a summary of Questar Gas’s financial and operating results:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
OPERATING INCOME
Revenues
Residential and commercial sales	$ 988.4	$867.8	$680.7
Industrial sales	23.5	40.1	49.1
Transportation for industrial customers	6.7	5.9	6.4
Service	7.1	6.6	5.3
Other	38.9	42.1	22.7
Total revenues	1,064.6	962.5	764.2
Cost of natural gas sold	821.8	720.2	536.1
Margin	242.8	242.3	228.1
Operating expenses
Operating and maintenance	73.2	73.7	69.2
General and administrative	41.9	39.3	35.6

QUESTAR GAS 2006 FORM 10-K

Rate-refund obligation			4.1
Depreciation and amortization	40.9	45.8	42.0
Other taxes	11.6	11.0	9.8
Total operating expenses	167.6	169.8	160.7
Net loss from asset sales	(0.3)		(0.2)
Operating income	$ 74.9	$ 72.5	$ 67.2

OPERATING STATISTICS
Natural gas volumes (MMdth)
Residential and commercial sales	102.2	96.3	93.0
Industrial sales	3.1	5.7	8.8
Transportation for industrial customers	35.5	31.2	34.3
Total industrial	38.6	36.9	43.1
Total deliveries	140.8	133.2	136.1

Natural gas revenue (per dth)
Residential and commercial	$9.67	$9.01	$7.32
Industrial sales	7.64	7.06	5.56
Transportation for industrial customers	0.19	0.19	0.19
System natural gas cost (per dth)	$ 6.54	$6.46	$5.20
Temperatures – colder (warmer) than normal	(2%)	(3%)	3%
Temperature-adjusted usage per customer (dth)	113.6	113.3	114.9
Customers at December 31, (in thousands)	850.5	824.4	794.1

Margin Analysis

Questar Gas’s margin (revenues less gas costs) increased $0.5 million in 2006 compared to 2005, and $14.2 million in 2005 compared with 2004. Following is a summary of major changes in Questar Gas’s margin for 2006 compared to 2005 and 2005 compared to 2004:

	Change in Margin
	2005 to 2006	2004 to 2005
	(in millions)
New customers	$ 6.9	$ 6.6
Conservation enabling tariff	(1.7)
Change in usage per customer	0.5	(1.6)
Interest on past-due receivables	0.6	1.2
Change in rates	(4.9)
Gas-processing revenues collected from customers	0.7	0.9
Recovery of gas-cost portion of bad-debt costs	(2.8)	2.1
Other, including shifting between rate classes	1.2	5.0
Increase	$ 0.5	$14.2

Temperature-adjusted usage per customer increased less than 1% in 2006 compared to 2005 and decreased 1% in 2005 compared to 2004. The impact on the Company’s margin from changes in usage per customer has been mitigated by a conservation enabling tariff that was approved by the PSCU in October 2006, effective back to the beginning of 2006. Questar Gas recorded a reduction in margin of $1.7 million in 2006 to reflect the impact of changes in usage per customer. See Note 8 to the financial statements included in Item 8 of Part II of this Annual Report for a discussion of the conservation enabling tariff.

QUESTAR GAS 2006 FORM 10-K

Effective June 1, 2006, Utah customer rates were reduced by $9.7 million per year, primarily to reflect changes in the Company’s depreciation rates. Questar Gas realized $4.9 million in reduced revenues from this rate change during the last seven months of 2006. Depreciation expense was approximately $5.3 million lower for this seven-month period as a result of the depreciation rate change. See Note 8 to the financial statements included in Item 8 of Part II of this Annual Report for a discussion of the rate changes.

Weather, as measured in degree days, was 2% and 3% warmer than normal in 2006 and 2005, respectively compared with 3% colder than normal in 2004. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations. At December 31, 2006, Questar Gas was serving 850,542 customers, up from 824,447 at December 31, 2005.

Industrial deliveries (including sales and transportation) increased 5% in 2006 compared to 2005. Industrial deliveries declined 14% in 2005 compared with 2004 primarily driven by lower power-generation requirements and customers changing to the residential and commercial rate schedules.

Expenses

Cost of natural gas sold increased 14% in 2006 compared to 2005 due primarily to higher gas purchase expenses per dth and a 3% increase in volumes sold. Cost of natural gas sold increased 34% in 2005 compared with 2004. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of December 31, 2006, Questar Gas had a $34.3 million over-collection balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred. In November 2005, rates were increased significantly to recover increased gas costs caused by the Gulf Coast hurricanes. Questar Gas reduced rates in Utah and Wyoming effective November 1, 2006, by more than the prior year increases.

Operating, maintenance, general and administrative expenses increased 2% in 2006 compared to 2005 due primarily to higher labor costs offset by lower bad debt costs. These expenses increased 8% in 2005 compared to 2004 due to higher labor costs and bad debt costs. Operating, maintenance, general and administrative expenses per customer were $135 in 2006 compared to $137 in 2005 and $132 in 2004.

Depreciation expense decreased 11% in 2006 compared to 2005 primarily as a result of reduced depreciation rates effective June 1, 2006, in accordance with a PSCU order as discussed above. This offsets the depreciation impact of plant additions from customer growth, which caused depreciation expense to increase 9% in 2005 compared with 2004.

Rate Matters

See Note 8 to the financial statements included in Item 8 of Part II of this Annual Report for a discussion of the conservation enabling tariff, a rate reduction in Utah and recovery of gas processing costs. Questar Gas is subject to the requirements of the Pipeline Safety Improvement Act. Questar Gas estimates that it will cost $4.0 to $5.0 million per year to comply with the act, not including costs of pipeline replacement if necessary. The PSCU has allowed Questar Gas to recover $2.0 million per year of these costs beginning June 2006 and to record a regulatory asset for additional incremental operating costs incurred to comply with this Act.

Investing Activities

Following is a summary of Questar Gas capital expenditures for 2006 and 2005 and a forecast for 2007:

	Year Ended December 31,
	2007 Forecast	2006	2005
	(in millions)
Distribution system and customer additions	$ 99.0	$ 84.5	$ 46.9
General	17.4	12.7	17.0
Change in capital expenditure accruals		(10.5)	4.0
Total capital expenditures	$116.4	$ 86.7	$ 67.9

QUESTAR GAS 2006 FORM 10-K

During 2006, Questar Gas added 818 miles of main, feeder and service lines to provide service to 26,095 new customers.

Contractual Cash Obligations and Other Commitments

Questar Gas enters into a variety of contractual cash obligations and other commitments in the course of ordinary business activities. The following table summarizes the Company’s significant contractual cash obligations as of December 31, 2006:

	Payments Due by Year
	Total	2007	2008-2009	2010-2011	After 2011
	(in millions)
Long-term debt	$ 323.0	$ 10.0	$ 43.0	$ 50.0	$220.0
Gas-purchase contracts	291.5	169.8	95.5	26.2
Transportation and storage contracts	818.8	77.0	149.5	148.6	443.7
Lease obligation	15.3	2.4	5.1	5.2	2.6
Total	$1,448.6	$259.2	$293.1	$230.0	$666.3

Critical Accounting Policies, Estimates and Assumptions

Questar Gas’s significant accounting policies are described in Note 1 to the financial statements included in Item 8 of Part II of this Annual Report. The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following accounting policies may involve a higher degree of complexity and judgment on the part of management.

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

Questar Gas tariff provides for monthly adjustments to customer bills to approximate the impact of normal temperatures on nongas revenues. Questar Gas estimates the weather-normalization adjustment for the unbilled revenue each month. The weather-normalization adjustment is evaluated each month and reconciled on an annual basis in the summer to agree with the amount billed to customers. In 2006, the PSCU approved a pilot program for a conservation enabling tariff effective January 1, 2006, to promote energy conservation. Under the CET, Questar Gas nongas revenues are decoupled from the volume of gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. These adjustments will be limited to one percent of total revenues for the first year.

Rate Regulation

Regulatory agencies establish rates for the transportation, distribution and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. Questar Gas follows SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” that requires the recording of regulatory assets and liabilities by companies subject to cost-based regulation. The PSCU and PSCW have accepted the recording of regulatory assets and liabilities.

Recent Accounting Developments

Refer to Note 1 accompanying the financial statements in Item 8 of Part II of this Annual Report for a discussion of recent accounting developments.

QUESTAR GAS 2006 FORM 10-K

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

Credit Risk

Questar Gas requires deposits from customers that pose unfavorable credit risks. No single customer accounted for a significant portion of revenue in 2006.

Interest-Rate Risk

The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The Company had $273.0 million of fixed-rate long-term debt with a fair value of $277.0 million at December 31, 2006. A year earlier the Company had $273.0 million of fixed-rate long-term debt with a fair value of $286.6 million. If interest rates would have declined 10%, fair value would increase to $285.1 million in 2006 and $295.3 million in 2005. The fair value calculations do not represent the cost to retire the debt securities. In addition, the Company held $50.0 million of variable-rate long-term at December 31, 2006. The Company also borrows funds on a short-term basis with variable interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page No.

Financial Statements:

Report of Independent Registered Public Accounting Firm

15

Statements of Income, three years ended December 31, 2006

16

Balance Sheets at December 31, 2006 and 2005

17

Statements of Common Shareholder’s Equity, three years ended

December 31, 2006

19

Statements of Cash Flows, three years ended December 31, 2006

20

Notes Accompanying the Financial Statements

21

Financial Statement Schedules:

For the three years ended December 31, 2006

Valuation and Qualifying Accounts

32

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

QUESTAR GAS 2006 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 2006 and 2005, and the related statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, Questar Gas Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment, under the modified prospective phase-in method, effective January 1, 2006.

/s/ Ernst & Young LLP

Salt Lake City, UT

February 26, 2007

QUESTAR GAS 2006 FORM 10-K

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
	Year Ended December 31,
	2006	2005	2004
		(in millions)
REVENUES
From unaffiliated customers	$1,059.1	$956.4	$759.5
From affiliated companies	5.5	6.1	4.7
TOTAL REVENUES	1,064.6	962.5	764.2

OPERATING EXPENSES
Cost of natural gas sold
From unaffiliated parties	569.8	484.2	324.4
From affiliated companies	252.0	236.0	211.7
Total cost of natural gas sold	821.8	720.2	536.1
Operating and maintenance	73.2	73.7	69.2
General and administrative	41.9	39.3	35.6
Depreciation and amortization	40.9	45.8	42.0
Rate-refund obligation			4.1
Other taxes	11.6	11.0	9.8
TOTAL OPERATING EXPENSES	989.4	890.0	696.8
Net loss from asset sales	(0.3)		(0.2)
OPERATING INCOME	74.9	72.5	67.2
Interest and other income	6.6	5.0	3.8
Interest expense	(22.6)	(20.2)	(19.7)
INCOME BEFORE INCOME TAXES	58.9	57.3	51.3
Income taxes	21.9	21.3	19.8
NET INCOME	$ 37.0	$ 36.0	$ 31.5

See notes accompanying the financial statements

QUESTAR GAS 2006 FORM 10-K

QUESTAR GAS COMPANY
BALANCE SHEETS
	December 31,
	2006	2005
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 3.6	$ 3.2
Accounts receivable, net	83.3	101.2
Unbilled gas accounts receivable	67.5	86.2
Accounts receivable from affiliates	2.1	2.1
Federal income taxes recoverable		5.5
Inventories, at lower of average cost or market
Gas stored underground	50.2	57.5
Materials and supplies	7.8	6.6
Prepaid expenses and other	2.1	2.9
Purchased-gas adjustments		39.8
Deferred income taxes – current	1.7
Total Current Assets	218.3	305.0

Property, Plant and Equipment
Distribution	1,174.1	1,104.4
Production	89.5	90.0
General	123.4	169.9
Construction work in progress	31.1	19.1
	1,418.1	1,383.4
Less accumulated depreciation and amortization	598.0	616.0
Net Property, Plant and Equipment	820.1	767.4

Other Assets
Regulatory assets	23.0	22.1
Goodwill	5.6	5.6
Other noncurrent assets	6.3	6.5
Total Other Assets	34.9	34.2

Total Assets	$1,073.3	$1,106.6

QUESTAR GAS 2006 FORM 10-K

	December 31,
	2006	2005
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 13.2	$ 77.4
Accounts payable and accrued expenses
Accounts and other payables	126.8	148.6
Accounts payable to affiliates	32.6	27.4
Customer-credit balances	31.4	30.8
Interest	4.3	4.3
Total accounts payable and accrued expenses	195.1	211.1
Fair value of derivative contracts	7.6
Purchased-gas adjustment	34.3
Deferred income taxes - current		14.1
Current portion of long-term debt	10.0
Total Current Liabilities	260.2	302.6

Long-term debt, less current portion	313.0	323.0
Deferred income taxes	118.7	118.0
Customer contributions in-aid of construction	40.0	22.2
Asset retirement obligation	5.3	5.6
Other long-term liabilities	6.5	16.8
Commitments and contingencies - note 9

COMMON SHAREHOLDER’S EQUITY
Common stock - par value $2.50 per share;
authorized 50.0 shares; 9.2 issued and outstanding	23.0	23.0
Additional paid-in capital	116.0	115.3
Retained earnings	190.6	180.1
Total Common Shareholder’s Equity	329.6	318.4

Total Liabilities and Common Shareholder’s Equity	$1,073.3	$1,106.6

  See notes accompanying the financial statements

QUESTAR GAS 2006 FORM 10-K

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings
	(in millions)
Balances at January 1, 2004	$23.0	$121.9	$164.1
2004 net income			31.5
Dividends paid			(25.5)
Balances at December 31, 2004	23.0	121.9	170.1
2005 net income			36.0
Dividends paid			(26.0)
Reverse merger with Questar Regulated Services		(6.6)
Balances at December 31, 2005	23.0	115.3	180.1
2006 net income			37.0
Dividends paid			(26.5)
Share-based compensation		0.7
Balances at December 31, 2006	$23.0	$116.0	$190.6

See notes accompanying the financial statements

QUESTAR GAS 2006 FORM 10-K

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2006	2005	2004
	(in millions)
OPERATING ACTIVITIES
Net income	$ 37.0	$ 36.0	$ 31.5
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	44.8	50.1	45.7
Deferred income taxes	(15.2)	3.7	32.3
Share-based compensation	0.7
Net loss from asset sales	0.3		0.2
Changes in operating assets and liabilities
Accounts receivable	36.6	(53.1)	(5.8)
Inventories	6.2	(14.2)	(22.0)
Prepaid expenses and other	0.8		(0.4)
Accounts payable and accrued expenses	(27.3)	52.2	40.2
Rate-refund obligation		(20.6)	(4.3)
Federal income taxes	6.3	1.2	(9.1)
Purchased-gas adjustments	81.7	(4.0)	(35.3)
Other assets and liabilities	5.3	10.9	4.6
NET CASH PROVIDED FROM OPERATING ACTIVITIES	177.2	62.2	77.6

INVESTING ACTIVITIES
Capital expenditures	(86.7)	(67.9)	(77.0)
Proceeds from (costs of) asset dispositions	0.6	0.6	(3.2)
NET CASH USED IN INVESTING ACTIVITIES	(86.1)	(67.3)	(80.2)

FINANCING ACTIVITIES
Change in notes payable to Questar	(64.2)	(17.8)	43.3
Long-term debt issued		50.0
Long-term debt repaid			(17.0)
Dividends paid	(26.5)	(26.0)	(25.5)
NET CASH (USED IN) PROVIDED FROM
FINANCING ACTIVITIES	(90.7)	6.2	0.8
Change in cash and cash equivalents	0.4	1.1	(1.8)
Beginning cash and cash equivalents	3.2	2.1	3.9
Ending cash and cash equivalents	$ 3.6	$ 3.2	$ 2.1

See notes accompanying the financial statements

QUESTAR GAS 2006 FORM 10-K

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Business

Questar Gas Company (Questar Gas or Company) is a wholly-owned subsidiary of Questar. The Company provides retail natural gas distribution in Utah, southwestern Wyoming and a small portion of southeastern Idaho.

Preparation of Financial Statements

The financial statements of Questar Gas were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for annual reports on Form 10-K and Regulations S-X and S-K.

Use of Estimates

The preparation of financial statements and notes in conformity with GAAP requires management to formulate estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Regulation

Questar Gas is regulated by the PSCU and the PSCW. The Idaho Public Utilities Commission has contracted with the PSCU for rate oversight of Questar Gas operations in a small area of southeastern Idaho. These regulatory agencies establish rates for the transportation and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

The financial statements of rate-regulated businesses are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of other businesses because of cost-allocation methods used in establishing rates. Regulatory assets and liabilities are recorded to reflect these timing differences.

Revenue Recognition

Questar Gas records revenues for gas delivered to residential and commercial customers but not billed as of the end of the accounting period. Unbilled gas deliveries are estimated for the period from the date meters are read to the end of the month. Approximately one-half month of revenue is estimated in any period. Gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses. Questar Gas tariff allows for monthly adjustments to customer bills to approximate the effect of abnormal weather on nongas revenues. The weather-normalization adjustment significantly reduces the impact of weather on gas-distribution earnings. In 2006, the PSCU approved a pilot program for a “conservation enabling tariff” (CET) effective January 1, 2006, to promote energy conservation. Under the CET, Questar Gas nongas revenues are decoupled from the volume of gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. These adjustments will be limited to one percent of total revenues for the first year.

Cash and Cash Equivalents

Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial-bank accounts that result in available funds the next business day.

Purchased-Gas Adjustments and Other Regulatory Assets and Liabilities

Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas may hedge a portion of its natural gas supply to mitigate price fluctuations for gas-distribution customers. The regulatory commissions allow Questar Gas to record periodic mark-to-market adjustments for commodity price derivatives in the purchased-gas-adjustment account.

QUESTAR GAS 2006 FORM 10-K

In addition to purchased-gas adjustments, rate-regulated businesses are permitted to defer recognition of certain costs, which is different from the accounting treatment required of nonrate-regulated businesses. See Note 4 to the financial statements for a description and comparison of regulatory assets and liabilities as of December 31, 2006 and 2005.

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost. Maintenance and repair costs are expensed as incurred.

Major categories of gas-distribution fixed assets are grouped together and depreciated using the straight-line method at rates ranging from 1% to 25% per year. Gains and losses on asset disposals are recorded as adjustments in accumulated depreciation. Gas-production fixed assets are depreciated using the unit-of-production method.

The Company has not capitalized future-abandonment costs on a majority of its long-lived gas-distribution assets because the  Company does not have a legal obligation to restore the area surrounding abandoned assets. In these cases, the regulatory agencies have opted to leave retired facilities in the ground undisturbed rather than excavate and dispose of the assets. Average depreciation, depletion and amortization rates for the year ended December 31, were as follows:

	2006	2005	2004
Distribution plant	3.4%	3.9%	3.7%
Gas wells, per Mcf	$0.11	$0.11	$0.11

Effective June 1, 2006, Utah customer rates were reduced by $9.7 million per year, primarily to reflect changes in the Company’s depreciation rates. Depreciation expense was approximately $5.3 million lower for this seven-month period as a result of the depreciation rate change.

Impairment of Long-Lived Assets

Properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable. Impairment is indicated when a triggering event occurs and the sum of the estimated undiscounted future net cash flows of an evaluated asset is less than the asset’s carrying value. If impairment is indicated, fair value is calculated using a discounted-cash-flow approach. Cash-flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including commodity prices and operating costs.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the amount paid over the fair value of net assets acquired in a business combination and is not subject to amortization. Goodwill is tested for impairment at a minimum of once a year or when a triggering event occurs. If a triggering event occurs, the undiscounted net cash flows of the intangible asset or entity to which the goodwill relates are evaluated. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of the impairment is measured using a discounted-cash-flow model considering future revenues, operating costs, a risk-adjusted discount rate and other factors.

Capitalized Interest and Allowance for Funds Used During Construction

The Company capitalizes the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest costs and the equity portion is recorded in other income. Interest expense was reduced by $0.4 million in 2006 and $0.1 million in 2005 and 2004. No amounts of equity AFUDC were recorded in the three years ended December 31, 2006.

Derivative Instruments

The Company follows the accounting provisions of SFAS 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” Derivative instruments are recorded at fair value. Changes in fair value, which result in gains or losses, are reported in the purchased-gas adjustment account. The Company has a number of contracts that are derivative instruments that are specifically excluded from the provisions of SFAS 133 because they are normal sales and purchase transactions.

QUESTAR GAS 2006 FORM 10-K

Credit Risk

The Company’s primary market area is located in Utah, southwestern Wyoming and southeastern Idaho. Exposure to credit risk may be impacted by the concentration of customers in this area due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit related losses. Loss reserves are periodically reviewed for adequacy and may be established on a specific case basis. Questar Gas estimates bad-debt expense as a percentage of general-service revenues with periodic adjustments. Uncollected accounts are generally written off six months after gas is delivered and interest is no longer accrued.

Bad debt expense amounted to $4.8 million in 2006, $8.6 million in 2005 and $6.2 million in 2004. The allowance for bad debt expenses was $3.1 million and $4.1 million at December 31, 2006, and 2005, respectively.

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

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement 109 “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for Questar beginning January 1, 2007. The Company does not expect the provisions of FIN 48 will have a significant impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157 “Fair Value Measures”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is continuing to assess the impact of SFAS 157.

In December 2006, the FASB issued an exposure draft titled “Disclosures about Derivative Instruments and Hedging Activities.” The proposed statement would amend and expand the disclosure requirements in SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, and other related accounting pronouncements. The proposed expanded disclosure is intended to provide enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments affect an entity’s financial position, results of operations, and cash flows. The proposed effective date would be for fiscal years and interim periods ending after December 15, 2007. The Company has not evaluated the potential effect of the proposed disclosures.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits the measurement of certain financial instruments at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not evaluated the potential impact of the fair value option.

Reclassifications

Certain reclassifications were made to prior year financial statements to conform with the 2006 presentation of current portion of deferred income taxes and regulatory assets and liabilities.

QUESTAR GAS 2006 FORM 10-K

Note 2 – Share-Based Compensation

Prior to January 1, 2006, Questar and the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APBO) 25 “Accounting for Stock Issued to Employees” and related interpretations. No compensation cost was recorded for stock options because the exercise price equaled the market price on the date of grant. The granting of restricted shares results in recognition of compensation cost. Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period. Questar Gas uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods.

Questar and the Company implemented SFAS 123R “Share Based Payment” effective January 1, 2006, and chose the modified prospective phase-in method of accounting by SFAS 123R. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the year ended December 31, 2006, were approximately $0.1 million lower than if the Company had continued to account for share-based compensation under APBO 25. The pro forma share-based compensation expense impact for the year of 2005 was approximately $0.3 million. Share-based compensation associated with unvested restricted shares amounted to $0.6 million for the year ended December 31, 2006.

Transactions involving stock options granted to employees of Questar Gas under the Long-term Stock Incentive Plan (LTSIP) are summarized below:

	Outstanding Options	Price Range	Weighted- average Price
Balance at January 1, 2006	651,646	$15.00 – $28.01	$25.06
Exercised	(182,176)	15.00 – 28.01	27.11
Employee transfer	(4,500)	27.11	27.11
Balance at December 31, 2006	464,970	$15.00 – $28.01	$25.29

The number of unvested stock options held by Questar Gas employees decreased by 61,250 shares in 2006.

Outstanding and Exercisable Options
Range of exercise prices	Number outstanding at Dec. 31, 2006	Weighted-average remaining term in years	Weighted-average exercise price
$15.00 - $17.00	46,798	2.7	$15.89
19.13 - 22.95	88,938	4.3	22.48
$27.11 - $28.01	329,234	5.5	27.39
	464,970	5.0	$25.29

Most restricted share grants vest in equal installments over a three to five year period from the grant date. The weighted-average vesting period of unvested restricted shares at December 31, 2006, was 16 months. Transactions involving restricted shares in the LTSIP in 2006 are summarized below:

	Outstanding Options	Price Range	Weighted- average Price
Balance at January 1, 2006	21,700	$34.90 - $51.00	$42.84
Granted	9,350	73.50	73.50
Distributed	(3,671)	34.90	34.90
Balance at December 31, 2006	27,379	$34.90 - $73.50	$54.37

QUESTAR GAS 2006 FORM 10-K

Note 3 – Asset Retirement Obligations (ARO)

Questar Gas recognizes ARO in accordance with SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The provisions of SFAS 143 do not apply to a majority of the Company’s long-lived distribution system assets due to a lack of a legal obligation to retire the assets. Changes in asset retirement obligations were as follows:

	2006	2005
	(in millions)
ARO liability at January 1,	$ 5.6	$ 5.7
Liabilities incurred		0.3
Change in ARO payable to Wexpro	(0.4)	(0.5)
Accretion	0.1	0.1
ARO liability at December 31,	$ 5.3	$ 5.6

Wexpro activities are governed by a long-standing agreement with the states of Utah and Wyoming (the Wexpro Agreement). The accounting treatment of reclamation activities associated with ARO for properties administered under the Wexpro Agreement is spelled out in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the PSCW. Accordingly, Wexpro collects from Questar Gas and deposits in trust funds related to estimated ARO costs. The funds are used to satisfy retirement obligations as the properties are abandoned. At December 31, 2006, approximately $5.8 million was held in this trust invested primarily in a short-term bond index fund.

 Note 4 – Other Regulatory Assets and Liabilities

The Company has other regulatory assets and liabilities in addition to purchased-gas adjustments. The Company  recovers these costs but does not generally receive a return on these assets.

Following is a description of the Company’s regulatory assets:

•

Gains and losses on the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 11 years as of December 31, 2006.

•

Questar Gas has a regulatory asset that represents future expenses related to abandonment of Wexpro operated gas and oil wells. The regulatory asset will be reduced over an 18 year period following an amortization schedule that commenced January 1, 2003, or as cash is paid to plug and abandon wells.

•

Production taxes on cost-of-service gas production are recorded when the gas is produced and recovered from customers when taxes are paid, generally within 12 months.

•

The costs of complying with pipeline-integrity regulations are recovered in rates subject to a PSCU order effective June 1, 2006. Costs incurred prior to June 2006 were deferred and will now be recovered over a three-year period. Actual current costs in excess of $1.4 million annually will be deferred and recovered in future rates.

Regulatory liabilities are included with other long-term liabilities in the balance sheets. A list of regulatory assets and liabilities follows:

QUESTAR GAS 2006 FORM 10-K

	December 31,
	2006	2005
	(in millions)
Regulatory assets
Cost of reacquired debt	$8.8	$9.5
Asset retirement obligations – cost -of-service gas wells	4.2	4.6
Deferred production taxes	4.3	4.9
Pipeline-integrity costs	5.7	3.1
Total	$23.0	$22.1

	December 31,
	2006	2005
	(in millions)
Regulatory liabilities
Income taxes refundable to customers	$1.8	$2.1
Conservation enabling tariff	1.5
Demand side management	1.2
Total	$4.5	$2.1

Note 5 – Debt

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $13.2 million at December 31, 2006 with an interest rate of 5.44% and $77.4 million at December 31, 2005 with an interest rate of 4.42%.

Questar Gas long-term debt consists of $273.0 million of medium-term notes with interest rates ranging from 5.00% to 7.58% due 2007 to 2018 and a $50.0 million bank term loan at 5.62% due 2010. Long-term debt maturities are $10.0 million in 2007, $43.0 million in 2008, $50.0 million in 2010 and $2.0 million in 2011. All notes are unsecured obligations and rank equally with all other unsecured liabilities. At December 31, 2006, Questar Gas could pay dividends of $130.0 million without violating the terms of its debt covenants.

On December 15, 2005, Questar Gas borrowed $50.0 million from a bank under a five-year term loan agreement. The loan’s interest rate varies periodically with changes in short-term interest rates available in the credit markets.

Cash paid for interest was $21.9 million in 2006, $19.1 million in 2005 and $19.5 million in 2004.

Note 6 – Financial Instruments and Risk Management

The carrying value and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
(in millions)
Financial assets
Cash and cash equivalents	$ 3.6	$ 3.6	$ 3.2	$ 3.2
Financial liabilities
Notes payable to Questar	$ 13.2	$ 13.2	$ 77.4	$ 77.4
Long-term debt	323.0	327.0	323.0	336.6

The Company used the following methods and assumptions in estimating fair values.

QUESTAR GAS 2006 FORM 10-K

Cash and cash equivalents and short-term debt – the carrying amount approximates fair value.

Long-term debt – the carrying amount of variable-rate long-term debt approximates fair value. The fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company’s current borrowing rates.

Note 7 – Income Taxes

Details of Questar Gas’s income tax expense and deferred income taxes were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Federal
Current	$ 32.8	$ 15.4	($11.5)
Deferred	(13.8)	3.8	30.6
State
Current	4.4	2.4	(1.6)
Deferred	(1.1)	0.1	2.7
Deferred investment tax credits	(0.4)	(0.4)	(0.4)
	$ 21.9	$ 21.3	$19.8

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is explained as follows:

	Year Ended December 31,
	2006	2005	2004
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of:
State income taxes, net of federal income
tax benefit	3.6	2.8	1.4
Amortize investment tax credits related to
rate-regulated assets	(0.7)	(0.7)	(0.8)
Deferred taxes related to regulated assets for which
deferred taxes were not provided in prior years			1.6
Other	(0.8)	0.1	1.4
Effective income tax rate	37.1%	37.2%	38.6%

Significant components of the Company’s deferred income taxes were as follows:

	December 31,
	2006	2005
	(in millions)
Deferred income taxes - liability
Property, plant and equipment	$119.7	$119.7
Employee benefits and compensation costs	(1.0)	(1.7)
Total deferred income taxes	$118.7	$118.0

QUESTAR GAS 2006 FORM 10-K

	December 31,
	2006	2005
	(in millions)
Deferred income taxes – current (asset) liability
Purchased-gas adjustment		$15.1
Other	$1.7	(1.0)
Total deferred income taxes - current	$1.7	$14.1

Questar Gas paid cash for income taxes of $31.4 million in 2006, $13.7 million in 2005 and received a $2.9 million refund in 2004.

Note 8 – Rate Regulation

Questar Gas Rate Changes

In October 2006, the PSCU approved a pilot program for a CET effective January 1, 2006, to promote energy conservation. Under the Company’s prior rate structure, declining usage lowered revenues and increasing usage per customer raised revenues. Under the CET, Questar Gas nongas revenues are decoupled from the volume of gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. These adjustments will be limited to one percent of total revenues for the first year. The program will be reviewed after one year. Questar Gas recorded a $1.7 million revenue reduction in 2006 to recognize the impact of implementing the CET.

Effective June 1, 2006, the PSCU approved a settlement of other issues and ordered Questar Gas to reduce the nongas portion of customer rates by $9.7 million to reflect a reduction in depreciation rates, a change in capital structure, and recovery of pipeline integrity costs.

In January 2007, the PSCU approved a “demand-side management” program (DSM) effective January 1, 2007. Under the DSM, Questar Gas will encourage the conservation of natural gas through advertising, rebates for efficient homes and appliances, and energy audits. The costs of the DSM will be deferred and recovered from customers through periodic rate adjustments.

State Rate Regulation

Questar Gas files periodic applications with the PSCU and PSCW requesting permission to reflect annualized gas-cost increases or decreases in its rates. Gas costs are passed on to customers on a dollar-for-dollar basis with no markup.

Gas-Processing Dispute

In October 2005, Questar Gas, the Utah Division of Public Utilities and the Committee of Consumer Services submitted a stipulation to the PSCU to resolve issues related to cost recovery of carbon dioxide processing activities. The PSCU issued an order on January 6, 2006, approving the stipulation beginning on February 1, 2005. The stipulation provides for the recovery of 90% of the non fuel cost of service for processing and 100% of the fuel costs up to 360 Mdth per year. Half of the third-party processing revenues are shared with customers after the first $0.4 million. In the fourth quarter of 2005 Questar Gas reduced expenses for recovery of gas costs by $4.9 million for the period from February 1, 2005 to December 31, 2005. This settlement has been appealed to the Utah Supreme Court by a group of individuals.

Note 9 – Commitments and Contingencies

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

QUESTAR GAS 2006 FORM 10-K

Commitments

Historically, 40 to 50% of Questar Gas gas-supply portfolio has been provided from cost-of-service reserves. In 2006, the remainder of the gas supply was purchased from 14 suppliers using index-based or fixed-price contracts. Questar Gas has commitments to purchase gas for $170 million in 2007, $61 million in 2008, $35 million in 2009, $17 million in 2010 and $9 million in 2011. Generally, at the conclusion of the heating season and after a bid process, new agreements for the next heating season are put in place. Questar Gas bought natural gas under purchase agreements amounting to $429.5 million in 2006, $447.4 million in 2005 and $336 million in 2004. In addition, Questar Gas makes use of various storage arrangements to meet peak-gas demand during certain times of the heating season.

Questar Gas has third-party transportation commitments requiring yearly payments of $5.3 million through 2018.

Questar Gas has contracted for transportation and storage services with Questar Pipeline. Annual payments and the years covered are as follows:

(in millions)
2007	$ 71.7
2008	69.8
2009	69.1
2010	69.1
2011	68.9
After 2011	$410.1

Note 10 – Employee Benefits

Pension Plan

Questar Gas employees are covered by Questar’s defined-benefit pension plan. Benefits are generally based on the employee’s age at retirement, years of service and highest earnings in a consecutive 72 semimonthly pay period interval during the 10 years preceding retirement. Questar is subject to and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified pension plan approximately equal to the yearly expense. Questar also has a nonqualified pension plan that covers certain management employees in addition to the qualified pension plan. The nonqualified pension plan provides for defined-benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee above the benefit limit defined by the Internal Revenue Service for the qualified plan. The nonqualified pension plan is unfunded. Claims are paid from the Company’s general funds. Qualified pension plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A third-party consultant calculates the pension plan projected benefit obligation. Pension expense was $11.6 million in 2006, $12.5 million in 2005 and $6.6 million in 2004.

Questar Gas portion of plan assets and benefit obligations can not be determined because the plan assets are not segregated or restricted to meet the Company’s pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company’s employees would be retained by the pension plan. At December 31, 2006 and 2005, Questar’s projected benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions

Eligible Questar Gas employees participate in Questar’s postretirement benefits other than pensions plan. Postretirement health care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health care benefits, based on an employee’s years of service, and generally limits payments to 170% of the 1992 contribution. Plan assets consist of equity securities and corporate and U.S. government debt obligations. A third party consultant calculates the projected benefit obligation. The cost of postretirement benefits other than pensions was $2.9 million in 2006, $2.8 million in 2005 and $1.1 million in 2004.

The Company’s portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits can not be determined because the plan assets are not segregated or restricted to meet the Company’s obligations. At December 31, 2006 and 2005, Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

QUESTAR GAS 2006 FORM 10-K

Employee Investment Plan

Questar Gas participates in Questar’s Employee Investment Plan (EIP). The EIP allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction at the current fair market value on the transaction date. The Company currently contributes an overall match of 80% of employees’ pre-tax purchases up to a maximum of 6% of their qualifying earnings. In addition, the Company contributes $200 annually to the EIP for each eligible employee. Beginning in 2005, the EIP trustee purchases Questar shares on the open market as cash contributions are received. The Company’s expense equaled its matching contribution of $3.3 million, $3.1 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 11 – Questar Regulated Services Merger

Questar Gas prior parent company, Questar Regulated Services Company (Regulated Services), merged effective March 31, 2005 with Questar Gas. Questar Gas was the surviving company. Regulated Services was a holding company that provided management, engineering and accounting services for its wholly-owned subsidiaries, Questar Pipeline and Questar Gas. Regulated Services was a wholly-owned subsidiary of Questar. Questar Pipeline and Questar Gas became wholly-owned subsidiaries of Questar as a result of the merger.

Note 12 – Related Party Transactions

Questar Gas provided administrative, technical, accounting, legal, data-processing and communication services plus regulatory support to Questar Pipeline at a cost of $17.8 million in 2006 and $20.5 million in 2005. Prior to January 1, 2005, Regulated Services provided administrative, technical, legal and accounting support to Questar Gas amounting to $35.9 million in 2004. Questar Gas also provided services to other affiliated companies amounting to $7.5 million in 2006 and $5.8 in 2005. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas has reserved transportation capacity on Questar Pipeline for 951,000 dth per day including 50,000 dth per day of winter peaking service. Questar Gas periodically releases excess capacity and receives a credit from Questar Pipeline for the released capacity revenues and a portion of Questar Pipeline’s interruptible transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $75.8 million in 2006, $76.7 million in 2005 and $80.3 million in 2004, which included demand charges. The costs of these services were included in cost of gas sold.

Wexpro, an affiliated company, manages and develops certain properties owned by Questar Gas under the terms of the Wexpro Agreement. The Company receives a portion of Wexpro’s income from oil operations after recovery of Wexpro’s operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $5.5 million in 2006, $6.1 million in 2005 and $4.7 million in 2004. The amounts that Questar Gas paid Wexpro for the operation of gas properties owned by Questar Gas were $150.1 million in 2006, $132.0 million in 2005 and $115.4 million in 2004. Questar Gas reports these amounts in cost of gas sold.

Also included in cost of gas sold are amounts paid to Questar Gas Management for gathering gas. These costs amounted to $14.7 million in 2006, $13.1 million in 2005 and $11.6 million in 2004. The Company purchased gas from other affiliates amounting to $11.0 million in 2006, $13.9 million in 2005 and $4.4 million in 2004.

Questar Gas has a lease with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $2.2 million in 2006 and $1.4 million in 2005 and 2004. The lease payment will be $2.4 million in 2007, $2.5 million in 2008 and $2.6 million in 2009 through 2011.

An affiliated company, Questar InfoComm Inc., provided data-processing and communication services (IT) to Questar Gas. The Company paid Questar InfoComm $0.5 million in 2005 and $5.5 million in 2004. The Company also paid $1.7 million to Questar InfoComm for software development in 2004. Questar Gas capitalized these costs.

Questar charged Questar Gas for certain administrative functions amounting to $7.7 million in 2006, $8.8 million in 2005 and $6.9 million in 2004 including $0.8 million for IT charges. These costs are included in operating and maintenance expenses and are allocated based on each affiliated company’s proportional share of revenues less

QUESTAR GAS 2006 FORM 10-K

product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Gas borrowed cash from Questar and incurred interest expense of $0.4 million in 2006, $1.7 million in 2005 and $0.7 million in 2004.

Note 13 – Supplemental Gas and Oil Information (Unaudited)

The following information is provided with respect to estimated natural gas reserves, which are managed, developed and delivered by Wexpro at cost of service pursuant to the Wexpro Agreement, and Wexpro’s proved oil reserves. Net income from Wexpro’s oil properties remaining after recovery of expenses and Wexpro’s return on investment under the Wexpro Agreement is divided between Wexpro and Questar Gas. Questar Gas’s portion of the net income from oil properties reduces gas supply costs. Questar Gas has not incurred any cost for gas and oil producing activities for the three years ended December 31, 2006. Information on the standardized measure of future net cash flows has not been included because the operations of and return on investment for the properties are regulated by the Wexpro Agreement. See Note 12 for amounts paid by Questar Gas to Wexpro pursuant to the Wexpro Agreement.

Since the gas reserves operated by Wexpro are delivered to Questar Gas at cost-of-service, SEC guidelines with respect to standard economic assumptions are not applicable. The SEC anticipated this potential difficulty and provides that companies may give appropriate recognition to differences arising because of the effect of the ratemaking process. Accordingly, Wexpro uses a minimum-producing rate or maximum well-life limit to determine the ultimate quantity of reserves attributable to each well. All gas and oil reserves reported are located in the United States. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees. The following estimates were made by the Wexpro’s reservoir engineers:

			Natural Gas
	Natural Gas	Oil and NGL	Equivalents
	(Bcf)	(MMbbl)	(Bcfe)
Proved Reserves
Balance at January 1, 2004	434.4	3.6	455.9
Revisions -
Previous estimates	4.5		4.7
Pinedale increased-density(a)	112.7	0.9	118.3
Extensions and discoveries	18.3	0.1	18.7
Production	(38.8)	(0.4)	(41.3)
Balance at December 31, 2004	531.1	4.2	556.3
Revisions-
Previous estimates	(30.8)	(0.1)	(32.2)
Pinedale increased-density	7.8		8.1
Extensions and discoveries	29.2	0.2	30.7
Production	(40.0)	(0.4)	(42.4)
Balance at December 31, 2005	497.3	3.9	520.5
Revisions-
Previous estimates	22.3	(0.1)	21.5
Pinedale increased-density	100.0	0.8	104.6
Extensions and discoveries	39.8	0.2	41.3
Production	(38.8)	(0.4)	(40.9)
Balance at December 31, 2006	620.6	4.4	647.0

QUESTAR GAS 2006 FORM 10-K

Proved-Developed Reserves
Balance at January 1, 2004	406.1	3.3	426.1
Balance at December 31, 2004	409.2	3.2	428.4
Balance at December 31, 2005	406.6	3.1	425.2
Balance at December 31, 2006	440.6	2.9	458.2

      (a) The area approved by the Wyoming Oil and Gas Conservation Commission for 10-acre-density drilling of Lance Pool wells corresponds to the estimated productive limits of the Company’s core acreage in the field. The Company will continue to disclose future revisions to proved reserves associated with Pinedale increased-density drilling separately.

QUESTAR GAS COMPANY
Schedule of Valuation and Qualifying Accounts

		Column C	Column D
Column A	Column B	Amounts charged	Deductions for	Column E
Description	Beginning Balance	to expense	accounts written off	Ending Balance
		(in millions)
Year Ended December 31, 2006
Allowance for bad debts	$4.1	$4.8	($5.8)	$3.1

Year Ended December 31, 2005
Allowance for bad debts	2.9	8.6	(7.4)	4.1

Year Ended December 31, 2004
Allowance for bad debts	2.1	6.2	(5.4)	2.9

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

QUESTAR GAS 2006 FORM 10-K

Changes in Internal Controls.

Since the Evaluation Date, there have not been any changes in the Company’s internal controls or other factors during the most recent fiscal quarter that could materially affect such controls.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

The Company, as a wholly-owned subsidiary of a reporting company under the Securities Exchange Act, is entitled to omit all of Items 10 through 13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young, LLP, serves as the independent registered public accounting firm for Questar and its subsidiaries including the Company. The following table lists the fees billed by Ernst &Young to Questar for services and the fees billed directly to the Company or allocated to the Company as a member of Questar’s consolidated group.

2006

2005

Audit Fees:

$1,392,407

$1,148,183

Questar Gas Portion

292,351

312,760

Audit related Fees

90,000

48,500

Questar Gas Portion

30,503

16,388

Tax Fees

8,545

9,008

Questar Gas Portion

1,879

3,084

All Other Fees

-

-

Questar Gas Portion

-

-

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

QUESTAR GAS 2006 FORM 10-K

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

QUESTAR GAS 2006 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2007.

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

*A. K. Allred

Director

*Teresa Beck

Director

*Gary G. Michael

Director

*Harris H. Simmons

Director

*Bruce A. Williamson

Director

March 20, 2007

     *By  /s/ A. K. Allred

       Date

A. K. Allred, Attorney in Fact

QUESTAR GAS 2006 FORM 10-K

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

QUESTAR GAS 2006 FORM 10-K

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

Exhibit 24.

POWER OF ATTORNEY

We, the undersigned directors of Questar Gas Company, hereby severally constitute A. K. Allred and S. E. Parks, and each of them acting alone, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names in the capacities indicated below, the Annual Report on Form 10-K for 2006 and any and all amendments to be filed with the Securities and Exchange Commission by Questar Gas Company, hereby ratifying and confirming our signatures as they may be signed by the attorneys appointed herein to the Annual Report on Form 10-K for 2006 and any and all amendments to such Report.

Witness our hands on the respective dates set forth below.

             Signature

         Title

    Date

                  /s/

Chairman of the Board

  02/13/07

K. O. Rattie

                  /s/

President and

  02/13/07

A. K. Allred

Chief Executive Officer

_________/s/_____________

Director

  02/13/07

Teresa Beck

                   /s/

Director

  02/13/07

Gary G. Michael

                   /s/

Director

  02/13/07

Harris H. Simmons

                   /s/

Director

  02/13/07

Bruce A. Williamson

QUESTAR GAS 2006 FORM 10-K

Exhibit 31.1.

CERTIFICATION

I, Alan K. Allred, certify that:

1.

I have reviewed this report of Questar Gas Company on Form 10-K for the period ending December 31, 2006;

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

March 20, 2007

/s/Alan K. Allred

Alan K. Allred

President and Chief

Executive Officer

QUESTAR GAS 2006 FORM 10-K

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this report of Questar Gas Company on Form 10-K for the period ending December 31, 2006;

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

March 20, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief

Financial Officer

QUESTAR GAS 2006 FORM 10-K

Exhibit 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Questar Gas Company on Form 10-K for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), Alan K. Allred, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

QUESTAR GAS COMPANY

March 20, 2007

/s/Alan K. Allred

Alan K. Allred

President and Chief Executive Officer

March 20, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief

Financial Officer

QUESTAR GAS 2006 FORM 10-K

40