Form 10-Q
period 2007-03-31
QUESTAR GAS CO
filed 2007-05-10
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 1-935

QUESTAR GAS COMPANY

(Exact name of registrant as specified in charter)

STATE OF UTAH

87-0155877

(State or other jurisdiction of

(I.R.S. Employer

Incorporation or organization

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

On April 30, 2007, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Gas Company

Form 10-Q for the Quarter Ended March 31, 2007

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Statements of Income for the three and twelve months ended

3

   March 31, 2007 and 2006

Condensed Balance Sheets as of March 31, 2007, March 31, 2006

4

   and December 31, 2006

Condensed Statements of Cash Flows for the three months ended

5

   March 31, 2007 and 2006

Notes Accompanying the Condensed Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

6

    AND RESULTS OF OPERATIONS

ITEM 4T.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

10

Signatures

10

Questar Gas Company Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended March 31,		12 Months Ended March 31,
	2007	2006	2007	2006
	(in millions)
REVENUES
From unaffiliated customers	$406.5	$466.9	$ 998.7	$1,079.6
From affiliated companies	1.1	1.6	5.0	6.4
Total Revenues	407.6	468.5	1,003.7	1,086.0

OPERATING EXPENSES
Cost of natural gas sold	311.0	371.2	761.6	839.7
Operating and maintenance	21.1	21.1	73.2	76.8
General and administrative	11.5	9.6	43.8	38.0
Depreciation and amortization	9.5	11.6	38.8	46.1
Other taxes	3.6	3.6	11.6	11.4
Total Operating Expenses	356.7	417.1	929.0	1,012.0
Net loss from asset sales		(0.2)	(0.1)	(0.2)
OPERATING INCOME	50.9	51.2	74.6	73.8
Interest and other income	1.9	1.5	7.0	5.2
Interest expense	(6.0)	(5.5)	(23.1)	(20.6)
INCOME BEFORE INCOME TAXES	46.8	47.2	58.5	58.4
Income taxes	17.7	17.8	21.8	21.7
NET INCOME	$ 29.1	$ 29.4	$ 36.7	$ 36.7

See notes accompanying the condensed financial statements

Questar Gas Company Form 10-Q

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS	March 31,		December 31,
	2007	2006	2006
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents			$ 3.6
Note receivable from Questar	$ 24.5
Accounts receivable, net	93.8	$ 116.6	83.3
Unbilled-gas accounts receivable	33.7	43.1	67.5
Accounts receivable from affiliates	2.4	3.4	2.1
Gas stored underground	26.1	23.0	50.2
Materials and supplies	8.5	7.0	7.8
Purchased-gas adjustment		5.7
Prepaid expenses and other		1.9	2.1
Deferred income taxes – current	1.7		1.7
Total Current Assets	190.7	200.7	218.3
Property, Plant and Equipment	1,432.7	1,398.0	1,418.1
Accumulated depreciation and amortization	(605.1)	(626.8)	(598.0)
Net Property, Plant and Equipment	827.6	771.2	820.1
Regulatory assets	23.7	23.5	23.0
Goodwill	5.6	5.6	5.6
Other noncurrent assets	6.3	6.5	6.3
Total Assets	$1,053.9	$1,007.5	$1,073.3

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks in excess of cash balances	$ 3.7	$ 4.4
Notes payable to Questar		21.2	$ 13.2
Accounts and other payables	113.5	117.8	131.1
Accounts payable to affiliates	33.6	29.5	32.6
Customer-credit balances	8.1	5.2	31.4
Fair value of derivative contracts			7.6
Purchased-gas adjustment	52.4		34.3
Deferred income taxes − current		1.2
Current portion of long-term debt	53.0		10.0
Total Current Liabilities	264.3	179.3	260.2
Long-term debt, less current portion	270.0	323.0	313.0
Deferred income taxes	118.3	116.8	118.7
Other long-term liabilities	49.1	47.0	51.8
COMMON SHAREHOLDER’S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	116.2	115.6	116.0
Retained earnings	213.0	202.8	190.6
Total Common Shareholder’s Equity	352.2	341.4	329.6
Total Liabilities and Common Shareholder’s Equity	$1,053.9	$1,007.5	$1,073.3

See notes accompanying the condensed financial statements

Questar Gas Company Form 10-Q

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	3 Months Ended March 31,
	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income	$ 29.1	$ 29.4
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	10.4	12.6
Deferred income taxes	(0.4)	(14.1)
Share-based compensation	0.2	0.3
Net loss from asset sales		0.2
Changes in operating assets and liabilities	27.7	49.3
NET CASH PROVIDED FROM OPERATING ACTIVITIES	67.0	77.7

INVESTING ACTIVITIES
Capital expenditures	(29.8)	(23.2)
Proceeds from (costs of) asset dispositions	(0.1)	0.6
NET CASH USED IN INVESTING ACTIVITIES	(29.9)	(22.6)

FINANCING ACTIVITIES
Checks in excess of cash balances	3.7	4.4
Change in notes receivable from Questar	(24.5)
Change in notes payable to Questar	(13.2)	(56.2)
Dividends paid	(6.7)	(6.5)
NET CASH USED IN FINANCING ACTIVITIES	(40.7)	(58.3)
Change in cash and cash equivalents	(3.6)	(3.2)
Beginning cash and cash equivalents	3.6	3.2
Ending cash and cash equivalents	$	$

See notes accompanying the condensed financial statements

Questar Gas Company Form 10-Q

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE CONDENSED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Questar Gas Company (Questar Gas or Company) is a wholly owned subsidiary of Questar Corporation (Questar). The Company provides retail natural gas distribution in Utah, southwestern Wyoming and a small portion of southeastern Idaho. Questar Gas is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). The Public Utility Commission of Idaho has contracted with the PSCU for rate oversight of Questar Gas’s Idaho operations.

Note 2 – Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the SEC. The interim condensed financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications were made to prior-period financial statements to conform with the current presentation.

The preparation of the condensed financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and twelve months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 3 – Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Questar Gas adopted the provisions of FIN 48 January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the period ended March 31, 2007. Questar’s federal income tax returns for the years 1999 through 2004 are currently under examination.

The Company records interest earned on income-tax refunds in interest and other income and penalties and interest charged on tax deficiencies in interest expense. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

Note 4 – Recent Accounting Development

In April 2007, the FASB staff issued FASB Staff Position (FSP) FAS 154-a, “Considering the Effects of Prior-Year Misstatements When Quantifying Misstatements in Current-Year Financial Statements.” If a misstatement relating to a prior-year exists after current-year financial statements are corrected and is material to the current-year, correction of the previously issued financial statements is required. The comment period for FSP FAS 154-a ended April 30, 2007. The Company is evaluating the effect, if any, that the proposed procedures of FSP FAS 154-a may have on the balance sheets or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Gas’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three-and twelve-month periods ended March 31,

Questar Gas Company Form 10-Q

2007 and 2006. For definitions of commonly used gas and oil terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2006 Form 10-K.

RESULTS OF OPERATIONS

Questar Gas, which provides retail natural gas distribution services in Utah, Wyoming and Idaho, reported net income of $29.1 million in the first quarter of 2007 compared with $29.4 million in the first quarter of 2006, a 1% decrease. Net income was $36.7 million for both the 12-month period ended March 31, 2007 and the 12-month period ended March 31, 2006. Operating income decreased $0.3 million, or 1%, in the 2007 to 2006 first quarter comparison due to lower rates and higher expenses offsetting the revenues from customer growth. Operating income was $0.8 million higher in the 12 months ended March 31, 2007 compared with the 12 months ended March 31, 2006. Following is a summary of Questar Gas’s financial and operating results:

	3 Months Ended March 31,		12 Months Ended March 31,
	2007	2006	2007	2006
	(in millions)
OPERATING INCOME
Revenues
Residential and commercial sales	$ 392.2	$441.5	$ 939.1	$ 987.2
Industrial sales	2.8	9.6	16.7	39.3
Transportation for industrial customers	2.3	1.6	7.4	5.9
Service	1.8	2.2	6.7	7.0
Other	8.5	13.6	33.8	46.6
Total revenues	407.6	468.5	1,003.7	1,086.0
Cost of natural gas sold	(311.0)	(371.2)	(761.6)	(839.7)
Margin	96.6	97.3	242.1	246.3
Other Operating Expenses
Operating and maintenance	21.1	21.1	73.2	76.8
General and administrative	11.5	9.6	43.8	38.0
Depreciation and amortization	9.5	11.6	38.8	46.1
Other taxes	3.6	3.6	11.6	11.4
Total other operating expenses	45.7	45.9	167.4	172.3
Net loss from asset sales		(0.2)	(0.1)	(0.2)
Operating income	$ 50.9	$ 51.2	$ 74.6	$ 73.8

OPERATING STATISTICS
Natural gas volumes (MMdth)
Residential and commercial sales	45.9	42.3	105.8	98.7
Industrial sales	0.4	1.1	2.4	5.1
Transportation for industrial customers	9.9	8.5	36.9	31.0
Total industrial	10.3	9.6	39.3	36.1
Total deliveries	56.2	51.9	145.1	134.8
Natural gas revenue (per dth)
Residential and commercial sales	$8.54	$10.45	$8.87	$10.01
Industrial sales	6.86	8.37	7.14	7.67
Transportation for industrial customers	$0.23	$ 0.19	$0.20	$ 0.19
Temperatures – colder (warmer) than normal	4%	(2%)	1%	(2%)
Temperature − adjusted usage per customer (dth)	48.6	50.4	111.7	113.8
Customers at March 31, (thousands)	860.9	834.3

Questar Gas Company Form 10-Q

Margin Analysis

Questar Gas’s margin (revenues less gas costs) decreased $0.7 million in the first quarter of 2007 compared to the first quarter of 2006 and decreased $4.2 million in the 12 months ended March 31, 2007 compared to the same period of 2006. Following is a summary of major changes in Questar Gas’s margin:

	Change in Margin
	3 Months Ended March 31,	12 Months Ended March 31,
	2006 to 2007	2006 to 2007
	(in millions)
New customers	$ 4.1	$ 6.8
Conservation-enabling tariff	1.8	0.1
Change in usage per customer	(2.8)	(3.4)
Change in rates	(5.2)	(10.3)
Recovery of gas-cost portion of bad-debt costs	(1.3)	(5.6)
Change in transportation revenue	0.7	1.5
Other, including shifting between rate classes	2.0	6.7
Decrease	($ 0.7)	($ 4.2)

At March 31, 2007, Questar Gas served 860,909 customers, up from 834,252 at March 31, 2006. Customer growth increased the margin by $4.1 million in the first quarter of 2007 and $6.8 million in the 12 months ended March 31, 2007.

Temperature-adjusted usage per customer decreased 4% in the first quarter of 2007 compared to the first quarter of 2006 and 2% in the 12 months ended March 31, 2007 compared with the year-earlier period. The impact on the Company’s margin from changes in usage per customer has been mitigated by a pilot conservation-enabling tariff that was approved by the PSCU in October 2006, effective back to the beginning of 2006. The new tariff resulted in a margin increase of $1.8 million in the first quarter of 2007 and $0.1 million in the 12 months ended March 31, 2007, partially offsetting the decline in usage of natural gas per customer.

Effective June 1, 2006, Utah customer rates were reduced primarily to reflect changes in the company’s depreciation rates. Questar Gas realized $5.2 million in reduced revenues from this rate change during the first quarter of 2007 and $10.3 million in the 12 months ended March 31, 2007. Depreciation expense was approximately $2.3 million lower for the 2007 quarter and $7.5 million lower for the 12-month period ended March 31, 2007 as a result of the depreciation rate change.

Weather, as measured in degree days, was 4% colder than normal in the first quarter of 2007, 2% warmer than normal in the first quarter of 2006, 1% colder than normal in the 12 months ended March 31, 2007 and 2% warmer than normal in the 12 months ended March 31, 2006. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Expenses

Cost of natural gas sold decreased 16% in the first quarter of 2007 compared to the first quarter of 2006 and 9% in the 12 months ended March 31, 2007 compared to the year-earlier period due to lower gas purchase expenses per dth more than offsetting a 7% increase in volumes sold during the quarter and a 4% increase in volumes sold during the 12-month period. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of March 31, 2007, Questar Gas had a $52.4 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred.

Operating, maintenance, general and administrative expenses increased 6% in the first quarter of 2007 compared to the first quarter of 2006 and 2% in the 12 months ended March 31, 2007 compared to the 12 months ended March 31, 2006 due primarily to higher labor costs offset by lower bad-debt costs. Operating, maintenance, general and administrative expenses per customer were $38 in the first quarter of 2007 compared to $37 in the first quarter of 2006 and $136 in the 12 months ended March 31, 2007 compared to $138 in the 12 months ended March 31, 2006.

Questar Gas Company Form 10-Q

Depreciation expense decreased 18% in the first quarter of 2007 compared to the first quarter of 2006 and 16% in the 12 months ended March 31, 2007 compared to the year-earlier period primarily as a result of reduced depreciation rates effective June 1, 2006, in accordance with a PSCU order as discussed above. This offsets the depreciation impact of plant additions from customer growth.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006;

•

general economic conditions, including the performance of financial markets and interest rates;

•

changes in industry trends;

•

changes in laws or regulations; and

•

other factors, most of which are beyond control.

Questar Gas undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the Web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by the report (the Evaluation Date). The effectiveness of the Company’s internal control over financial reporting was assessed using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls

Since the Evaluation Date, there have not been any changes in the Company’s internal controls or other factors during the most recent fiscal quarter that could materially affect such controls.

Questar Gas Company Form 10-Q

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS.

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

QUESTAR GAS COMPANY

(Registrant)

May 10, 2007

/s/Alan K. Allred

Alan K. Allred

President and Chief Executive Officer

May 10, 2007

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

Questar Gas Company Form 10-Q

Exhibit 31.1.

CERTIFICATION

I, Alan K. Allred, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending March 31, 2007;

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

May 10, 2007

/s/Alan. K. Allred

Alan K. Allred

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending March 31, 2007;

Questar Gas Company Form 10-Q

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

May 10, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Gas Company (the Company) on Form 10-Q for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), Alan K. Allred, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

Questar Gas Company Form 10-Q

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR GAS COMPANY

May 10, 2007

/s/Alan K. Allred

Alan K. Allred

President and Chief Executive Officer

May 10, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Questar Gas Company Form 10-Q

13