Form 10-Q
period 2007-06-30
QUESTAR GAS CO
filed 2007-08-09
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

On July 31, 2007, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Gas Company

Form 10-Q for the Quarter Ended June 30, 2007

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Statements of Income for the three, six and twelve months ended

3

   June 30, 2007 and 2006

Condensed Balance Sheets as of June 30, 2007, June 30, 2006

4

   and December 31, 2006

Condensed Statements of Cash Flows for the six months ended

5

   June 30, 2007 and 2006

Notes Accompanying the Condensed Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

6

    AND RESULTS OF OPERATIONS

ITEM 4T.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 1A.

RISK FACTORS

10

ITEM 6.

EXHIBITS

10

Signatures

10

Questar Gas Company Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2007	2006	2007	2006	2007	2006
	(in millions)
REVENUES
From unaffiliated customers	$141.7	$181.9	$548.2	$648.8	$958.5	$1,110.5
From affiliated companies	2.1	1.2	3.2	2.8	5.9	6.3
Total Revenues	143.8	183.1	551.4	651.6	964.4	1,116.8

OPERATING EXPENSES
Cost of natural gas sold	101.4	137.9	412.4	509.1	725.1	865.3
Operating and maintenance	16.2	17.3	37.3	38.4	72.1	76.2
General and administrative	11.1	10.8	22.6	20.4	44.1	38.7
Depreciation and amortization	9.6	10.6	19.1	22.2	37.8	45.8
Other taxes	3.6	3.7	7.2	7.3	11.5	11.9
Total Operating Expenses	141.9	180.3	498.6	597.4	890.6	1,037.9
Net loss from asset sales		(0.1)		(0.3)		(0.3)
OPERATING INCOME	1.9	2.7	52.8	53.9	73.8	78.6
Interest and other income	2.1	1.5	4.0	3.0	7.6	5.4
Interest expense	(5.9)	(5.4)	(11.9)	(10.9)	(23.6)	(21.2)
INCOME (LOSS) BEFORE INCOME TAXES	(1.9)	(1.2)	44.9	46.0	57.8	62.8
Income taxes	(0.8)	(0.5)	16.9	17.3	21.5	23.4
NET INCOME (LOSS)	($ 1.1)	($ 0.7)	$ 28.0	$ 28.7	$ 36.3	$ 39.4

See notes accompanying the condensed financial statements

Questar Gas Company Form 10-Q

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
	June 30,		December 31,
	2007	2006	2006
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents			$ 3.6
Note receivable from Questar	$ 16.8	$ 9.8
Accounts receivable, net	41.0	58.5	83.3
Unbilled-gas accounts receivable	7.6	13.0	67.5
Accounts receivable from affiliates	2.5	2.2	2.1
Gas stored underground	33.5	36.5	50.2
Materials and supplies	11.3	10.3	7.8
Prepaid expenses and other	1.8	0.9	2.1
Deferred income taxes – current	1.7	11.8	1.7
Total Current Assets	116.2	143.0	218.3
Property, Plant and Equipment	1,460.6	1,365.0	1,418.1
Accumulated depreciation and amortization	(612.7)	(583.8)	(598.0)
Net Property, Plant and Equipment	847.9	781.2	820.1
Regulatory assets	24.7	22.6	23.0
Goodwill	5.6	5.6	5.6
Other noncurrent assets	6.2	6.4	6.3
Total Assets	$1,000.6	$ 958.8	$1,073.3

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash	$ 3.8	$ 2.2
Notes payable to Questar			$ 13.2
Accounts and other payables	56.2	76.7	131.1
Accounts payable to affiliates	31.2	26.5	32.6
Customer-credit balances	16.4	8.4	31.4
Fair value of derivative contracts			7.6
Purchased-gas adjustment	54.1	28.5	34.3
Current portion of long-term debt	53.0		10.0
Total Current Liabilities	214.7	142.3	260.2
Long-term debt, less current portion	270.0	323.0	313.0
Deferred income taxes	119.8	118.1	118.7
Other long-term liabilities	51.7	41.2	51.8
COMMON SHAREHOLDER’S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	116.3	115.7	116.0
Retained earnings	205.1	195.5	190.6
Total Common Shareholder’s Equity	344.4	334.2	329.6
Total Liabilities and Common Shareholder’s Equity	$1,000.6	$ 958.8	$1,073.3

See notes accompanying the condensed financial statements

Questar Gas Company Form 10-Q

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	6 Months Ended June 30,
	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income	$ 28.0	$ 28.7
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	21.0	24.1
Deferred income taxes	1.1	(25.8)
Share-based compensation	0.3	0.4
Net loss from asset sales		0.3
Changes in operating assets and liabilities	42.9	111.3
NET CASH PROVIDED FROM OPERATING ACTIVITIES	93.3	139.0

INVESTING ACTIVITIES
Capital expenditures	(57.5)	(44.6)
Proceeds from asset dispositions	0.3	0.7
NET CASH USED IN INVESTING ACTIVITIES	(57.2)	(43.9)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(16.8)	(9.8)
Change in notes payable to Questar	(13.2)	(77.4)
Checks outstanding in excess of cash	3.8	2.2
Dividends paid	(13.5)	(13.3)
NET CASH USED IN FINANCING ACTIVITIES	(39.7)	(98.3)
Change in cash and cash equivalents	(3.6)	(3.2)
Beginning cash and cash equivalents	3.6	3.2
Ending cash and cash equivalents	$ -	$ -

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

The preparation of the condensed financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, six and twelve months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

All dollar amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

Note 3 – Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Questar Gas adopted the provisions of FIN 48 on January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the six-month period ended June 30, 2007. Questar’s federal income tax returns for the years 1999 through 2004 are currently under examination.

The Company records interest earned on income-tax refunds in interest and other income and penalties and interest charged on tax deficiencies in interest expense. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Gas’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three-, six- and twelve-month periods ended June 30, 2007 and 2006. For definitions of commonly used gas and oil terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2006 Form 10-K.

Questar Gas Company Form 10-Q

RESULTS OF OPERATIONS

Questar Gas reported a net loss of $1.1 million in the second quarter of 2007 compared with a net loss of $0.7 million in the second quarter of 2006. Net income was $28.0 million in the first half of 2007 compared with $28.7 million in the first half of 2006. Questar Gas reported net income of $36.3 million for the 12 months ended June 30, 2007, compared to $39.4 million for the year-earlier period.  Operating income decreased $0.8 million in the 2007 to 2006 second quarter comparison, $1.1 million in the 2007 to 2006 first half comparison and $4.8 million in the 2007 12 months ended June 30, 2007 comparison with the prior year period due to lower customer rates and higher expenses offsetting the revenues from customer growth. Following is a summary of Questar Gas’s financial and operating results:

	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2007	2006	2007	2006	2007	2006
	(in millions)
OPERATING INCOME
Revenues
Residential and commercial sales	$128.2	$162.4	$520.4	$603.9	$904.9	$1,017.9
Industrial sales	2.3	8.4	5.1	18.0	10.6	39.0
Transportation for industrial customers	2.3	1.4	4.6	3.0	8.3	6.0
Service	1.6	2.0	3.4	4.2	6.3	7.1
Other	9.4	8.9	17.9	22.5	34.3	46.8
Total revenues	143.8	183.1	551.4	651.6	964.4	1,116.8
Cost of natural gas sold	101.4	137.9	412.4	509.1	725.1	865.3
Margin	42.4	45.2	139.0	142.5	239.3	251.5
Other operating expenses
Operating and maintenance	16.2	17.3	37.3	38.4	72.1	76.2
General and administrative	11.1	10.8	22.6	20.4	44.1	38.7
Depreciation and amortization	9.6	10.6	19.1	22.2	37.8	45.8
Other taxes	3.6	3.7	7.2	7.3	11.5	11.9
Total other operating expenses	40.5	42.4	86.2	88.3	165.5	172.6
Net loss from asset sales		(0.1)		(0.3)		(0.3)
Operating income	$ 1.9	$ 2.7	$ 52.8	$ 53.9	$ 73.8	$ 78.6

OPERATING STATISTICS
Natural gas volumes (MMdth)
Residential and commercial sales	15.1	16.7	61.0	59.0	104.2	98.5
Industrial sales	0.4	1.2	0.8	2.3	1.6	4.9
Transportation for industrial customers	11.0	7.3	20.9	15.8	40.6	31.3
Total industrial	11.4	8.5	21.7	18.1	42.2	36.2
Total deliveries	26.5	25.2	82.7	77.1	146.4	134.7
Natural gas revenue (per dth)
Residential and commercial sales	$8.51	$9.73	$8.53	$10.24	$8.68	$10.33
Industrial sales	5.88	7.44	6.39	7.91	6.64	8.02
Transportation for industrial customers	$0.21	$0.19	$0.22	$ 0.19	$0.20	$ 0.19
Temperatures – colder (warmer) than normal	(16%)	(25%)	normal	(7%)	2%	(6%)
Temperature − adjusted usage per customer (dth)	16.8	18.1	65.4	68.5	110.5	113.7
Customers at June 30, (thousands)	862.1	835.5

Margin Analysis

Questar Gas’s margin (revenues less gas costs) decreased $2.8 million in the second quarter of 2007 compared to the second quarter of 2006, $3.5 million in the first half of 2007 compared to the first half of 2006 and $12.2 million in the 12 months ended June 30, 2007 compared to the same period ended June 30, 2006. Following is a summary of major changes in Questar Gas’s margin:

Questar Gas Company Form 10-Q

	Change in Margin
	3 Months Ended June 30,	6 Months Ended June 30,	12 Months Ended June 30,
	2007 Compared with 2006	2007 Compared with 2006	2007 Compared with 2006
	(in millions)
New customers	$1.2	$3.9	$ 6.8
Conservation-enabling tariff	2.1	3.9	2.2
Change in usage per customer	(2.0)	(5.0)	(5.2)
Change in rates	(1.1)	(6.2)	(11.5)
Recovery of gas-cost portion of bad-debt costs	(1.1)	(2.5)	(6.1)
Change in transportation revenue	0.9	1.6	2.2
2006 adjustment to unbilled revenues	(2.7)
Other, including shifting between rate classes	(0.1)	0.8	(0.6)
Decrease	($2.8)	($3.5)	($12.2)

At June 30, 2007, Questar Gas served 862,053 customers, up from 835,511 at June 30, 2006. Customer growth increased the margin by $1.2 million in the second quarter of 2007, $3.9 million in the first half of 2007 and $6.8 million in the 12 months ended June 30, 2007.

Temperature-adjusted usage per customer decreased 7% in the second quarter of 2007, 5% in the first half of 2007 and 3% in the 12 months ended June 30, 2007 compared to the same periods of 2006. The impact on the company’s margin from changes in usage per customer has been mitigated by a pilot conservation-enabling tariff that was approved by the PSCU in October 2006, effective back to the beginning of 2006. The new tariff resulted in a margin increase of $2.1 million in the second quarter of 2007, $3.9 million in the first half of 2007 and $2.2 million in the 12 months ended June 30, 2007, largely offsetting the decline in usage per customer.

Effective June 1, 2006, gas rates for Utah customers were reduced by $9.7 million per year, primarily to reflect reductions in the company’s depreciation expense. Questar Gas realized $1.1 million in reduced revenues from this rate change during the second quarter of 2007, $6.2 million in the first half of 2007 and $11.5 million in the 12 months ended June 30, 2007 compared to the same periods of 2006. A depreciation rate change reduced depreciation expense approximately $1.5 million in the second quarter of 2007, $3.8 million in the first half of 2007 and $8.5 million in the 12 months ended June 30, 2007 compared to the prior year periods.

Weather, as measured in degree days, was 16% warmer than normal in the second quarter of 2007, normal in the first half of 2007 and 2% colder than normal in the 12 months ended June 30, 2007. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

During the second quarter of 2006, Questar Gas increased its estimate of unbilled revenues, which increased the margin by $2.7 million.

Expenses

Cost of natural gas sold decreased 26% in the second quarter of 2007, 19% in the first half of 2007 and 16% in the 12 months ended June 30, 2007 compared to the same periods of 2006 primarily due to lower gas purchase expenses per dth. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of June 30, 2007, Questar Gas had a $54.1 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred.

Operating, maintenance, general and administrative expenses decreased 3% in the second quarter of 2007, increased 2% in the first half of 2007 and increased 1% in the 12 months ended June 30, 2007 compared to the same periods of 2006. Higher labor and benefit costs were more than offset by lower bad-debt costs. Operating, maintenance, general and administrative expenses per customer were $69 in the first half of 2007 compared to $70 in the first half of 2006.

Questar Gas Company Form 10-Q

Depreciation expense decreased 9% in the second quarter of 2007, 14% in the first half of 2007 and 17% in the 12 months ended June 30, 2007 compared to the same periods of 2006 primarily as a result of reduced depreciation rates effective June 1, 2006, in accordance with the PSCU order discussed above. Reduced depreciation rates offset the depreciation impact of plant additions from customer growth.

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

Questar Gas Company Form 10-Q

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Questar may be subject to future greenhouse gas regulation. On April 2, 2007, the U.S. Supreme Court issued its decision in Massachusetts v. EPA, in which the Court held that carbon dioxide, a greenhouse gas, is a pollutant regulated under the Clean Air Act and that EPA has a duty to make a determination regarding whether emissions of carbon dioxide from mobile sources endanger health and the environment. Although the decision addresses mobile source emissions, it is already being cited in other pending litigation as support for the proposition that EPA should promulgate National Ambient Air Quality Standards for carbon dioxide with attendant direct restrictions on emissions of carbon dioxide from stationary sources of air emissions. In addition to this legal development, there are a number of bills pending in Congress which would regulate greenhouse gas emissions through a cap-and-trade system under which emitters of greenhouse gases would be allocated or sold allowances to permit emissions of greenhouse gases. While it is likely that there will be regulation of greenhouse gas emissions in the next few years, it is too early to predict with any certainty how this regulation will affect Questar’s business, operations or financial results.

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

QUESTAR GAS COMPANY

(Registrant)

August 9, 2007

/s/Alan K. Allred

Alan K. Allred

President and Chief Executive Officer

August 9, 2007

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

Exhibit 31.1.

CERTIFICATION

I, Alan K. Allred, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending June 30, 2007;

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

Questar Gas Company Form 10-Q

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 9, 2007

/s/Alan. K. Allred

Alan K. Allred

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending June 30, 2007;

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

August 9, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Questar Gas Company Form 10-Q

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Questar Gas Company (the Company) on Form 10-Q for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), Alan K. Allred, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR GAS COMPANY

August 9, 2007

/s/Alan K. Allred

Alan K. Allred

President and Chief Executive Officer

August 9, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Questar Gas Company Form 10-Q

13