Form 10-Q
period 2007-09-30
QUESTAR GAS CO
filed 2007-11-05
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

Registrant’s telephone number, including area code (801) 324-5111

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

On October 31, 2007, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Gas Company

Form 10-Q for the Quarter Ended September 30, 2007

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Statements of Income for the three, nine and twelve months ended

3

   September 30, 2007 and 2006

Condensed Balance Sheets as of September 30, 2007, September 30, 2006

4

   and December 31, 2006

Condensed Statements of Cash Flows for the nine months ended

5

   September 30, 2007 and 2006

Notes Accompanying the Condensed Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

6

    AND RESULTS OF OPERATIONS

ITEM 4T.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

10

ITEM 6.

EXHIBITS

10

Signatures

11

Questar Gas 2007 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2007	2006	2007	2006	2007	2006
	(in millions)
REVENUES
From unaffiliated customers	$ 92.7	$ 99.0	$640.9	$747.8	$952.2	$1,099.9
From affiliated companies	1.2	1.7	4.4	4.5	5.4	6.2
Total Revenues	93.9	100.7	645.3	752.3	957.6	1,106.1

OPERATING EXPENSES
Cost of natural gas sold	62.6	72.7	475.0	581.8	715.0	857.0
Operating and maintenance	18.3	16.7	55.6	55.1	73.7	75.0
General and administrative	9.5	10.1	32.1	30.5	43.5	39.3
Depreciation and amortization	9.7	8.9	28.8	31.1	38.6	42.8
Other taxes	3.5	3.5	10.7	10.8	11.5	11.9
Total Operating Expenses	103.6	111.9	602.2	709.3	882.3	1,026.0
Net (loss) from asset sales				(0.3)		(0.3)
OPERATING INCOME (LOSS)	(9.7)	(11.2)	43.1	42.7	75.3	79.8
Interest and other income	1.6	1.8	5.6	4.8	7.4	6.1
Interest expense	(5.8)	(5.5)	(17.7)	(16.4)	(23.9)	(21.8)
INCOME (LOSS) BEFORE INCOME TAXES	(13.9)	(14.9)	31.0	31.1	58.8	64.1
Income taxes	(5.4)	(5.7)	11.5	11.6	21.8	24.0
NET INCOME (LOSS)	($ 8.5)	($ 9.2)	$ 19.5	$ 19.5	$ 37.0	$ 40.1

See notes accompanying the condensed financial statements

Questar Gas 2007 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
	Sept. 30,		Dec. 31,
	2007	2006	2006
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents			$ 3.6
Note receivable from Questar		$ 13.3
Accounts receivable, net	$ 32.9	36.4	83.3
Unbilled-gas accounts receivable	10.8	13.9	67.5
Accounts receivable from affiliates	2.1	2.5	2.1
Gas stored underground	52.8	60.9	50.2
Materials and supplies	9.9	8.0	7.8
Prepaid expenses and other	1.2	0.9	2.1
Deferred income taxes – current	1.7	1.0	1.7
Total Current Assets	111.4	136.9	218.3
Property, Plant and Equipment	1,496.3	1,388.8	1,418.1
Accumulated depreciation and amortization	(620.4)	(593.8)	(598.0)
Net Property, Plant and Equipment	875.9	795.0	820.1
Regulatory assets	29.7	23.8	23.0
Goodwill	5.6	5.6	5.6
Other noncurrent assets	6.2	6.4	6.3
Total Assets	$1,028.8	$ 967.7	$1,073.3

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash	$ 2.8	$ 1.2
Notes payable to Questar	19.7		$ 13.2
Accounts and other payables	62.2	53.4	131.1
Accounts payable to affiliates	28.2	33.9	32.6
Customer-credit balances	37.0	32.4	31.4
Fair value of derivative contracts		6.8	7.6
Purchased-gas adjustment	46.6	28.7	34.3
Current portion of long-term debt	53.0		10.0
Total Current Liabilities	249.5	156.4	260.2
Long-term debt, less current portion	270.0	323.0	313.0
Deferred income taxes	121.3	121.0	118.7
Other long-term liabilities	58.7	48.7	51.8
COMMON SHAREHOLDER’S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	116.5	115.9	116.0
Retained earnings	189.8	179.7	190.6
Total Common Shareholder’s Equity	329.3	318.6	329.6
Total Liabilities and Common Shareholder’s Equity	$1,028.8	$ 967.7	$1,073.3

See notes accompanying the condensed financial statements

Questar Gas 2007 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	9 Months Ended Sept. 30,
	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income	$19.5	$ 19.5
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	31.7	34.1
Deferred income taxes	2.6	(12.1)
Share-based compensation	0.5	0.6
Net loss from asset sales		0.3
Changes in operating assets and liabilities	46.1	131.3
NET CASH PROVIDED FROM OPERATING ACTIVITIES	100.4	173.7

INVESTING ACTIVITIES
Capital expenditures	(93.5)	(68.2)
Proceeds from asset dispositions	0.5	0.7
NET CASH USED IN INVESTING ACTIVITIES	(93.0)	(67.5)

FINANCING ACTIVITIES
Change in notes receivable from Questar		(13.3)
Change in notes payable to Questar	6.5	(77.4)
Checks outstanding in excess of cash	2.8	1.2
Dividends paid	(20.3)	(19.9)
NET CASH USED IN FINANCING ACTIVITIES	(11.0)	(109.4)
Change in cash and cash equivalents	(3.6)	(3.2)
Beginning cash and cash equivalents	3.6	3.2
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the condensed financial statements

Questar Gas 2007 Form 10-Q

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

The preparation of the condensed financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, nine and twelve months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

All dollar amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

Note 3 – Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Questar Gas adopted the provisions of FIN 48 on January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the nine-month period ended September 30, 2007. Tax years 2004 and after are open.

The Company records interest earned on income-tax refunds in interest and other income and penalties and interest charged on tax deficiencies in interest expense. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Gas’s financial condition provided in its 2006 Form 10-K filing, and analyzes the changes in the results of operations between the three-, nine- and twelve-month periods ended September 30, 2007 and 2006. For definitions of commonly used gas and oil terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2006 Form 10-K.

Questar Gas 2007 Form 10-Q

RESULTS OF OPERATIONS

Questar Gas reported a net loss of $8.5 million in the third quarter of 2007 compared with a net loss of $9.2 million in the third quarter of 2006. Net income was $19.5 million in the first nine months of 2007 equal to $19.5 million in the first nine months of 2006. Net income for the 12 months ended September 30, 2007, was $37.0 million, down from $40.1 million in the year-earlier period. Operating loss decreased $1.5 million in the 2007 to 2006 third quarter comparison and operating income increased $0.4 million in the 2007 to 2006 first nine months comparison due to lower rates and higher expenses offsetting the revenues from customer growth. For the 12 months ended September 30, 2007, operating income was $4.5 million lower than the year-earlier period because of a change in rates effective June 2006. Following is a summary of Questar Gas’s financial and operating results:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2007	2006	2007	2006	2007	2006
	(in millions)
OPERATING INCOME
Revenues
Residential and commercial sales	$80.4	$86.5	$600.8	$690.4	$898.8	$1,016.6
Industrial sales	2.1	2.6	7.2	20.6	10.1	31.7
Transportation for industrial customers	2.4	1.6	7.0	4.6	9.1	6.3
Service	1.3	1.5	4.7	5.7	6.1	7.0
Other	7.7	8.5	25.6	31.0	33.5	44.5
Total revenues	93.9	100.7	645.3	752.3	957.6	1,106.1
Cost of natural gas sold	62.6	72.7	475.0	581.8	715.0	857.0
Margin	31.3	28.0	170.3	170.5	242.6	249.1
Other operating expenses
Operating and maintenance	18.3	16.7	55.6	55.1	73.7	75.0
General and administrative	9.5	10.1	32.1	30.5	43.5	39.3
Depreciation and amortization	9.7	8.9	28.8	31.1	38.6	42.8
Other taxes	3.5	3.5	10.7	10.8	11.5	11.9
Total other operating expenses	41.0	39.2	127.2	127.5	167.3	169.0
Net loss from asset sales				(0.3)		(0.3)
Operating income (loss)	($ 9.7)	($ 11.2)	$ 43.1	$ 42.7	$ 75.3	$ 79.8

OPERATING STATISTICS
Natural gas volumes (MMdth)
Residential and commercial sales	9.1	8.7	70.1	67.7	104.6	98.2
Industrial sales	0.3	0.4	1.1	2.7	1.5	3.9
Transportation for industrial customers	14.0	9.6	34.9	25.4	45.0	33.7
Total industrial	14.3	10.0	36.0	28.1	46.5	37.6
Total deliveries	23.4	18.7	106.1	95.8	151.1	135.8
Natural gas revenue (per dth)
Residential and commercial sales	$8.83	$9.88	$8.57	$10.20	$8.60	$10.35
Industrial sales	6.03	7.23	6.28	7.82	6.37	8.19
Transportation for industrial customers	$0.17	$0.16	$0.20	$ 0.18	0.20	0.18
Temperatures – colder (warmer) than normal	6%	71%	-	(5%)	1%	(5%)
Temperature − adjusted usage per customer (dth)	7.8	7.9	73.2	76.4	110.4	112.8
Customers at September 30, (thousands)	861.0	835.0

Margin Analysis

Questar Gas’s margin (revenues less gas costs) increased $3.3 million in the third quarter of 2007 compared to the third quarter of 2006 and decreased $0.2 million in the first nine months of 2007 compared to the first nine months of 2006 and decreased $6.5 million in the 12 months ended September 30, 2007, compared with the 12-month period ended September 30, 2006. Following is a summary of major changes in Questar Gas’s margin:

Questar Gas 2007 Form 10-Q

	Change in Margin
	3 Months Ended Sept. 30,	9 Months Ended Sept. 30,	12 Months Ended Sept. 30,
	2007 Compared with 2006	2007 Compared with 2006	2007 Compared with 2006
	(in millions)
New customers	$ 0.7	$ 4.6	$6.6
Conservation-enabling tariff	1.7	5.6	4.5
Change in usage per customer	(0.2)	(5.2)	(3.9)
Change in rates		(6.2)	(10.9)
Recovery of gas-cost portion of bad-debt costs	0.9	(1.6)	(4.1)
Change in transportation revenue	0.8	2.4	2.8
Other, including shifting between rate classes	(0.6)	0.2	(1.5)
Increase (decrease)	$ 3.3	($0.2)	($6.5)

At September 30, 2007, Questar Gas served 861,036 customers, up from 835,025 at September 30, 2006. Customer growth increased margin by $0.7 million in the third quarter of 2007, $4.6 million in the first nine months of 2007 and $6.6 million for the 12 months ended September 30, 2007.

Temperature-adjusted usage-per-customer decreased 1% in the third quarter of 2007, 4% in the first nine months of 2007 and 2% in the 12 months ended September 30, 2007 compared to the same periods of 2006. The impact on the Company’s margin from changes in usage-per-customer has been mitigated by a pilot conservation-enabling tariff that was approved by the Public Service Commission of Utah (PSCU) in October 2006, effective back to the beginning of 2006. The new tariff resulted in a margin increase of $1.7 million in the third quarter of 2007, $5.6 million in the first nine months of 2007 and $4.5 million in the 12 months ended September 30, 2007, largely offsetting the decline in usage-per-customer.

Effective June 1, 2006, the Company reduced gas rates for Utah customers by $9.7 million per year, primarily to reflect a depreciation rate change and corresponding reduction in the Company’s depreciation expense. As a result, Questar Gas realized a $6.2 million reduction in revenues in the first nine months of 2007 compared to the same period of 2006. The depreciation rate change reduced depreciation expense approximately $3.8 million in the first nine months of 2007 compared to the prior year periods.

Weather, as measured in degree days, was 6% colder than normal in the third quarter of 2007, normal in the first nine months of 2007 and 1% colder than normal in the 12 months ended September 30, 2007. A weather-normalization adjustment on customer bills generally offsets the revenue impacts of moderate temperature variations.

Expenses

Cost of natural gas sold decreased 14% in the third quarter of 2007 and 18% in the first nine months of 2007 and 17% in the 12 months ended September 30, 2007, compared to the same periods of 2006 primarily due to lower gas-purchase expenses per dth. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the Public Service Commission of Wyoming. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of September 30, 2007, Questar Gas had a $46.6 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred.

Operating, maintenance, general and administrative expenses increased 4% in the third quarter of 2007, 2% in the first nine months of 2007 and 3% in the 12 months ended September 30, 2007, compared to the same periods of 2006. Higher labor and benefit costs were offset by lower bad-debt costs. Operating, maintenance, general and administrative expenses per customer were $102 in the first nine months of 2007 compared to $103 in the first nine months of 2006.

Depreciation expense increased 9% in the third quarter of 2007 as a result of increased investment in plant for customer growth and system upgrades. Depreciation expense decreased 7% in the first nine months of 2007 and 10% in the 12 months ended September 30, 2007, compared to the same periods of 2006 primarily as a result of reduced depreciation rates effective June 1, 2006, in accordance with the PSCU order discussed above.

Questar Gas 2007 Form 10-Q

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

Questar Gas 2007 Form 10-Q

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Questar Gas is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on Questar Gas financial position. An accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Grynberg Litigation

In Grynberg and L & R Exploration Venture v. Questar Pipeline Co., Civil No. 97CV0471 (D. Wyo.), Jack Grynberg brought certain claims against Questar companies related to the purchase of gas produced from wells located in Wyoming. After the federal district court granted Questar’s motion for partial summary judgment on the major portion of this case, the parties reached a settlement and the case has been dismissed. The settlement will not have a material adverse effect on the Company’s financial position.

Regulatory Proceedings

On October 12, 2007, the Supreme Court of Utah effectively ended a long-standing dispute over the cost recovery of carbon dioxide processing costs by dismissing an appeal by a group of individuals of an order by the PSCU. In October 2005, Questar Gas, the Utah Division of Public Utilities and the Committee of Consumer Services submitted a stipulation to the PSCU to resolve issues related to cost recovery of carbon dioxide processing costs. The PSCU approved the stipulation effective February 1, 2005. The stipulation was appealed to the Utah Supreme Court by a group of individuals who had not participated in the proceedings before the PSCU. The Court held that the petitioners failed to seek timely intervention and lacked standing to appeal the PSCU’s order.

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

Questar Gas 2007 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY

(Registrant)

November 2, 2007

/s/Alan K. Allred

Alan K. Allred

President and Chief Executive Officer

November 2, 2007

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

Exhibit 31.1.

CERTIFICATION

I, Alan K. Allred, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending September 30, 2007;

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

Questar Gas 2007 Form 10-Q

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

November 2, 2007

/s/Alan. K. Allred

Alan K. Allred

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Gas Company on Form 10-Q for the period ending September 30, 2007;

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

Questar Gas 2007 Form 10-Q

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

November 2, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Questar Gas Company (the Company) on Form 10-Q for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), Alan K. Allred, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR GAS COMPANY

November 2, 2007

/s/Alan K. Allred

Alan K. Allred

President and Chief Executive Officer

November 2, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Questar Gas 2007 Form 10-Q

13