Form 10-K
period 2007-12-31
QUESTAR GAS CO
filed 2008-03-11
CIK 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

QUESTAR GAS COMPANY

(Exact name of registrant as specified in its charter)

STATE OF UTAH	333-69210	87-0155877
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

180 East 100 South, P.O. Box 45360, Salt Lake City, Utah 84145-0360

Phone:  (801) 324-5555

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

 (Check one): Large accelerated filer [  ]                Accelerated filer [  ]                         Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [X]

Aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter (June 30, 2007):  $0.

On February 29, 2008, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding. (All shares are owned by Questar Corporation.)

Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

TABLE OF CONTENTS

Page No.

Where You Can Find More Information

5

Forward-Looking Statements

5

Glossary of Commonly Used Terms

5

PART I

Item 1.

BUSINESS

Nature of Business

7

Environmental Matters

9

Employees

9

Item 1A.

RISK FACTORS

9

Item 1B.

UNRESOLVED STAFF COMMENTS

10

Item 2.

PROPERTIES

10

Item 3.

LEGAL PROCEEDINGS

11

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (omitted)

11

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

11

Item 6.

SELECTED FINANCIAL DATA (omitted)

11

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

12

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

15

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

15

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

32

Item 9A. (T) CONTROLS AND PROCEDURES

32

Item 9B.

OTHER INFORMATION

33

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE (omitted)

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

Forward-Looking Statements

This Annual Report may contain or incorporate by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

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

•

changes in industry trends;

•

changes in laws or regulations; and

•

other factors, most of which are beyond the Company’s control.

Questar Gas undertakes no obligation to publicly correct or update the forward-looking statements in this Annual Report, in other documents, or on the web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

QUESTAR GAS 2007 FORM 10-K

Glossary of Commonly Used Terms

B

Billion.

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

M

Thousand.

MM

Million.

PSCU

Public Service Commission of Utah

PSCW

Public Service Commission of Wyoming

QUESTAR GAS 2007 FORM 10-K

FORM 10-K

ANNUAL REPORT, 2007

PART I

ITEM 1.  BUSINESS.

Nature of business

General: Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. As of December 31, 2007, Questar Gas was serving 873,607 sales and transportation customers. Questar Gas is the only non-municipal gas-distribution utility in Utah, where over 96% of its customers are located. The PSCU, the PSCW and the Public Utility Commission of Idaho have granted Questar Gas the necessary regulatory approvals to serve these areas. Questar Gas also has long-term franchises granted by communities and counties within its service area.

Questar Gas growth is tied to the economic growth of Utah and southwestern Wyoming. It has over 90% of the load for residential space heating and water heating in its service area. During 2007, Questar Gas added 23,065 customers, a 3% increase.

Questar Gas faces the same risks as other local-distribution companies. These risks include revenue variations based on seasonal changes in demand, sufficient gas supplies, declining residential usage per customer, adequate distribution facilities and adverse regulatory decisions. Questar Gas’s sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 80 dth per year) consumes over 77% of total gas requirements in the coldest six months of the year. Questar Gas, however, has a weather-normalization mechanism for its general-service customers. This mechanism adjusts the non-gas portion of a customer’s monthly bill as the actual heating-degree days in the billing cycle are warmer or colder than normal. This mechanism reduces dramatic fluctuations in any given customer’s monthly bill from year to year and reduces fluctuations in Questar Gas gross margin.

In October 2006, the PSCU approved a pilot program for a conservation enabling tariff (CET) effective January 1, 2006, to promote energy conservation. Under the Company’s prior rate structure, non-gas revenues declined when average temperature adjusted usage per customer declined while non-gas revenues increased when average temperature adjusted usage per customer increased. Under the CET, Questar Gas non-gas revenues are decoupled from the temperature adjusted usage per customer. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. These adjustments are limited to five percent of non-gas revenues. Under the CET, Questar Gas recorded a $2.5 million revenue increase in 2007 as a result of a 2% decline in usage per customer. In late 2007, the PSCU ordered a continuation of the CET program for an additional two years.

In January 2007, the PSCU approved a demand-side management program (DSM) effective January 1, 2007. Under the DSM, Questar Gas encourages the conservation of natural gas through advertising, rebates for efficient homes and appliances, and energy audits. The costs related to the DSM are deferred and recovered from customers through periodic rate adjustments. Questar Gas incurred recoverable DSM costs of $7.6 million in 2007.

Questar Gas minimizes gas supply risk with cost-of-service natural gas reserves. During 2007, Questar Gas satisfied 34% of its supply requirements with cost-of-service gas and associated royalty-interest volumes. Affiliate Wexpro Company (Wexpro) produces cost-of-service gas, which is then gathered by affiliate Questar Gas Management (Gas Management) and transported by affiliate Questar Pipeline Company (Questar Pipeline). See Notes 10 and 11 to the financial statements included in Item 8 of Part II of this Annual Report for more information on the Company’s related party transactions and cost-of-service proved reserves. Questar Gas also has a balanced and diversified portfolio of gas-supply contracts for volumes produced in Wyoming, Colorado, and Utah. Questar Gas has regulatory approval to pass through the costs associated with hedging activities in its balancing account.

Questar Gas has designed its distribution system and annual gas-supply plan to handle design-day demand, which is defined as the estimated volume of gas that firm customers could use when the weather is extremely cold. For the 2007-08 heating season, Questar Gas had an estimated design-day demand of 1,163 Mdth.

Questar Gas has long-term contracts with Questar Pipeline for transportation and also for storage capacity at Clay Basin and three peak-day storage facilities. Questar Gas also has contracts to take deliveries at several locations from Kern River Gas Transmission Co. (Kern River Pipeline.)

Competition, Customers and Growth: Questar Gas currently does not face direct competition from other distributors of natural gas for residential and commercial customers in its service territory. Natural gas has historically enjoyed a favorable price

QUESTAR GAS 2007 FORM 10-K

comparison with other energy sources used by residential and commercial customers with the notable exceptions of electricity from coal-fired power plants and occasionally fuel oil when oil prices are low. Questar Gas provides transportation service to industrial customers who buy gas directly from other suppliers. Questar Gas earns lower margins on this transportation service than firm-sales service and faces the risk that it could lose customers to competitor, Kern River Pipeline.

Regulation: As a public utility, Questar Gas is subject to the jurisdiction of the PSCU and PSCW. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions. Questar Gas is authorized to earn a return on equity of 11.2% in Utah and 11.83% in Wyoming. Both the PSCU and PSCW permit Questar Gas to recover gas costs through a balancing-account procedure and to reflect natural gas-price changes on a periodic basis, typically twice a year in the spring and the fall. Questar Gas has also received permission from the PSCU and PCSW to recover, as part of its gas costs, the specific costs associated with derivative contracts.

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

Questar Gas has significant business relationships with affiliated companies: The Questar corporate-organization structure and major subsidiaries are summarized below:

Questar Gas has long-term transportation contracts with Questar Pipeline for 901 Mdth per day. Questar Gas also has long-term storage contracts with Questar Pipeline for 15.3 MMdth.

Questar Gas has a long-term gas-supply arrangement with Wexpro. Wexpro develops and produces gas and oil on certain properties for Questar Gas under the terms of a long-standing comprehensive agreement with agencies of the states of Utah and Wyoming (the Wexpro Agreement). The Wexpro Agreement was effective August 1, 1981, and provides for Wexpro to deliver natural gas production to Questar Gas at cost of service, including recovery of its costs and a return on investment. Cost-of-service gas satisfied 34% of Questar Gas supply requirements during 2007. Generally cost-of-service gas prices have been significantly lower than Questar Gas paid for purchased gas. Wexpro also owns oil-producing properties. Under the terms of the

QUESTAR GAS 2007 FORM 10-K

Wexpro Agreement, revenues from crude-oil sales offset operating expenses and provide Wexpro with a return on its investment. Any remaining oil revenues, after recovery of expenses and Wexpro’s return on investment, are divided between Wexpro (46%) and Questar Gas (54%). Amounts received by Questar Gas reduce purchased-gas costs for customers.

Wexpro’s cost-of-service operations are contractually limited to a finite set of properties identified in the Wexpro Agreement. Advances in technology (increased density drilling and multi-stage hydraulic fracture stimulation) over the past decade have unlocked significant unexploited potential on many of the subject properties. Wexpro currently plans to invest significant capital over the next five to ten years to develop and deliver additional cost-of-service natural gas supplies to Questar Gas from these properties. Given current market conditions, the cost of service of these incremental supplies will likely be competitive with the Company’s alternative sources of gas supply. The term of the Wexpro Agreement coincides with the productive life of the gas and oil properties covered therein. Historically, 40 to 50% of Questar Gas gas-supply portfolio has been provided from cost-of-service reserves developed and produced by Wexpro. Cost-of-service production comprised a lesser share (34%) of Questar Gas supply in 2007 because Questar Gas chose to curtail and defer Wexpro production. Questar Gas replaced the curtailed production with gas purchased from non-affiliated suppliers at prices that were distressed due to regional pipeline bottlenecks. See Note 11 to the financial statements included in Item 8 of Part II of this Annual Report for information on estimated cost-of-service proved natural gas reserves as of December 31, 2007.

Questar Gas has contracts with Questar Gas Management to gather cost-of-service volumes produced from properties operated by Wexpro.

Environmental Matters

A discussion of Questar Gas’s environmental matters is included in Item 3 of Part I of this Annual Report.

Employees

At December 31, 2007, Questar Gas had 1,198 employees compared with 1,175 a year earlier.

ITEM 1A.  RISK FACTORS.

Investors should read carefully the following factors as well as the cautionary statements referred to in “Forward-Looking Statements” herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report actually occur, the Company’s business, financial condition or results of operation could be materially adversely affected.

Risks Inherent in the Company’s Business

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

Cost-of-service natural gas reserves provide a significant portion of gas-supply requirements. During 2007, Questar Gas satisfied 34% of its supply requirements with cost-of-service and associated royalty-interest gas delivered under the terms of the 1981 Wexpro Agreement generally at an average cost significantly lower than the cost of purchased gas. Producing natural gas reservoirs are generally characterized by declining production rates that vary depending on reservoir characteristics. The high initial decline rate of newly developed reserves and the rising costs of replacement may cause Wexpro to incur substantial capital expenditures to develop reserves to replace those depleted by production.

QUESTAR GAS 2007 FORM 10-K

Questar Gas is dependent on bank credit facilities and continued access to capital markets to successfully execute its operating strategies. Questar also relies on access to short-term commercial paper markets. The Company is dependent on these capital sources to provide financing for certain projects. The availability and cost of these credit sources is cyclical, and these capital sources may not remain available or the Company may not be able to obtain money at a reasonable cost in the future. All of Questar’s bank loans are floating-rate debt. From time to time the Company may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. The interest rates on bank loans are tied to debt credit ratings of Questar and its subsidiaries published by Standard & Poor’s and Moody’s. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of money from banks and other sources. Management believes it is important to maintain investment grade credit ratings to conduct the Company’s businesses, but may not be able to keep investment grade ratings.

Risks Related to Regulation

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

The Company may be exposed to certain regulatory and financial risks related to climate change. Many scientists believe that carbon dioxide emissions related to the use of fossil fuels may be causing changes in the earth’s climate. Federal and state courts and administrative agencies are considering the scope and scale of climate-change regulation under various laws pertaining to the environment, energy use and development, and greenhouse gas emissions. Questar Gas’s ability to access and develop new natural gas reserves may be restricted by climate-change regulation. There are numerous bills pending in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances for offsets of emissions of greenhouse gases. In addition, several of the states in which Questar Gas operates are considering various greenhouse gas registration and reduction programs. Carbon dioxide regulation could increase the price of natural gas, restrict access to or the use of natural gas, and/or reduce natural gas demand. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for natural gas. While future climate-change regulation is likely, it is too early to predict how this regulation will affect Questar Gas’s business, operations or financial results.

Other Risks

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Questar Gas distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, including the metropolitan Salt Lake area, Provo, Park City, Ogden, and Logan. It also serves customers throughout the state, including the cities of Price, Roosevelt, Vernal, Moab, Monticello, Fillmore, Cedar City and St. George. Questar Gas supplies natural gas to the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer and Diamondville and the southeastern Idaho community of Preston. To supply these communities Questar Gas owns and operates distribution systems and has a total of 25,373 miles of street mains, service lines and interconnecting pipelines. Questar Gas has a major operations center in Salt Lake City, and has operations centers, field offices and service-center facilities through other parts of its service area.

QUESTAR GAS 2007 FORM 10-K

ITEM 3.  LEGAL PROCEEDINGS.

Questar Gas is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company’s financial position, results of operations or cash flows. An accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Grynberg Case

In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Jack Grynberg filed qui tam claims against Questar, including Questar Gas, under the federal False Claims Act that were substantially similar to cases filed against other natural gas companies. The cases were consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government. By order dated October 20, 2006, the district court dismissed all of Grynberg’s claims against all the defendants for lack of jurisdiction. The judge found that Grynberg was not the “original source” and therefore could not bring the action. Grynberg has appealed the case to the U.S. Tenth Circuit Court of Appeals.

Environmental Matters

The Company was previously named as a potentially responsible party in an environmental clean-up action involving a site in Salt Lake City. The site was the location of chemical operations conducted by a division of an affiliate known as Wasatch Chemical Division, which ceased operation in 1978. Pursuant to a 1992 Consent Decree, the clean-up process has been completed and the site has ongoing ground-water monitoring. The Company had no responsibility for the clean up and has no obligation for the ongoing monitoring of the site.

Regulatory Proceedings

See Note 3 to the financial statements included in Item 8 of Part II of this Annual Report for information concerning various regulatory proceedings.

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

QUESTAR GAS 2007 FORM 10-K

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Questar Gas, which provides natural gas distribution services in Utah, Wyoming and Idaho, reported net income of $37.4 million for 2007 compared with $37.0 million in 2006, a 1% increase, and $36.0 million in 2005. Operating income increased $1.2 million, or 2%, in the 2007 to 2006 comparison due primarily to higher margins from customer growth and lower bad debt and depreciation expenses. Following is a summary of Questar Gas’s financial and operating results:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
OPERATING INCOME
Revenues
Residential and commercial sales	$876.6	$ 988.4	$867.8
Industrial sales	9.9	23.5	40.1
Transportation for industrial customers	9.9	6.7	5.9
Service	5.9	7.1	6.6
Other	30.2	38.9	42.1
Total revenues	932.5	1,064.6	962.5
Cost of natural gas sold	687.2	821.8	720.2
Margin	245.3	242.8	242.3
Operating expenses
Operating and maintenance	73.4	73.2	73.7
General and administrative	45.5	41.9	39.3
Depreciation and amortization	38.8	40.9	45.8
Other taxes	11.5	11.6	11.0
Total operating expenses	169.2	167.6	169.8
Net (loss) from asset sales		(0.3)
Operating income	$ 76.1	$ 74.9	$ 72.5

OPERATING STATISTICS
Natural gas volumes (MMdth)
Residential and commercial sales	106.1	102.2	96.3
Industrial sales	1.6	3.1	5.7
Transportation for industrial customers	53.8	35.5	31.2
Total industrial	55.4	38.6	36.9
Total deliveries	161.5	140.8	133.2
Natural gas revenue (per dth)
Residential and commercial	$8.26	$9.67	$9.01
Industrial sales	6.18	7.64	7.06
Transportation for industrial customers	0.18	0.19	0.19
System natural gas cost (per dth)	$ 5.93	$ 6.54	$6.46
Temperatures – colder (warmer) than normal	2%	(2%)	(3%)
Temperature-adjusted usage per customer (dth)	110.8	113.6	113.3
Customers at December 31, (in thousands)	873.6	850.5	824.4

QUESTAR GAS 2007 FORM 10-K

Margin Analysis

Questar Gas’s margin (revenues less gas costs) increased $2.5 million in 2007 compared to 2006, and $0.5 million in 2006 compared with 2005. Following is a summary of major changes in Questar Gas’s margin for 2007 compared to 2006 and 2006 compared to 2005:

	Change in Margin
	2006 to 2007	2005 to 2006
	(in millions)
New customers	$ 5.9	$ 6.9
Conservation-enabling tariff	4.3	(1.7)
Change in usage per customer	(4.2)	0.5
Change in transportation revenues	3.2	0.6
Change in rates	(6.2)	(4.9)
Recovery of demand-side management costs	0.6
Recovery of gas-cost portion of bad-debt costs	(2.1)	(2.8)
Other, including shifting between rate classes	1.0	1.9
Increase	$ 2.5	$ 0.5

At December 31, 2007, Questar Gas served 873,607 customers, up from 850,542 at December 31, 2006. Customer growth increased margin by $5.9 million in 2007 and $6.9 million in 2006.

Temperature-adjusted usage-per-customer decreased 2% in 2007 compared to 2006 and decreased less than 1% in 2006 compared to 2005. The impact on the Company’s margin from changes in usage-per-customer has been mitigated by a pilot conservation-enabling tariff that was approved by the Public Service Commission of Utah (PSCU) in October 2006, effective back to the beginning of 2006. The new tariff resulted in a margin increase of $4.3 million in 2007 compared with 2006, offsetting a $4.2 million margin decline in usage-per-customer.

Effective June 1, 2006, the Company reduced gas rates for Utah customers by $9.7 million per year, primarily to reflect lower depreciation rates and corresponding reduction in the Company’s depreciation expense. As a result, Questar Gas realized a $6.2 million reduction in revenues in 2007 compared to 2006. The lower depreciation rates reduced depreciation expense approximately $3.8 million in 2007 compared to the prior year.

Weather, as measured in degree days, was 2% colder than normal in 2007 compared with 2% warmer than normal in 2006. A weather-normalization adjustment on customer bills generally offsets the revenue impacts of moderate temperature variations.

Industrial deliveries (including sales and transportation) increased 44% in 2007 compared to 2006 due to service to an electric generating plant. Industrial deliveries increased 5% in 2006 compared with 2005.

Revenues

Questar Gas reported revenues of $932.5 million in 2007 compared with $1,064.6 million in 2006. The decrease resulted from lower regional gas supply prices for natural gas included in rates. Questar Gas is permitted to collect gas costs, without markup, through rates.

Expenses

Cost of natural gas sold decreased 16% in 2007 compared to 2006 primarily due to lower gas-purchase expenses per dth. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of December 31, 2007, Questar Gas had a $58.1 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred.

The sum of operating, maintenance, general and administrative expenses increased 3% in 2007 compared to 2006. Higher labor and benefit costs were offset by lower bad-debt costs. Operating, maintenance, general and administrative expenses per customer were $136 in 2007 compared to $135 in 2006 and $137 in 2005.

Depreciation expense decreased 5% in 2007 compared to 2006 and 11% in 2006 compared to 2005 primarily as a result of reduced depreciation rates effective June 1, 2006, in accordance with the PSCU order discussed above.

QUESTAR GAS 2007 FORM 10-K

Utility Rate Matters

See Note 3 to the financial statements included in Item 8 of Part II of this Annual Report for a discussion of the Conservation Enabling Tariff, a rate reduction in Utah, and filing of a general rate case in Utah. Questar Gas is subject to the requirements of the Pipeline Safety Improvement Act. Questar Gas has been spending $4.0 to $5.0 million per year to comply with the act, not including costs of pipeline replacement if necessary. The PSCU has allowed Questar Gas to recover $2.0 million per year of these costs beginning June 2006 and to record a regulatory asset for additional incremental operating costs incurred to comply with this Act.

Investing Activities

Following is a summary of Questar Gas capital expenditures for 2007 and 2006 and a forecast for 2008:

	Year Ended December 31,
	2008 Forecast	2007	2006
	(in millions)
Distribution system and customer additions	$118.2	$123.3	$ 84.5
General	18.2	6.6	12.7
Capital expenditure accruals		6.0	(10.5)
Total capital expenditures	$136.4	$135.9	$ 86.7

During 2007, Questar Gas added 646 miles of main, feeder and service lines to provide service to 23,065 additional customers.

Contractual Cash Obligations and Other Commitments

Questar Gas enters into a variety of contractual cash obligations and other commitments in the course of ordinary business activities. The following table summarizes the Company’s significant contractual cash obligations as of December 31, 2007:

	Payments Due by Year
	Total	2008	2009	2010	2011	2012	After 2012
	(in millions)
Long-term debt	$ 313.0	$ 43.0		$ 50.0	$ 2.0	$ 91.5	$126.5
Interest on fixed-rate long-term debt	86.6	13.2	$ 13.0	12.9	12.9	11.1	23.5
Gas-purchase contracts	659.2	197.6	85.5	50.4	32.4	27.8	265.5
Transportation and storage contracts	708.7	78.6	77.6	76.5	76.2	73.3	326.5
Operating leases	10.0	2.5	2.5	2.5	2.5
Total	$1,777.5	$334.9	$178.6	$192.3	$126.0	$203.7	$742.0

The Company had $50 million of variable-rate long-term debt due 2010 with an interest rate of 5.19% outstanding at December 31, 2007.

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

The Company estimates unbilled revenues for the period from the date meters are read to the end of the month, using usage history and weather information. Approximately one-half month of revenue is estimated in any period. The gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses.

Questar Gas tariff provides for monthly adjustments to customer bills to approximate the impact of normal temperatures on non-gas revenues. Questar Gas estimates the weather-normalization adjustment for the unbilled revenue each month. The weather-normalization adjustment is evaluated each month and reconciled on an annual basis in the summer to agree with the amount billed to customers. In 2006, the PSCU approved a pilot program for a conservation enabling tariff effective January 1, 2006, to promote energy conservation. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of gas used by

QUESTAR GAS 2007 FORM 10-K

customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. These adjustments are limited to five percent of non-gas revenues during each 12-month period beginning in November.

Rate Regulation

Regulatory agencies establish rates for the storage, transportation, distribution and sale of natural gas. The regulatory agencies also regulate, among other things, the extension of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. Questar Gas follows SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” that requires the recording of regulatory assets and liabilities by companies subject to cost-based regulation. The PSCU and PSCW have accepted the recording of regulatory assets and liabilities.

Recent Accounting Developments

Refer to Note 1 accompanying the financial statements in Item 8 of Part II of this Annual Report for a discussion of recent accounting developments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar Gas primary market risk exposure is from changes in the demand for natural gas. The temperature-adjusted usage per residential customer has decreased due to more energy efficient appliances and homes, and behavior changes in response to higher natural gas prices. This decline in usage per customer has been somewhat offset by the addition of new customers and the Conservation Enabling Tariff.

Credit Risk

Questar Gas requires deposits from customers that pose unfavorable credit risks. No single customer accounted for a significant portion of revenue in 2007.

Interest-Rate Risk

The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The Company had $263.0 million of fixed-rate long-term debt with a fair value of $261.8 million at December 31, 2007. A year earlier the Company had $273.0 million of fixed-rate long-term debt with a fair value of $277.0 million. If interest rates had declined 10%, fair value would increase to $269.0 million in 2007 and $285.1 million in 2006. The fair value calculations do not represent the cost to retire the debt securities. In addition, the Company had $50.0 million of variable-rate long-term debt outstanding at December 31, 2007. The Company also borrows funds on a short-term basis with variable interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page No.

Financial Statements:

Report of Independent Registered Public Accounting Firm

15

Statements of Income, three years ended December 31, 2007

16

Balance Sheets at December 31, 2007 and 2006

17

Statements of Common Shareholder’s Equity, three years ended

December 31, 2007

19

Statements of Cash Flows, three years ended December 31, 2007

20

Notes Accompanying the Financial Statements

21

Financial Statement Schedules:

For the three years ended December 31, 2007

Valuation and Qualifying Accounts

32

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

QUESTAR GAS 2007 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of

Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 2007 and 2006, and the related statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, Questar Gas Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes effective January 1, 2007, and Statement of Financial Accounting Standard No. 123R, Share Based Payments, effective January 1, 2006.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 22, 2008

QUESTAR GAS 2007 FORM 10-K

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
	Year Ended December 31,
	2007	2006	2005
		(in millions)
REVENUES
From unaffiliated customers	$927.6	$1,059.1	$956.4
From affiliated companies	4.9	5.5	6.1
TOTAL REVENUES	932.5	1,064.6	962.5

OPERATING EXPENSES
Cost of natural gas sold
From unaffiliated parties	441.2	569.8	484.2
From affiliated companies	246.0	252.0	236.0
Total cost of natural gas sold (excluding operating expenses shown separately)	687.2	821.8	720.2
Operating and maintenance	73.4	73.2	73.7
General and administrative	45.5	41.9	39.3
Depreciation and amortization	38.8	40.9	45.8
Other taxes	11.5	11.6	11.0
TOTAL OPERATING EXPENSES	856.4	989.4	890.0
Net loss from asset sales		(0.3)
OPERATING INCOME	76.1	74.9	72.5
Interest and other income	7.4	6.6	5.0
Interest expense	(23.8)	(22.6)	(20.2)
INCOME BEFORE INCOME TAXES	59.7	58.9	57.3
Income taxes	22.3	21.9	21.3
NET INCOME	$ 37.4	$ 37.0	$ 36.0

See notes accompanying the financial statements

QUESTAR GAS 2007 FORM 10-K

QUESTAR GAS COMPANY
BALANCE SHEETS
	December 31,
	2007	2006
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 4.1	$ 3.6
Accounts receivable, net	72.1	83.3
Unbilled gas accounts receivable	78.2	67.5
Accounts receivable from affiliates	2.7	2.1
Federal income taxes recoverable	4.0
Inventories, at lower of average cost or market
Gas stored underground	42.9	50.2
Materials and supplies	9.3	7.8
Prepaid expenses and other	11.9	6.4
Deferred income taxes – current	2.0	1.7
Total Current Assets	227.2	222.6

Property, Plant and Equipment
Distribution	1,293.8	1,174.1
General and other	211.9	212.9
Construction work in progress	33.5	31.1
	1,539.2	1,418.1
Less accumulated depreciation and amortization	630.3	598.0
Net Property, Plant and Equipment	908.9	820.1

Other Assets
Regulatory assets	19.1	18.7
Goodwill	5.6	5.6
Other noncurrent assets	6.9	6.3
Total Other Assets	31.6	30.6

Total Assets	$1,167.7	$1,073.3

QUESTAR GAS 2007 FORM 10-K

	December 31,
	2007	2006
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 72.9	$ 13.2
Accounts payable and accrued expenses
Accounts and other payables	130.4	129.5
Accounts payable to affiliates	32.6	32.6
Customer-credit balances	34.1	31.4
Interest	4.2	4.3
Total accounts payable and accrued expenses	201.3	197.8
Fair value of derivative contracts		7.6
Purchased-gas adjustment	58.1	34.3
Current portion of long-term debt	43.0	10.0
Total Current Liabilities	375.3	262.9

Long-term debt, less current portion	270.0	313.0
Deferred income taxes	123.0	118.7
Customer contributions in-aid of construction	51.2	40.0
Other long-term liabilities	7.5	9.1
Commitments and contingencies - note 7

COMMON SHAREHOLDER’S EQUITY
Common stock - par value $2.50 per share;
authorized 50.0 shares; 9.2 issued and outstanding	23.0	23.0
Additional paid-in capital	116.7	116.0
Retained earnings	201.0	190.6
Total Common Shareholder’s Equity	340.7	329.6

Total Liabilities and Common Shareholder’s Equity	$1,167.7	$1,073.3

See notes accompanying the financial statements

QUESTAR GAS 2007 FORM 10-K

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings
	(in millions)
Balances at January 1, 2005	$23.0	$121.9	$170.1
2005 net income			36.0
Dividends paid			(26.0)
Reverse merger with Questar Regulated Services		(6.6)
Balances at December 31, 2005	23.0	115.3	180.1
2006 net income			37.0
Dividends paid			(26.5)
Share-based compensation		0.7
Balances at December 31, 2006	23.0	116.0	190.6
2007 net income			37.4
Dividends paid			(27.0)
Share-based compensation		0.7
Balances at December 31, 2007	$23.0	$116.7	$201.0

See notes accompanying the financial statements

QUESTAR GAS 2007 FORM 10-K

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2007	2006	2005
	(in millions)
OPERATING ACTIVITIES
Net income	$ 37.4	$ 37.0	$ 36.0
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	42.7	44.8	50.1
Deferred income taxes	4.0	(15.2)	3.7
Share-based compensation	0.7	0.7
Net loss from asset sales		0.3
Changes in operating assets and liabilities
Accounts receivable		36.6	(53.1)
Inventories	8.0	6.2	(14.2)
Prepaid expenses and other	(0.5)	0.8
Accounts payable and accrued expenses	10.3	(27.3)	52.2
Rate-refund obligation			(20.6)
Federal income taxes	(4.8)	6.3	1.2
Purchased-gas adjustments	16.2	81.7	(4.0)
Other assets and liabilities	0.5	5.4	10.6
NET CASH PROVIDED FROM OPERATING ACTIVITIES	114.5	177.3	61.9

INVESTING ACTIVITIES
Capital expenditures	(135.9)	(86.7)	(67.9)
Cash used in disposition of assets	(2.8)	(0.7)	(0.4)
Proceeds from disposition of assets	2.0	1.2	1.3
NET CASH USED IN INVESTING ACTIVITIES	(136.7)	(86.2)	(67.0)

FINANCING ACTIVITIES
Change in notes payable to Questar	59.7	(64.2)	(17.8)
Long-term debt issued			50.0
Long-term debt repaid	(10.0)
Dividends paid	(27.0)	(26.5)	(26.0)
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	22.7	(90.7)	6.2
Change in cash and cash equivalents	0.5	0.4	1.1
Beginning cash and cash equivalents	3.6	3.2	2.1
Ending cash and cash equivalents	$ 4.1	$ 3.6	$ 3.2

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$23.7	$21.9	$19.1
Income taxes	24.8	31.4	13.7

See notes accompanying the financial statements

QUESTAR GAS 2007 FORM 10-K

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

Regulation

Questar Gas is regulated by the PSCU and the PSCW. The Idaho Public Utilities Commission has contracted with the PSCU for rate oversight of Questar Gas operations in a small area of southeastern Idaho. These regulatory agencies establish rates for the transportation and sale of natural gas. The regulatory agencies also regulate, among other things, the extension of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

The Company applies the regulatory accounting principles prescribed under SFAS 71 “Accounting for the Effects of Certain Types of Regulation.” Under SFAS 71, the Company records regulatory assets and liabilities that would not be recorded under GAAP for non-rate regulated entities. Regulatory assets and liabilities record probable future revenues or expenses associated with certain credits or charges that will be recovered from or refunded to customers through the rate-making process. See Note 4 to the financial statements for a description and comparison of regulatory assets and liabilities as of December 31, 2007 and 2006.

Revenue Recognition

Questar Gas records revenues for gas delivered to residential and commercial customers but not billed as of the end of the accounting period. Unbilled gas deliveries are estimated for the period from the date meters are read to the end of the month. Approximately one-half month of revenue is estimated in any period. Gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses. Questar Gas tariff allows for monthly adjustments to customer bills to approximate the effect of abnormal weather on non-gas revenues. The weather-normalization adjustment significantly reduces the impact of weather on gas-distribution earnings. In 2006, the PSCU approved a pilot program for a “conservation enabling tariff” (CET) effective January 1, 2006, to promote energy conservation. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. The CET program, approved by the PSCU, allows for rate adjustments every six months. The adjustments will amortize deferred CET amounts over a 12-month period. These adjustments are limited to five percent of non-gas revenues.

Cash and Cash Equivalents

Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial-bank accounts that result in available funds the next business day.

Purchased-Gas Adjustments

Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas may hedge a portion of its natural gas supply to mitigate price fluctuations for gas-distribution customers. The regulatory commissions allow Questar Gas to record periodic mark-to-market adjustments for commodity-price derivatives in the purchased-gas-adjustment account.

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost. Maintenance and repair costs are expensed as incurred. Major categories of gas-distribution fixed assets are grouped together and depreciated using the straight-line method at rates ranging from 1% to

QUESTAR GAS 2007 FORM 10-K

25% per year. Gains and losses on asset disposals are recorded as adjustments in accumulated depreciation. Average depreciation, and amortization rates for the year ended December 31, were 3.1% in 2007, 3.4% in 2006 and 3.9% in 2005.

The Company has not capitalized future-abandonment costs on a majority of its long-lived gas-distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. In these cases, the regulatory agencies have opted to leave retired facilities in the ground undisturbed rather than excavate and dispose of the assets.

Contributions in Aid of Construction

Customer contributions in aid of construction reduce plant unless the amounts are refundable to customers. Contributions for main-line extensions may be refundable to customers if additional customers connect to the main line segment within five years. Refundable contributions are recorded as a long-term liability until refunded or the five-year period expires without additional customer connections. Amounts not refunded reduce plant. The Company offsets contributions recorded as a reduction of plant with capital expenditures in the Statement of Cash Flows.

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

Capitalized Interest and Allowance for Funds Used During Construction

The Company capitalizes the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest costs and the equity portion is recorded in other income. Interest expense was reduced by $0.7 million in 2007, $0.4 million in 2006 and $0.1 million in 2005. No amounts of equity AFUDC were recorded in the three years ended December 31, 2007.

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

Bad debt expense amounted to$2.6 million in 2007, $4.8 million in 2006 and $8.6 million in 2005. The allowance for bad debt expenses was $2.3 million and $3.1 million at December 31, 2007, and 2006, respectively.

Asset Retirement Obligations (ARO)

Questar Gas recognizes ARO in accordance with SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The provisions of SFAS 143 do not apply to a majority of the Company’s long-lived distribution-system assets due to a lack of a legal obligation to retire the assets. The ARO balance was $4.5 million at December 31, 2007 and $5.3 million at December 31, 2006, and is included with Other long-term liabilities.

QUESTAR GAS 2007 FORM 10-K

Income Taxes

Questar and its subsidiaries file a consolidated federal income tax return. Questar Gas accounts for income tax expense on a separate-return basis and records tax benefits as they are generated. The Company receives payments from Questar for such tax benefits as they are utilized on the consolidated income tax return. Deferred income taxes have been provided for temporary differences caused by differences between the book and tax-carrying amounts of assets and liabilities. These differences create taxable or tax deductible amounts for future periods. Interest earned on refunds is recorded in interest and other income. Interest expense charged on tax deficiencies is recorded in interest expense.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to SFAS 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Questar adopted the provisions of FIN 48 January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the twelve-month period ended December 31, 2007. Income tax returns for 2004 and subsequent years are subject to examination. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-Term Stock Incentive Plan (LTSIP). Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APBO) 25 “Accounting for Stock Issued to Employees” and related interpretations. No compensation cost was recorded for stock options issued because the exercise price equaled the market price on the date of grant. The granting of restricted shares resulted in recognition of compensation cost measured at the grant-date market price.

The Company implemented Statement of Financial Accounting Standards 123R “Share Based Payment,” (SFAS 123R) effective January 1, 2006, and chose the modified prospective phase-in method. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. Questar Gas uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods.

Recent Accounting Developments

SFAS 157 “Fair Value Measures”

The FASB issued SFAS 157 “Fair Value Measures” in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measures required by other accounting rules. It does not change existing guidance as to whether or not an instrument is carried at fair value. The effective date of SFAS 157 is spread over two years. For items that are recognized or disclosed at fair value in the financial statements on a recurring basis, SFAS 157 will be effective for Questar Gas beginning January 1, 2008. While the effective date for applying SFAS 157 to nonfinancial assets and nonfinancial liabilities has been postponed and begins January 1, 2009. The Company has reviewed the requirements of SFAS 157 and does not expect its adoption to impact financial position, results of operations or cash flows or to record a cumulative effect.

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities”

The FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities in February 2007.” SFAS 159 permits the measurement of certain financial instruments at fair value. Entities may choose to measure eligible items at fair value at certain election dates and report unrealized gains and losses on such items for each subsequent reporting period. SFAS 159 will be effective for Questar Gas beginning January 1, 2008. The Company has reviewed the requirements of SFAS 159 and does not expect its adoption to impact financial position, results of operations or cash flows.

SFAS 141(R) “Business Combinations”

SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective beginning January 1, 2009. The Company is currently evaluating the impact of SFAS 141(R).

QUESTAR GAS 2007 FORM 10-K

SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”

SFAS 160 requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on  the consolidated statements of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; and any retained noncontrolling equity investment in the former subsidiary be initially  measured at fair value. SFAS 160 is effective beginning January 1, 2009. The Company is currently evaluating the impact of SFAS 160.

Reclassifications

Certain reclassifications were made to prior-year financial statements to conform with the 2007 presentation.

All dollar and share amounts in this annual report on Form 10-K are in millions, except per-share information and where otherwise noted.

Note 2 – Share-Based Compensation

Prior to January 1, 2006, Questar and the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APBO) 25 “Accounting for Stock Issued to Employees” and related interpretations. No compensation cost was recorded for stock options because the exercise price equaled the market price on the date of grant. Under SFAS 123R “Share Based Payment,” the fair value of stock options was determined on the grant date using the Black-Scholes-Merton option-valuation model. The granting of restricted shares results in recognition of compensation cost under APBO 25 and SFAS 123R. Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period. Questar Gas uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods.

Questar and the Company implemented SFAS 123R effective January 1, 2006, and chose the modified prospective phase-in method of accounting by SFAS 123R. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. Adopting SFAS 123R resulted in lower income before income taxes and net income in 2006 by $0.1 million than if the Company had continued to account for share-based compensation under APBO 25 due to expensing the fair value of stock options. There were no unvested stock options outstanding in 2007. The pro forma share-based compensation expense impact for the year of 2005 was approximately $0.3 million. Amortized share-based compensation associated with unvested restricted shares amounted to $0.7 million for the year ended December 31, 2007.

Transactions involving stock options granted to employees of Questar Gas under the LTSIP are summarized below:

	Options Outstanding	Price Range	Weighted Average Price
Balance at January 1, 2006	1,303,292	$7.50 – $14.01	$12.53
Exercised	(364,352)	7.50 – 14.01	13.56
Employee transfer	(9,000)	13.56	13.56
Balance a December 31, 2006	929,940	7.50 – 14.01	12.65
Exercised	(203,833)	7.50 – 14.01	12.15
Employee transfer	64	10.69	10.69
Balance at December 31, 2007	726,171	$7.50 – $14.01	$12.79

	Options Outstanding and Exercisable
Range of exercise prices	Number outstanding at Dec. 31, 2007	Weighted-average remaining term in years	Weighted-average exercise price
$ 7.50 - $ 8.50	80,358	1.7	$ 7.97
10.69 - 11.48	84,145	3.9	11.42
$13.56 - $14.01	561,668	4.6	13.68
	726,171	4.2	$12.79

QUESTAR GAS 2007 FORM 10-K

Most restricted share grants vest in equal installments over a three to four year period from the grant date. The weighted average vesting period of unvested restricted shares at December 31, 2007, was 15 months. Transactions involving restricted shares in the LTSIP in 2007 and 2006 are summarized below:

	Restricted Shares Outstanding	Price Range	Weighted Average Price
Balance at January 1, 2006	43,400	$17.45 - $25.50	$21.42
Granted	18,700	36.75	36.75
Distributed	(7,342)	17.45	17.45
Balance at December 31, 2006	54,758	17.45 – 36.75	27.19
Granted	19,700	41.08 – 54.53	41.76
Distributed	(13,408)	17.45 – 25.50	21.50
Forfeited	(1,500)	36.75 – 41.08	39.63
Balance at December 31, 2007	59,550	$17.45 – $54.53	$32.97

Note 3 – Rate Regulation and Other Regulatory Assets and Liabilities

Rate Regulation

Questar Gas Rate Changes

In December 2007, Questar Gas filed a general rate case in Utah requesting an increase in rates of $27.0 million, including an authorized return on equity of 11.25%. Hearings are scheduled in mid-2008 and a decision from the PSCU is expected in August 2008.

In October 2006, the PSCU approved the CET effective January 1, 2006. The purpose of the CET is to promote energy conservation. Under the Company’s prior rate structure, Questar Gas revenues declined when temperature-adjusted average usage per customer decreased. Questar Gas revenues increased when temperature-adjusted average usage per customer increased. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of temperature-adjusted gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. The PSCU reviewed the initial results of the CET during 2007 and authorized Questar Gas to continue the program for two additional years. Any adjustments to revenues are limited to 5% of non-gas revenues during each 12-month period beginning in November. Questar Gas recorded a $2.5 million revenue increase in 2007 and a $1.7 million revenue reduction in 2006 in accordance with the CET.

Effective June 1, 2006, the PSCU approved a settlement of other issues and ordered Questar Gas to reduce the non-gas portion of customer rates by $9.7 million to reflect a reduction in depreciation rates, a change in capital structure, and recovery of pipeline integrity costs.

In January 2007, the PSCU approved a “demand-side management” program (DSM) effective January 1, 2007. Under the DSM, Questar Gas encourages the conservation of natural gas through advertising, rebates for efficient homes and appliances, and energy audits. The costs of the DSM are deferred and recovered from customers through periodic rate adjustments. DSM costs of $7.5 million were incurred during 2007 and $0.6 million were recovered from customers.

Other Regulatory Assets and Liabilities

The Company has other regulatory assets and liabilities in addition to purchased-gas adjustments. The Company recovers the costs of assets but does not generally receive a return on these assets.

Following is a description of the Company’s regulatory assets:

•

Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 11 years as of December 31, 2007.

•

The CET asset (liability) represents actual revenues received that are less than (in excess of) the allowed revenues. These amounts are recovered (refunded) through periodic rate adjustments.

•

The DSM program liability represents funds available for the program that exceed amounts expended to date. These amounts are refunded through periodic rate adjustments.

QUESTAR GAS 2007 FORM 10-K

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

•

Questar Gas is allowed to recover certain deferred taxes from customers over the life of the related property, plant and equipment.

Current regulatory assets are included with prepaid and other and long-term regulatory assets are shown on a separate line in the balance sheets. A list of regulatory assets follows:

	December 31,
	2007	2006
	(in millions)
Current regulatory assets
Demand side management	$5.6
Deferred production taxes	2.5	$4.3
Conservation enabling tariff	1.3
	$9.4	$4.3

	December 31,
	2007	2006
	(in millions)
Long-term regulatory assets
Cost of reacquired debt	$ 8.0	$ 8.8
Pipeline integrity costs	7.2	5.7
Asset retirement obligations – cost-of-service gas wells	3.9	4.2
	$19.1	$18.7

Following is a description of the Company’s regulatory liabilities:

•

A regulatory liability has been recorded for the collection of postretirement medical costs allowed in rates which exceed actual charges.

•

Income taxes refundable to customers arise from adjustments to deferred taxes.

Current regulatory liabilities are included with accounts payable and long-term regulatory liabilities are included with other long-term liabilities in the balance sheets. A list of regulatory liabilities follows:

December 31,
2006
(in millions)
Current regulatory liabilities
Conservation enabling tariff	$1.5
Demand-side management	1.2
$2.7

QUESTAR GAS 2007 FORM 10-K

	December 31,
	2007	2006
	(in millions)
Long-term regulatory liabilities
Income taxes refundable to customers	$1.5	$1.8
	$1.5	$1.8

Note 4 – Debt

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $72.9 million at December 31, 2007 with an interest rate of 5.36% and $13.2 million at December 31, 2006 with an interest rate of 5.44%.

Questar Gas long-term debt consists of $263.0 million of medium-term notes with interest rates ranging from 5.00% to 7.58% due 2008 to 2018 and a $50.0 million bank term loan at 5.19% due 2010. Long-term debt maturities are $43.0 million in 2008, $50.0 million in 2010, $2.0 million in 2011 and $91.5 million in 2012. All notes are unsecured obligations and rank equally with all other unsecured liabilities. At December 31, 2007, Questar Gas could pay dividends of $123 million without violating the terms of its debt covenants.

On December 15, 2005, Questar Gas borrowed $50.0 million from a bank under a five-year term loan agreement. The loan’s interest rate varies periodically with changes in short-term interest rates available in the credit markets.

Note 5 – Financial Instruments and Risk Management

The carrying value and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2007		December 31, 2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
(in millions)
Financial assets
Cash and cash equivalents	$ 4.1	$ 4.1	$ 3.6	$ 3.6
Financial liabilities
Notes payable to Questar	$ 72.9	$ 72.9	$ 13.2	$ 13.2
Long-term debt	313.0	311.8	323.0	327.0

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

Note 6 – Income Taxes

Details of Questar Gas’s income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

QUESTAR GAS 2007 FORM 10-K

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Federal
Current	$ 16.4	$ 32.8	$ 15.4
Deferred	3.7	(13.8)	3.8
State
Current	2.3	4.4	2.4
Deferred	0.3	(1.1)	0.1
Deferred investment tax credits recognized	(0.4)	(0.4)	(0.4)
	$ 22.3	$ 21.9	$ 21.3

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is explained as follows:

	Year Ended December 31,
	2007	2006	2005
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of:
State income taxes, net of federal income tax benefit	2.8	3.6	2.8
Amortize investment tax credits related to rate regulated assets	(0.7)	(0.7)	(0.7)
Other	0.2	(0.8)	0.1
Effective income tax rate	37.3%	37.1%	37.2%

Significant components of the Company’s deferred income taxes were as follows:

	December 31,
	2007	2006
	(in millions)
Deferred income taxes - liability
Property, plant and equipment	$123.6	$119.7
Employee benefits and compensation costs	(0.6)	(1.0)
Total deferred income taxes	$123.0	$118.7

	December 31,
	2007	2006
	(in millions)
Deferred income taxes – current asset
Other	$2.0	$1.7
Total deferred income taxes - current asset	$2.0	$1.7

Note 7 – Commitments and Contingencies

Questar Gas is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company’s financial position, results of operations or cash flows. An accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur, which would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

QUESTAR GAS 2007 FORM 10-K

Commitments

Historically, 40 to 50% of Questar Gas gas-supply portfolio has been provided from cost-of-service gas produced and delivered under the terms of the Wexpro Agreement; however this amount dropped to 34% in 2007 because the Company shut in some production to take advantage of low purchase-gas costs. In 2007, the remainder of the gas supply was purchased using index-based or fixed-price contracts. Questar Gas has commitments to purchase gas for $197.6 million in 2008, $85.5 million in 2009, $50.4 million in 2010, $32.4 million in 2011 and $27.8 million in 2012. Generally, at the conclusion of the heating season and after a bid process, new agreements for the next heating season are put in place. Questar Gas bought natural gas under purchase agreements amounting to $374.8 million in 2007, $429.5 million in 2006 and $447.4 million in 2005. In addition, Questar Gas has contracted for underground storage. Questar Gas stores gas during off-peak periods (typically during the summer) and withdraws gas from storage to meet peak-gas demand (typically in the winter).

Questar Gas has third-party transportation commitments requiring yearly payments of $5.3 million through 2018.

Questar Gas has contracted for transportation and storage services with Questar Pipeline. Annual payments and the years covered are as follows:

(in millions)
2008	$ 73.3
2009	72.3
2010	71.2
2011	70.9
2012	68.0
After 2012	298.2

Note 8 – Employee Benefits

Pension Plan

Questar Gas employees are covered by Questar’s defined-benefit pension plan. Benefits are generally based on the employee’s age at retirement, years of service and highest earnings in a consecutive 72 semimonthly pay period during the 10 years preceding retirement. Questar is subject to and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified pension plan approximately equal to the yearly expense. Questar also has a nonqualified pension plan that covers certain management employees in addition to the qualified pension plan. The nonqualified pension plan provides for defined-benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee above the benefit limit defined by the Internal Revenue Service for the qualified plan. The nonqualified pension plan is unfunded. Claims are paid from the Company’s general funds. Qualified pension plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A third-party consultant calculates the pension plan projected benefit obligation. Pension expense was $11.5 million in 2007, $11.6 million in 2006 and $12.5 million in 2005.

Questar Gas portion of plan assets and benefit obligations can not be determined because the plan assets are not segregated or restricted to meet the Company’s pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company’s employees would be retained by the pension plan. At December 31, 2007 and 2006, Questar’s projected benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions

Eligible Questar Gas employees participate in Questar’s postretirement benefits other than pensions plan. Postretirement health care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health care benefits, based on an employee’s years of service, and generally limits payments to 170% of the 1992 contribution. Plan assets consist of equity securities and corporate and U.S. government debt obligations. A third party consultant calculates the projected benefit obligation. The cost of postretirement benefits other than pensions was $2.6 million in 2007, $2.9 million in 2006 and $2.8 million in 2005.

The Company’s portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits can not be determined because the plan assets are not segregated or restricted to meet the Company’s obligations. At December 31, 2007 and 2006, Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

QUESTAR GAS 2007 FORM 10-K

Employee Investment Plan

Questar Gas participates in Questar’s Employee Investment Plan (EIP). The EIP allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction at the current fair market value on the transaction date. The Company currently contributes an overall match of 80% of employees’ pre-tax purchases up to a maximum of 6% of their qualifying earnings. In addition, the Company contributes $200 annually to the EIP for each eligible employee. Beginning in 2005, the EIP trustee purchases Questar shares on the open market as cash contributions are received. The Company’s expense equaled its matching contribution of $3.5 million, $3.3 million and $3.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 9 – Questar Regulated Services Merger

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

Note 10 – Related Party Transactions

Questar Gas provided administrative, technical, accounting, legal, data-processing and communication services plus regulatory support to Questar Pipeline at a cost of $22.5 million in 2007, $20.0 million in 2006 and $23.0 million in 2005. Questar Gas also provided services to other affiliated companies amounting to $4.1 million in 2007, $5.3 million in 2006 and $3.3 million in 2005. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas has reserved transportation capacity on Questar Pipeline for 901,000 dth per day. Questar Gas periodically releases excess capacity and receives a credit from Questar Pipeline for the released capacity revenues and a portion of Questar Pipeline’s interruptible transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $74.5 million in 2007, $75.8 million in 2006 and $76.7 million in 2005, which included demand charges. The costs of these services were included in cost of gas sold.

Under the terms of the Wexpro Agreement, the Company receives a portion of Wexpro’s income from oil operations after recovery of Wexpro’s operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $4.9 million in 2007, $5.5 million in 2006 and $6.1 million in 2005. The amounts that Questar Gas paid Wexpro for the operation of cost-of-service gas properties were $155.6 million in 2007, $150.1 million in 2006 and $132.0 million in 2005. Questar Gas reports these amounts in cost of gas sold.

Also included in cost of gas sold are amounts paid to Questar Gas Management for gathering gas. These costs amounted to $15.8 million in 2007, $14.7 million in 2006 and $13.1 million in 2005. The Company purchased gas from other affiliates amounting to $11.0 million in 2006 and $13.9 million in 2005.

Questar Gas has a lease with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $2.5 million in 2007, $2.2 million in 2006 and $1.4 million in 2005. The lease payment will be $2.5 million in 2008 through 2011.

An affiliated company, Questar InfoComm Inc., provided data-processing and communication services (IT) to Questar Gas. The Company paid Questar InfoComm $0.5 million in 2005.

Questar charged Questar Gas for certain administrative functions amounting to $8.5 million in 2007, $7.7 million in 2006 and $8.8 million in 2005. These costs are included in operating and maintenance expenses and are allocated based on each affiliated company’s proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Gas borrowed cash from Questar and incurred interest expense of $0.6 million in 2007, $0.4 million in 2006 and $1.7 million in 2005. Questar Gas loaned excess funds to Questar and earned interest income of $1.0 million in 2007, $0.9 million in 2006 and $0.1 million in 2005.

QUESTAR GAS 2007 FORM 10-K

Note 11 – Supplemental Cost-of-Service Gas Reserves (Unaudited)

The following information is provided with respect to estimated natural gas reserves, which are managed, developed and delivered by Wexpro at cost of service pursuant to the Wexpro Agreement. The estimates of proved gas reserves were prepared by Wexpro’s reservoir engineers. Gas reserve estimates are subject to numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates or production and timing of development expenditures. The accuracy of these estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are imprecise and will change as additional information becomes available. Geological and engineering data demonstrate with reasonable certainty that these quantities are recoverable under existing economic and operating conditions. Since the gas reserves operated by Wexpro are delivered to Questar Gas at cost of service, SEC guidelines with respect to standard economic assumptions are not applicable. The SEC anticipated this potential difficulty and provides that companies may give appropriate recognition to differences because of the effect of the ratemaking process. Accordingly, Wexpro uses a minimum-producing rate or maximum well-life limit to determine the ultimate quantity of gas reserves. See Note 10 for amounts paid by Questar Gas to Wexpro pursuant to the Wexpro Agreement.

Proved Reserves	Natural Gas
(Bcf)
Balance at December 31, 2007	615.9
Balance at December 31, 2006	620.6
Balance at December 31, 2005	497.3

QUESTAR GAS COMPANY
Schedule of Valuation and Qualifying Accounts

		Column C	Column D
Column A	Column B	Amounts charged	Deductions for	Column E
Description	Beginning Balance	to expense	accounts written off	Ending Balance
		(in millions)
Year Ended December 31, 2007
Allowance for bad debts	$3.1	$2.6	($3.4)	$2.3
Year Ended December 31, 2006
Allowance for bad debts	4.1	4.8	(5.8)	3.1
Year Ended December 31, 2005
Allowance for bad debts	2.9	8.6	(7.4)	4.1

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not changed its independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A. (T)  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2007, covered by the report (the Evaluation Date). The effectiveness of the Company’s internal control over financial reporting was assessed using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be

QUESTAR GAS 2007 FORM 10-K

disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

This annual report is not required to and does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Assessment of Internal Control Over Financial Reporting

Questar Gas management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework were used to make this assessment. We believe that the Company’s internal control over financial reporting as of December 31, 2007, is effective based on those criteria.

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

	2007	2006
Audit Fees:	$1,217,900	$1,392,407
Questar Gas Portion	260,580	292,351
Audit Related Fees	95,000	90,000
Questar Gas Portion	26,730	30,503
Tax Fees	10,113	11,453
Questar Gas Portion	2,872	3,657
All Other Fees	295,455	-
Questar Gas Portion	103,638	-

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

QUESTAR GAS 2007 FORM 10-K

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

  3.9.

Bylaws (as amended effective August 12, 2003).

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

12.1

Ratio of Earnings to Fixed Charges

23.1.

Consent of Independent Registered Public Accounting Firm.

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

QUESTAR GAS 2007 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2008.

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

March 11, 2008

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

QUESTAR GAS 2007 FORM 10-K

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

  3.9.

Bylaws (as amended effective August 12, 2003).

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

12.1

Ratio of Earnings to Fixed Charges

23.1.

Consent of Independent Registered Public Accounting Firm.

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

QUESTAR GAS 2007 FORM 10-K

36