Form 10-Q
period 2008-03-31
QUESTAR GAS CO
filed 2008-05-07
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [X]

On April 30, 2008, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Gas Company

Form 10-Q for the Quarter Ended March 31, 2008

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Statements of Income for the three and twelve months ended

   March 31, 2008 and 2007

3

Condensed Balance Sheets as of March 31, 2008, March 31, 2007

   and December 31, 2007

4

Condensed Statements of Cash Flows for the three months ended

   March 31, 2008 and 2007

5

Notes Accompanying the Condensed Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

    AND RESULTS OF OPERATIONS

6

ITEM 4T.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

10

Signatures

10

Questar Gas 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended March 31,		12 Months Ended March 31,
	2008	2007	2008	2007

REVENUES
From unaffiliated customers	$390.2	$406.5	$911.3	$998.7
From affiliated companies	2.0	1.1	5.8	5.0
Total Revenues	392.2	407.6	917.1	1,003.7

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	292.8	311.0	669.0	761.6
Operating and maintenance	21.8	21.1	74.1	73.2
General and administrative	10.5	11.5	44.5	43.8
Depreciation and amortization	10.2	9.5	39.5	38.8
Other taxes	3.5	3.6	11.4	11.6
Total Operating Expenses	338.8	356.7	838.5	929.0
Net loss from asset sales				(0.1)
OPERATING INCOME	53.4	50.9	78.6	74.6
Interest and other income	1.4	1.9	6.9	7.0
Interest expense	(5.6)	(6.0)	(23.4)	(23.1)
INCOME BEFORE INCOME TAXES	49.2	46.8	62.1	58.5
Income taxes	18.6	17.7	23.2	21.8
NET INCOME	$ 30.6	$ 29.1	$ 38.9	$ 36.7

See notes accompanying the condensed financial statements

Questar Gas 2008 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS	March 31,		December 31,
	2008	2007	2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 3.4		$ 4.1
Note receivable from Questar		$ 24.5
Accounts receivable, net	102.0	93.8	76.1
Unbilled gas accounts receivable	42.9	33.7	78.2
Accounts receivable from affiliates	3.5	2.4	2.7
Gas stored underground	15.0	26.1	42.9
Materials and supplies	7.7	8.5	9.3
Regulatory assets	10.8	5.6	9.4
Prepaid expenses and other	1.0		2.5
Deferred income taxes – current	2.0	1.7	2.0
Total Current Assets	188.3	196.3	227.2
Property, Plant and Equipment	1,562.4	1,432.7	1,539.2
Accumulated depreciation and amortization	(636.4)	(605.1)	(630.3)
Net Property, Plant and Equipment	926.0	827.6	908.9
Regulatory assets	18.7	18.9	19.1
Goodwill	5.6	5.6	5.6
Other noncurrent assets	7.8	6.3	6.9
Total Assets	$1,146.4	$1,054.7	$1,167.7

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances		$ 3.7
Notes payable to Questar	$ 22.2		$ 72.9
Accounts and other payables	108.1	114.0	134.6
Accounts payable to affiliates	40.2	33.6	32.6
Customer-credit balances	6.7	8.1	34.1
Purchased-gas adjustment	16.5	52.4	58.1
Current portion of long-term debt		53.0	43.0
Total Current Liabilities	193.7	264.8	375.3
Long-term debt, less current portion	370.0	270.0	270.0
Deferred income taxes	128.5	118.3	123.0
Other long-term liabilities	59.6	49.4	58.7

COMMON SHAREHOLDER’S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	146.9	116.2	116.7
Retained earnings	224.7	213.0	201.0
Total Common Shareholder’s Equity	394.6	352.2	340.7
Total Liabilities and Common Shareholder’s Equity	$1,146.4	$1,054.7	$1,167.7

See notes accompanying the condensed financial statements

Questar Gas 2008 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	3 Months Ended March 31,
	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$ 30.6	$ 29.1
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	11.1	10.4
Deferred income taxes	5.5	(0.4)
Share-based compensation	0.2	0.2
Changes in operating assets and liabilities	(31.9)	27.7
NET CASH PROVIDED FROM OPERATING ACTIVITIES	15.5	67.0

INVESTING ACTIVITIES
Capital expenditures	(41.4)	(29.8)
Cash used in asset dispositions	(2.6)	(0.3)
Proceeds from asset dispositions		0.8
Affiliated-company property, plant and equipment transfers		(0.6)
NET CASH USED IN INVESTING ACTIVITIES	(44.0)	(29.9)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balances		3.7
Change in notes receivable from Questar		(24.5)
Change in notes payable to Questar	(50.7)	(13.2)
Long-term debt issued, net of issuance costs	148.4
Long-term debt repaid	(93.0)
Equity contribution	30.0
Dividends paid	(6.9)	(6.7)
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	27.8	(40.7)
Change in cash and cash equivalents	(0.7)	(3.6)
Beginning cash and cash equivalents	4.1	3.6
Ending cash and cash equivalents	$ 3.4	$ -

See notes accompanying the condensed financial statements

Questar Gas 2008 Form 10-Q

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE CONDENSED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Questar Gas Company (Questar Gas or Company) is a wholly-owned subsidiary of Questar Corporation (Questar). The Company provides retail natural gas distribution in Utah, southwestern Wyoming and a small portion of southeastern Idaho. Questar Gas is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). The Public Utility Commission of Idaho has contracted with the PSCU for rate oversight of Questar Gas’s Idaho operations.

Note 2 – Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the SEC. The interim condensed financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications were made to prior-period financial statements to conform with the current presentation.

The preparation of the condensed financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and twelve months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 3 – Financing

On February 1, 2008, Questar Gas filed a shelf registration with the Securities and Exchange Commission to sell up to $150 million of debt securities and use the net proceeds to repay intercompany demand notes, to repay debt maturing in early 2008 and to finance certain capital expenditures as well as for general corporate purposes, including working capital. On March 24, 2008, Questar Gas sold $50 million of 10-year notes with a 6.3% coupon interest rate and $100 million of 30-year notes with a 7.2% coupon interest rate.

Note 4 – Questar Gas Equity Issue

Questar Gas received $30.0 million of common equity from Questar and used the proceeds to repay $30.0 million of notes payable due to Questar.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Gas’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three- and twelve-month periods ended March 31, 2008 and 2007. For definitions of commonly used terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2007 Form 10-K.

RESULTS OF OPERATIONS

Questar Gas, which provides retail natural gas distribution services in Utah, Wyoming and Idaho, reported net income of $30.6 million in the first quarter of 2008 compared with $29.1 million in the first quarter of 2007, a 5% increase. Questar Gas had net income of $38.9 million for the 12 months ended March 31, 2008, compared with $36.7 million for the year-earlier period. Operating income increased $2.5 million, or 5%, in the 2008-to-2007 first-quarter comparison due to higher revenues from new-customer growth. Operating income for the 12 months ended March 31, 2008 was $78.6 million compared with $74.6 million for the 12 months ended March 31, 2007. Following is a summary of Questar Gas financial and operating results:

Questar Gas 2008 Form 10-Q

	3 Months Ended March 31,			12 Months Ended March 31,
	2008	2007	Change	2008	2007	Change

Operating Income
Revenues
Residential and commercial sales	$376.0	$392.2	($16.2)	$860.4	$939.1	($78.7)
Industrial sales	2.9	2.8	0.1	10.0	16.7	(6.7)
Transportation for industrial customers	2.3	2.3		9.9	7.4	2.5
Service	1.6	1.8	(0.2)	5.7	6.7	(1.0)
Other	9.4	8.5	0.9	31.1	33.8	(2.7)
Total revenues	392.2	407.6	(15.4)	917.1	1,003.7	(86.6)
Cost of natural gas sold	(292.8)	(311.0)	(18.2)	(669.0)	(761.6)	(92.6)
Margin	99.4	96.6	2.8	248.1	242.1	6.0
Other Operating Expenses
Operating and maintenance	21.8	21.1	0.7	74.1	73.2	0.9
General and administrative	10.5	11.5	(1.0)	44.5	43.8	0.7
Depreciation and amortization	10.2	9.5	0.7	39.5	38.8	0.7
Other taxes	3.5	3.6	(0.1)	11.4	11.6	(0.2)
Total other operating expenses	46.0	45.7	0.3	169.5	167.4	2.1
Net loss from asset sales					(0.1)	0.1
Operating income	$ 53.4	$50.9	$2.5	$78.6	$ 74.6	$ 4.0
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	49.9	45.9	4.0	110.1	105.8	4.3
Industrial sales	0.4	0.4		1.6	2.4	(0.8)
Transportation for industrial customers	16.0	9.9	6.1	59.8	36.9	22.9
Total industrial	16.4	10.3	6.1	61.4	39.3	22.1
Total deliveries	66.3	56.2	10.1	171.5	145.1	26.4
Natural gas revenue (per dth)
Residential and commercial sales	$7.53	$8.54	($1.01)	$7.81	$8.87	($1.06)
Industrial sales	6.57	6.86	(0.29)	6.11	7.14	(1.03)
Transportation for industrial customers	$0.14	$0.23	($0.09)	$0.17	$0.20	($0.03)
Colder than normal temperatures	12%	4%	8%	5%	1%	4%
Temperature-adjusted usage per customer (dth)	49.2	48.6	0.6	111.4	111.7	(0.3)
Customers at March 31, (thousands)	881.9	860.9	21.0

Margin Analysis

Questar Gas’s margin (revenues minus gas costs) increased $2.8 million in the first quarter of 2008 compared to the first quarter of 2007 and increased $6.0 million in the 12 months ended March 31, 2008 compared with the 2007 period. Following is a summary of major changes in the margin:

Questar Gas 2008 Form 10-Q

	Change in margin
	3 Months Ended March 31,	12 Months Ended March 31,
	2008 to 2007	2008 to 2007

New customers	$ 2.2	$ 5.4
Conservation-enabling tariff	(1.1)	1.4
Change in usage per customer	1.2	(0.5)
Demand-side management cost recovery	1.1	1.8
Recovery of gas-cost portion of bad-debt costs	(0.9)	(1.6)
Other	0.3	(0.5)
Increase	$2.8	$6.0

At March 31, 2008, Questar Gas served 881,874 customers, up from 860,909 at March 31, 2007. New-customer growth increased the margin by $2.2 million in the first quarter of 2008 and $5.4 million for the 12 months ended March 31, 2008.

Temperature-adjusted usage per customer increased 1% in the first quarter of 2008 compared to the first quarter of 2007 and was down slightly in the 12 months ended March 31, 2008 compared to the year-earlier period. The impact on the Company’s margin from changes in usage per customer has been mitigated by a pilot conservation-enabling tariff (CET) that was approved by the PSCU in October 2006, effective back to the beginning of 2006. The new tariff resulted in a margin decrease of $1.1 million in the first quarter of 2008, offsetting the $1.2 million increase in usage per customer. For the 12 months ended March 31, 2008, the CET increased margin by $1.4 million, offsetting a $0.5 million decrease in usage per customer.

Weather, as measured in degree days, was 12% colder than normal in the first quarter of 2008 and 4% colder than normal in the first quarter of 2007. Weather was 5% colder than normal in the 12 months ended March 31, 2008, compared with 1% colder than normal in the 12 months ended March 31, 2007. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Expenses

Cost of natural gas sold decreased 6% in the first quarter of 2008 compared to the first quarter of 2007 due to lower gas purchase expenses per dth more than offsetting a 9% increase in volumes sold. Cost of natural gas sold decreased 12% in the 12 months ended March 31, 2008 compared with the year-earlier period due to lower gas purchase expenses per dth. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of March 31, 2008, Questar Gas had a $16.5 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred.

Operating and maintenance expenses increased 3% in the first quarter of 2008 compared to the first quarter of 2007 due primarily to higher labor costs. This increase was partially offset by lower bad-debt costs. Operating and maintenance expenses increased 1% in the 12 months ended March 31, 2008 compared with the year earlier period. General and administrative expenses decreased 9% in the 2008 first quarter and increased 2% in the 12 months ended March 31, 2008 compared with year-earlier periods. Operating, maintenance, general and administrative expenses per customer were $37 in the first quarter of 2008 and $134 in the 12 months ended March 31, 2008, compared to $38 in the first quarter of 2007and $136 in the 12 months ended March 31, 2007.

Depreciation expense increased 7% in the first quarter of 2008 and 2% in the 12 months ended March 31, 2008 compared to the 2007 periods primarily as a result of plant additions from customer growth and system expansion.

General Rate Case

In December 2007, Questar Gas filed an application for a general rate case in Utah requesting an increase in distribution non-gas rates and charges of $27.0 million, including an authorized return on equity of 11.25%. The Company has since modified its request to $22.2 million to reflect a change in test year ordered by the PSCU and the impact of tax law changes on rate base. Hearings are scheduled in mid-2008 and a PSCU decision on return on equity and revenue requirement is expected in August 2008.

Questar Gas 2008 Form 10-Q

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007;

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. The effectiveness of the Company’s internal control over financial reporting was assessed using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on such evaluation, such officers have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Questar Gas 2008 Form 10-Q

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

QUESTAR GAS COMPANY

(Registrant)

May 7, 2008

/s/Alan K. Allred

Alan K. Allred

President and Chief Executive Officer

May 7, 2008

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

Questar Gas 2008 Form 10-Q

10