Form 10-Q
period 2008-06-30
QUESTAR GAS CO
filed 2008-08-07
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

Yes [   ]     No [X]

On July 31, 2008, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Gas Company

Form 10-Q for the Quarter Ended June 30, 2008

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Statements of Income for the three, six and twelve months ended

   June 30, 2008 and 2007

3

Condensed Balance Sheets as of June 30, 2008, June 30, 2007

   and December 31, 2007

4

Condensed Statements of Cash Flows for the six months ended

   June 30, 2008 and 2007

5

Notes Accompanying the Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

    AND RESULTS OF OPERATIONS

6

ITEM 4T.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

10

Signatures

10

Questar Gas 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2008	2007	2008	2007	2008	2007
	(in millions)
REVENUES
From unaffiliated customers	$159.5	$141.7	$549.7	$548.2	$929.1	$958.5
From affiliated companies	2.3	2.1	4.3	3.2	6.0	5.9
Total Revenues	161.8	143.8	554.0	551.4	935.1	964.4

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	116.8	101.4	409.6	412.4	684.4	725.1
Operating and maintenance	19.5	16.2	41.3	37.3	77.4	72.1
General and administrative	10.5	11.1	21.0	22.6	43.9	44.1
Depreciation and amortization	10.3	9.6	20.5	19.1	40.2	37.8
Other taxes	3.6	3.6	7.1	7.2	11.4	11.5
Total Operating Expenses	160.7	141.9	499.5	498.6	857.3	890.6
Operating Income	1.1	1.9	54.5	52.8	77.8	73.8
Interest and other income	1.6	2.1	3.0	4.0	6.4	7.6
Interest expense	(6.1)	(5.9)	(11.7)	(11.9)	(23.6)	(23.6)
Income (Loss) Before Income Taxes	(3.4)	(1.9)	45.8	44.9	60.6	57.8
Income taxes	(1.4)	(0.8)	17.2	16.9	22.6	21.5
Net Income (Loss)	($2.0)	($1.1)	$28.6	$ 28.0	$38.0	$ 36.3

See notes accompanying the financial statements

Questar Gas 2008 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS	June 30,		December 31,
	2008	2007	2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents			$ 4.1
Note receivable from Questar		$16.8
Accounts receivable, net	$54.0	41.0	76.1
Unbilled gas accounts receivable	12.2	7.6	78.2
Accounts receivable from affiliates	2.3	2.5	2.7
Gas stored underground	34.2	33.5	42.9
Materials and supplies	11.5	11.3	9.3
Regulatory assets	13.9	7.4	9.4
Prepaid expenses and other	1.1	3.5	4.5
Purchased-gas adjustment	12.0
Total Current Assets	141.2	123.6	227.2
Property, plant and equipment	1,596.9	1,460.6	1,539.2
Accumulated depreciation and amortization	(644.6)	(612.7)	(630.3)
Net Property, Plant and Equipment	952.3	847.9	908.9
Regulatory assets	18.5	19.0	19.1
Goodwill	5.6	5.6	5.6
Other noncurrent assets	7.9	6.2	6.9
Total Assets	$1,125.5	$1,002.3	$1,167.7

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$2.3	$3.8
Notes payable to Questar	51.4		$ 72.9
Accounts and other payables	58.2	56.2	134.6
Accounts payable to affiliates	47.7	31.2	32.6
Customer-credit balances	9.0	16.4	34.1
Purchased-gas adjustment		54.1	58.1
Current portion of long-term debt		53.0	43.0
Total Current Liabilities	168.6	214.7	375.3
Long-term debt, less current portion	370.0	270.0	270.0
Deferred income taxes	134.5	119.8	123.0
Other long-term liabilities	66.2	53.4	58.7

COMMON SHAREHOLDER’S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	147.3	116.3	116.7
Retained earnings	215.9	205.1	201.0
Total Common Shareholder’s Equity	386.2	344.4	340.7
Total Liabilities and Common Shareholder’s Equity	$1,125.5	$1,002.3	$1,167.7

See notes accompanying the financial statements

Questar Gas 2008 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	6 Months Ended June 30,
	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$28.6	$28.0
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	22.3	21.0
Deferred income taxes	16.2	1.1
Share-based compensation	0.6	0.3
Changes in operating assets and liabilities	(39.1)	42.9
Net Cash Provided From Operating Activities	28.6	93.3

INVESTING ACTIVITIES
Capital expenditures	(82.3)	(57.5)
Cash used in asset dispositions	(3.0)	(0.3)
Proceeds from asset dispositions	0.1	1.2
Affiliated-company property, plant and equipment transfers		(0.6)
Net Cash Used In Investing Activities	(85.2)	(57.2)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	2.3	3.8
Change in notes receivable from Questar		(16.8)
Change in notes payable to Questar	(21.5)	(13.2)
Long-term debt issued, net of issuance costs	148.4
Long-term debt repaid	(93.0)
Equity contribution	30.0
Dividends paid	(13.7)	(13.5)
Net Cash Provided From (Used In) Financing Activities	52.5	(39.7)
Change in cash and cash equivalents	(4.1)	(3.6)
Beginning cash and cash equivalents	4.1	3.6
Ending Cash and Cash Equivalents	$ -	$ -

See notes accompanying the financial statements

Questar Gas 2008 Form 10-Q

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

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

Note 2 – Basis of Presentation of Interim Financial Statements

The interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for quarterly reports on Form 10-Q and Regulations S-X and S-K. The interim financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications were made to prior-period financial statements to conform with the current presentation.

The preparation of the financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, six and twelve months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 3 – Financing

In February 2008, Questar Gas filed a shelf registration with the Securities and Exchange Commission to sell up to $150 million of debt securities and to use the net proceeds to repay intercompany demand notes, to repay debt maturing in early 2008 and to finance certain capital expenditures as well as for general corporate purposes, including working capital. In March 2008, Questar Gas sold $50 million of 10-year notes with a 6.3% interest rate and $100 million of 30-year notes with a 7.2% interest rate.

Note 4 – Questar Gas Equity Issue

In the first quarter of 2008, Questar Gas received $30.0 million of common equity from Questar and used the proceeds to repay $30.0 million of notes payable due to Questar.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Gas’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three-, six- and twelve-month periods ended June 30, 2008 and 2007. For definitions of commonly used terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2007 Form 10-K.

RESULTS OF OPERATIONS

Questar Gas, which provides retail natural gas distribution services in Utah, Wyoming and Idaho, reported a net loss of $2.0 million in the second quarter of 2008 compared with a loss of $1.1 million in the second quarter of 2007. Net income was $28.6 million in the first half of 2008 compared with $28.0 million in the first half of 2007. Net income for the 12 months ended June 30, 2008, was $38.0 million compared with $36.3 million in the 12 months ended June 30, 2007. Operating income decreased $0.8 million in the second quarter of 2008 compared to 2007. First-half 2008 operating income increased $1.7 million due primarily to higher revenues from new-customer growth. Operating income for the 12 months ended June 30, 2008, was $77.8 million compared with $73.8 million for the 12 months ended June 30, 2007. Following is a summary of Questar Gas financial and operating results:

Questar Gas 2008 Form 10-Q

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2008	2007	Change	2008	2007	Change	2008	2007	Change

Operating Income
REVENUES
Residential and commercial sales	$142.0	$128.2	$13.8	$518.0	$520.4	($2.4)	$874.2	$904.9	($30.7)
Industrial sales	3.1	2.3	0.8	6.0	5.1	0.9	10.8	10.6	0.2
Transportation for industrial customers	2.1	2.3	(0.2)	4.4	4.6	(0.2)	9.7	8.3	1.4
Service	1.6	1.6		3.2	3.4	(0.2)	5.7	6.3	(0.6)
Other	13.0	9.4	3.6	22.4	17.9	4.5	34.7	34.3	0.4
Total Revenues	161.8	143.8	18.0	554.0	551.4	2.6	935.1	964.4	(29.3)
Cost of natural gas sold	116.8	101.4	15.4	409.6	412.4	(2.8)	684.4	725.1	(40.7)
Margin	45.0	42.4	2.6	144.4	139.0	5.4	250.7	239.3	11.4
OTHER OPERATING EXPENSES
Operating and maintenance	19.5	16.2	3.3	41.3	37.3	4.0	77.4	72.1	5.3
General and administrative	10.5	11.1	(0.6)	21.0	22.6	(1.6)	43.9	44.1	(0.2)
Depreciation and amortization	10.3	9.6	0.7	20.5	19.1	1.4	40.2	37.8	2.4
Other taxes	3.6	3.6		7.1	7.2	(0.1)	11.4	11.5	(0.1)
Total Other Operating Expenses	43.9	40.5	3.4	89.9	86.2	3.7	172.9	165.5	7.4
Operating Income	$ 1.1	$1.9	($0.8)	$54.5	$52.8	$1.7	$77.8	$ 73.8	$ 4.0
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	19.2	15.1	4.1	69.1	61.0	8.1	114.2	104.2	10.0
Industrial sales	0.5	0.4	0.1	0.9	0.8	0.1	1.7	1.6	0.1
Transportation for industrial customers	13.4	11.0	2.4	29.4	20.9	8.5	62.3	40.6	21.7
Total Industrial	13.9	11.4	2.5	30.3	21.7	8.6	64.0	42.2	21.8
Total Deliveries	33.1	26.5	6.6	99.4	82.7	16.7	178.2	146.4	31.8
Natural gas revenue (per dth)
Residential and commercial sales	$7.41	$8.51	($1.10)	$7.50	$8.53	($1.03)	$7.65	$8.68	($1.03)
Industrial sales	6.92	5.88	1.04	6.75	6.39	0.36	6.38	6.64	($0.26)
Transportation for industrial customers	$0.16	$0.21	($0.05)	$0.15	$0.22	($0.07)	$0.16	$0.20	($0.04)
Colder (warmer) than normal temperatures	31%	(16%)	47%	16%	normal	16%	11%	2%	9%
Temperature-adjusted usage per customer (dth)	16.4	16.8	(0.4)	65.6	65.4	0.2	111.0	110.5	0.5
Customers at June 30, (thousands)	881.5	862.1	19.4

Margin Analysis

Questar Gas margin (revenues less gas costs) increased $2.6 million in the second quarter of 2008 compared to the second quarter of 2007, $5.4 million in the first half of 2008 compared to the first half of 2007, and $11.4 million in the 12 months ended June 30, 2008 compared to the 12-months ended June 30, 2007. Following is a summary of major changes in Questar Gas margin:

Questar Gas 2008 Form 10-Q

	Change in margin
	3 Months Ended June 30,	6 Months Ended June 30,	12 Months Ended June 30,
	2008 to 2007	2008 to 2007	2008 to 2007

New customers	$0.9	$2.9	$5.0
Conservation-enabling tariff	(1.2)	(2.3)	(2.0)
Change in usage per customer		2.8	4.9
Demand-side management cost recovery	0.4	1.6	2.2
Recovery of gas-cost portion of bad-debt costs	1.5	0.6	1.1
Other	1.0	(0.2)	0.2
Increase	$2.6	$5.4	$11.4

At June 30, 2008, Questar Gas served 881,505 customers, up from 862,053 at June 30, 2007. New-customer growth increased margin by $2.9 million in the first half of 2008, and $5.0 million in the 12 months ended June 30, 2008.

Temperature-adjusted usage per customer decreased 2% in the second quarter of 2008, and increased slightly in both the first half of 2008, and the 12 months ended June 30, 2008 compared to the same periods of 2007. The impact on the Company margin from changes in usage per customer has been mitigated by a pilot conservation-enabling tariff (CET) that was approved by the PSCU beginning 2006. The CET resulted in a margin decrease of $2.3 million in the first half of 2008, partially offsetting the $2.8 million increase in margin resulting from usage per customer.

Weather, as measured in degree days, was 31% colder than normal in the second quarter of 2008, 16% colder than normal in the first half of 2008 and 11% colder than normal in the 12 months ended June 30, 2008. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Expenses

Cost of natural gas sold increased 15% in the second quarter of 2008 due to increased sales volumes. Cost of natural gas sold declined 1% in the first half of 2008 and declined 6% in the 12 months ended June 30, 2008 compared to the 2007 periods. Lower expenses per dth more than offset a 13% increase in volumes sold in the first half of 2008. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of June 30, 2008, Questar Gas had a $12.0 million under-collected balance in the purchased-gas adjustment account representing costs incurred that exceeded costs recovered from customers.

Operating and maintenance expenses increased 20% in the second quarter of 2008, 11% in the first half of 2008 and 7% in the 12 months ended June 30, 2008 compared to the same periods of 2007. The increase in operating and maintenance expense was due primarily to higher bad-debt costs. General and administrative expenses decreased 7% in the 2008 first half. Operating, maintenance, general and administrative expenses per customer were $71 in the first half of 2008 compared to $69 in the first half of 2007.

Depreciation expense increased 7% in the second quarter of 2008, 7% in the first half of 2008 and 6% in the 12 months ended June 30, 2008 compared to the 2007 periods. The increase in depreciation expense was primarily the result of plant additions from customer growth and system expansion.

General Rate Case

In December 2007, Questar Gas filed a general rate case in Utah requesting an increase in rates of $27.0 million, including an authorized return on equity of 11.25%. The Company subsequently modified its request to $22.2 million to reflect a change in test year ordered by the PSCU and the impact of tax law changes on rate base. In the second quarter of 2008, Questar Gas received an order from the PSCU increasing rates by $12.0 million. The PSCU reduced the Questar Gas’s allowed return on equity from 11.2% to 10.0%. The new rates will be effective in mid-August 2008.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. The effectiveness of the Company’s internal control over financial reporting was assessed using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on such evaluation, such officers have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 7, 2008

/s/Alan K. Allred

Alan K. Allred

President and Chief Executive Officer

August 7, 2008

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