Form 10-K/A
period 2007-12-31
QUESTAR GAS CO
filed 2008-11-06
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

QUESTAR GAS COMPANY

(Exact name of registrant as specified in its charter)

STATE OF UTAH	333-69210	87-0155877
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

180 East 100 South, P.O. Box 45360, Salt Lake City, Utah 84145-0360

(Address of principal executive offices)

Phone:  (801) 324-5555

(Registrant’s telephone number)

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

Yes  [X]     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

On February 28, 2008, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this amended form with the reduced disclosure format.

Questar Gas 2007 Form 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Questar Gas Company (the Company) amends the Company’s Annual Report on Form 10-K for the 12 months ended December 31, 2007, (the Original Filing) which was filed with the Securities and Exchange Commission on March 11, 2008. The Company is filing this Amendment No. 1 for the purpose of providing revised Exhibits 31.1 and 31.2 which contain the Certification of the Chief Executive Officer and the Certification of the Chief Financial Officer, respectively. The certifications included in Exhibits 31.1 and 31.2 to the Original Filing inadvertently omitted the language required to be included in paragraph 4(b) of such certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 11, 2008.

Questar Gas 2007 Form 10-K/A

TABLE OF CONTENTS

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

5

SIGNATURES

5

Questar Gas 2007 Form 10-K/A

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.

Description

31.1.

Certification signed by Ronald W. Jibson, Questar Gas Company President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Gas Company Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2008.

QUESTAR GAS COMPANY

    (Registrant)

/s/Ronald W. Jibson

Ronald W. Jibson

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Ronald W. Jibson

President and Chief Executive Officer;

Ronald W. Jibson

Director

(Principal Executive Officer)

/s/S. E. Parks

Vice President and Chief

S. E. Parks

Financial Officer

(Principal Financial Officer)

/s/D. M. Curtis

Vice President and Controller

D. M. Curtis

(Principal Accounting Officer)

*Keith O. Rattie

Chairman of the Board; Director

*Ronald W. Jibson

President and CEO, Director

*Teresa Beck

Director

*Robert E. McKee

Director

*Gary G. Michael

Director

*Harris Simmons

Director

*Bruce A. Williamson

Director

November 6, 2008

*By  /s/ S. E. Parks

       Date

S. E. Parks, Attorney in Fact

Questar Gas 2007 Form 10-K/A

Exhibit No.

Description

31.1.

Certification signed by Ronald W. Jibson, Questar Gas Company President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Gas Company Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas 2007 Form 10-K/A