Form 10-Q/A
period 2008-03-31
QUESTAR GAS CO
filed 2008-11-06
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this amended form with the reduced disclosure format.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Questar Gas Company (the Company) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, (the Original Filing) which was filed with the Securities and Exchange Commission on May 7, 2008. The Company is filing this Amendment No. 1 for the purpose of providing revised Exhibits 31.1 and 31.2 which contain the Certification of the Chief Executive Officer and the Certification of the Chief Financial Officer, respectively. The certifications included in Exhibits 31.1 and 31.2 to the Original Filing inadvertently omitted the language required to be included in paragraph 4(b) of such certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to May 7, 2008.

Questar Gas 2008 Form 10-Q/A

2

Questar Gas Company

Form 10-Q/A for the Quarter Ended March 31, 2008

TABLE OF CONTENTS

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

4

Signatures

4

Questar Gas 2008 Form 10-Q/A

3

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS.

a.

The following exhibits are filed as part of this report:

Exhibit No.

Exhibits

   31.1.

Certification signed by Ronald W. Jibson, Questar Gas Company’s President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

QUESTAR GAS COMPANY

(Registrant)

November 6, 2008

/s/Ronald W. Jibson

Ronald W. Jibson

President and Chief Executive Officer

November 6, 2008

/s/S/ E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibits List

Exhibit No.

Exhibits

31.1.

Certification signed by Ronald W. Jibson, Questar Gas Company’s President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Gas Company’s Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas 2008 Form 10-Q/A

4