Form 10-Q/A
period 2008-06-30
QUESTAR GAS CO
filed 2008-11-06
CIK 68589

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Questar Gas Company (the Company) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, (the Original Filing) which was filed with the Securities and Exchange Commission on August 7, 2008. The Company is filing this Amendment No. 1 for the purpose of providing revised Exhibits 31.1 and 31.2 which contain the Certification of the Chief Executive Officer and the Certification of the Chief Financial Officer, respectively. The certifications included in Exhibits 31.1 and 31.2 to the Original Filing inadvertently omitted the language required to be included in paragraph 4(b) of such certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to August 7, 2008.

Questar Gas 2008 Form 10-Q/A

2

Questar Gas Company

Form 10-Q/A for the Quarter Ended June 30, 2008

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