Form 10-Q
period 2008-09-30
QUESTAR GAS CO
filed 2008-11-07
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

Yes [   ]     No [X]

On October 31, 2008, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Gas Company

Form 10-Q for the Quarter Ended September 30, 2008

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Statements of Income for the three, nine and twelve months ended

   September 30, 2008 and 2007

3

Condensed Balance Sheets as of September 30, 2008, September 30, 2007

   and December 31, 2007

4

Condensed Statements of Cash Flows for the nine months ended

   September 30, 2008 and 2007

5

Notes Accompanying the Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

   AND RESULTS OF OPERATIONS

6

ITEM 4T.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 1A.

RISK FACTORS

9

ITEM 6.

EXHIBITS

10

SIGNATURES

10

Questar Gas 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2008	2007	2008	2007	2008	2007
	(in millions)
REVENUES
From unaffiliated customers	$115.2	$92.7	$664.9	$640.9	$951.6	$952.2
From affiliated companies	1.8	1.2	6.1	4.4	6.6	5.4
Total Revenues	117.0	93.9	671.0	645.3	958.2	957.6

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	83.8	62.6	493.4	475.0	705.6	715.0
Operating and maintenance	20.3	18.3	61.6	55.6	79.4	73.7
General and administrative	8.4	9.5	29.4	32.1	42.8	43.5
Depreciation and amortization	10.4	9.7	30.9	28.8	40.9	38.6
Other taxes	3.8	3.5	10.9	10.7	11.7	11.5
Total Operating Expenses	126.7	103.6	626.2	602.2	880.4	882.3
Operating Income (Loss)	(9.7)	(9.7)	44.8	43.1	77.8	75.3
Interest and other income	1.6	1.6	4.6	5.6	6.4	7.4
Interest expense	(6.3)	(5.8)	(18.0)	(17.7)	(24.1)	(23.9)
Income (Loss) Before Income Taxes	(14.4)	(13.9)	31.4	31.0	60.1	58.8
Income taxes	(5.6)	(5.4)	11.6	11.5	22.4	21.8
Net Income (Loss)	($ 8.8)	($ 8.5)	$ 19.8	$ 19.5	$ 37.7	$ 37.0

See notes accompanying the financial statements

Questar Gas 2008 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS	Sept. 30,		Dec. 31,
	2008	2007	2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents			$ 4.1
Accounts receivable, net	$ 37.1	$ 32.9	76.1
Unbilled gas accounts receivable	17.6	10.8	78.2
Accounts receivable from affiliates	3.1	2.1	2.7
Gas stored underground	69.1	52.8	42.9
Materials and supplies	12.7	9.9	9.3
Regulatory assets	19.1	10.5	9.4
Prepaid expenses and other	0.3	1.2	2.5
Purchased-gas adjustment	3.0
Deferred income taxes - current	1.5	1.7	2.0
Total Current Assets	163.5	121.9	227.2
Property, plant and equipment	1,626.5	1,496.3	1,539.2
Accumulated depreciation and amortization	(653.0)	(620.4)	(630.3)
Net Property, Plant and Equipment	973.5	875.9	908.9
Regulatory assets	18.6	19.2	19.1
Goodwill	5.6	5.6	5.6
Other noncurrent assets	7.8	6.2	6.9
Total Assets	$1,169.0	$1,028.8	$1,167.7

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 4.4	$ 2.8
Notes payable to Questar	72.2	19.7	$ 72.9
Accounts and other payables	63.4	62.2	134.6
Accounts payable to affiliates	48.4	28.2	32.6
Customer-credit balances	29.7	37.0	34.1
Purchased-gas adjustment		46.6	58.1
Current portion of long-term debt		53.0	43.0
Total Current Liabilities	218.1	249.5	375.3
Long-term debt, less current portion	370.0	270.0	270.0
Deferred income taxes	141.5	121.3	123.0
Other long-term liabilities	68.4	58.7	58.7

COMMON SHAREHOLDER’S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	147.8	116.5	116.7
Retained earnings	200.2	189.8	201.0
Total Common Shareholder’s Equity	371.0	329.3	340.7
Total Liabilities and Common Shareholder’s Equity	$1,169.0	$1,028.8	$1,167.7

See notes accompanying the financial statements

Questar Gas 2008 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	9 Months Ended Sept. 30,
	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$ 19.8	$ 19.5
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	33.7	31.7
Deferred income taxes	19.0	2.6
Share-based compensation	1.1	0.5
Changes in operating assets and liabilities	(28.7)	46.1
Net Cash Provided From Operating Activities	44.9	100.4

INVESTING ACTIVITIES
Capital expenditures	(114.6)	(93.5)
Cash used in asset dispositions	(3.2)	(0.5)
Proceeds from asset dispositions	0.2	1.6
Affiliated-company property, plant and equipment transfers	0.1	(0.6)
Net Cash Used In Investing Activities	(117.5)	(93.0)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	4.4	2.8
Change in notes payable to Questar	(0.7)	6.5
Long-term debt issued, net of issuance costs	148.4
Long-term debt repaid	(93.0)
Equity contribution	30.0
Dividends paid	(20.6)	(20.3)
Net Cash Provided From (Used In) Financing Activities	68.5	(11.0)
Change in cash and cash equivalents	(4.1)	(3.6)
Beginning cash and cash equivalents	4.1	3.6
Ending Cash and Cash Equivalents	$ -	$ -

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

The preparation of the financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, nine and twelve months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Gas’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three-, nine- and twelve-month periods ended September 30, 2008 and 2007. For definitions of commonly used terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2007 Form 10-K.

RESULTS OF OPERATIONS

Questar Gas, which provides retail natural gas distribution services in Utah, Wyoming and Idaho, reported a net loss of $8.8 million in the third quarter of 2008 compared with a loss of $8.5 million in the third quarter of 2007. Net income was $19.8 million in the first nine months of 2008 compared with $19.5 million in the first nine months of 2007. Net income for the 12 months ended September 30, 2008, was $37.7 million compared with $37.0 million in the 12 months ended September 30, 2007. Operating loss was the same in the third quarter of 2008 as the third quarter of 2007. Operating income for the first nine months of 2008 increased $1.7 million due primarily to higher revenues from new-customer growth. Operating income for the 12 months ended September 30, 2008, was $77.8 million compared with $75.3 million for the 12 months ended September 30, 2007. Following is a summary of Questar Gas’s financial and operating results:

Questar Gas 2008 Form 10-Q

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2008	2007	Change	2008	2007	Change	2008	2007	Change

Operating Income
REVENUES
Residential and commercial sales	$ 94.7	$80.4	$ 14.3	$612.7	$600.8	$11.9	$888.6	$898.8	($10.2)
Industrial sales	2.9	2.1	0.8	8.9	7.2	1.7	11.6	10.1	1.5
Transportation for industrial customers	2.3	2.4	(0.1)	6.7	7.0	(0.3)	9.7	9.1	0.6
Service	1.2	1.3	(0.1)	4.4	4.7	(0.3)	5.6	6.1	(0.5)
Other	15.9	7.7	8.2	38.3	25.6	12.7	42.7	33.5	9.2
Total Revenues	117.0	93.9	23.1	671.0	645.3	25.7	958.2	957.6	0.6
Cost of natural gas sold	83.8	62.6	21.2	493.4	475.0	18.4	705.6	715.0	(9.4)
Margin	33.2	31.3	1.9	177.6	170.3	7.3	252.6	242.6	10.0
OTHER OPERATING EXPENSES
Operating and maintenance	20.3	18.3	2.0	61.6	55.6	6.0	79.4	73.7	5.7
General and administrative	8.4	9.5	(1.1)	29.4	32.1	(2.7)	42.8	43.5	(0.7)
Depreciation and amortization	10.4	9.7	0.7	30.9	28.8	2.1	40.9	38.6	2.3
Other taxes	3.8	3.5	0.3	10.9	10.7	0.2	11.7	11.5	0.2
Total Other Operating Expenses	42.9	41.0	1.9	132.8	127.2	5.6	174.8	167.3	7.5
Operating Income (Loss)	($ 9.7)	($ 9.7)	$ -	$ 44.8	$ 43.1	$ 1.7	$ 77.8	$75.3	$ 2.5
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	9.3	9.1	0.2	78.4	70.1	8.3	114.4	104.6	9.8
Industrial sales	0.4	0.3	0.1	1.3	1.1	0.2	1.8	1.5	0.3
Transportation for industrial customers	16.4	14.0	2.4	45.8	34.9	10.9	64.7	45.0	19.7
Total Industrial	16.8	14.3	2.5	47.1	36.0	11.1	66.5	46.5	20.0
Total Deliveries	26.1	23.4	2.7	125.5	106.1	19.4	180.9	151.1	29.8
Natural gas revenue (per dth)
Residential and commercial sales	$10.18	$8.83	$1.35	$7.82	$8.57	($0.75)	$7.76	$8.60	($0.84)
Industrial sales	7.59	6.03	1.56	7.01	6.28	0.73	6.72	6.37	0.35
Transportation for industrial customers	$0.14	$0.17	($0.03)	$0.15	$0.20	($0.05)	$0.15	$0.20	($0.05)
Colder (warmer) than normal temperatures	(49%)	6%	(55%)	14%	-	14%	10%	1%	9%
Temperature-adjusted usage per customer (dth)	8.3	7.8	0.5	73.9	73.2	0.7	111.4	110.4	1.0
Customers at Sept. 30 (thousands)	880.1	861.0	19.1

Margin Analysis

Questar Gas margin (revenues less gas costs) increased $1.9 million in the third quarter of 2008 compared to the third quarter of 2007, $7.3 million in the first nine months of 2008 compared to the first nine months of 2007 and $10.0 million in the 12 months ended September 30, 2008 compared to the 12 months ended  September 30, 2007. Following is a summary of major changes in Questar Gas margin:

Questar Gas 2008 Form 10-Q

	Change in margin
	3 Months Ended Sept. 30,	9 Months Ended Sept. 30,	12 Months Ended Sept. 30,
	2008 to 2007	2008 to 2007	2008 to 2007
		(in millions)
New customers	$0.6	$3.4	$4.9
Conservation-enabling tariff	(0.8)	(3.1)	(4.5)
Change in usage per customer	1.1	3.8	5.8
Demand-side management cost recovery	0.7	2.3	2.9
Change in rates	0.7	0.7	0.7
Other	(0.4)	0.2	0.2
Increase	$1.9	$7.3	$10.0

At September 30, 2008, Questar Gas served 880,059 customers, up from 861,036 at September 30, 2007. New-customer growth increased margin by $3.4 million in the first nine months of 2008 and $4.9 million for the 12 months ended September 30, 2008.

Temperature-adjusted usage per customer increased 6% in the third quarter of 2008, increased 1% in the first nine months of 2008 and increased 1% in the 12 months ended September 30, 2008 compared to the same periods of 2007. The impact on the company margin from changes in usage per customer has been mitigated by a pilot conservation-enabling tariff (CET) that was approved by the PSCU beginning 2006. The CET resulted in margin decreases of $3.1 million in the first nine months of 2008 and $4.5 million in the 12 months ended September 30, 2008, partially offsetting an increase in margin resulting from usage per customer of $3.8 million for the nine months ended September 30, 2008, and $5.8 million for the 12 months ended September 30, 2008.

Weather, as measured in degree days, was 49% warmer than normal in the third quarter of 2008, 14% colder than normal in the first nine months of 2008 and 10% colder than normal in the 12 months ended September 30, 2008. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

In December 2007, Questar Gas filed a general rate case in Utah requesting an increase in rates of $27.0 million, including an authorized return on equity of 11.25%. The company subsequently reduced its request to $22.2 million to reflect a change in test year ordered by the PSCU and the impact of tax law changes on rate base. In the second quarter of 2008, Questar Gas received an order from the PSCU increasing rates by $12.0 million. The PSCU reduced Questar Gas’s allowed return on equity from 11.2% to 10%. The new rates went into effect in mid-August 2008 and increased the margin by $0.7 million in the third quarter of 2008.

Expenses

Cost of natural gas sold increased 34% in the third quarter of 2008 compared with the third quarter of 2007 due to increased sales volumes. Cost of natural gas sold increased 4% in the first nine months of 2008 and declined 1% in the 12 months ended September 30, 2008 compared to the same period in 2007. Lower gas cost per dth offset a 12% increase in volumes sold in the first nine months of 2008 and a 10% increase in volumes sold in the 12 months ended September 30, 2008. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of September 30, 2008, Questar Gas had a $3.0 million under-collected balance in the purchased-gas adjustment account representing costs incurred that exceeded costs recovered from customers.

Operating and maintenance expenses increased 11% in both the third quarter of 2008 and the first nine months of 2008 and 8% in the 12 months ended September 30, 2008, compared to the same periods of 2007. Higher operating and maintenance expense was due primarily to higher bad-debt costs and labor costs. General and administrative expenses decreased 12% in the third quarter of 2008, 8% in the first nine months of 2008 and 2% in the 12 months ended September 30, 2008, due to lower labor and legal costs. Operating, maintenance, general and administrative expenses per customer were $103 in the first nine months of 2008 compared to $102 in the year earlier period.

Questar Gas 2008 Form 10-Q

Depreciation expense increased 7% in both the third quarter of 2008 and the first nine months of 2008 and 6% in the 12 months ended September 30, 2008 compared to the 2007 periods. The increase in depreciation expense was primarily the result of plant additions from customer growth and system expansion.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to the following:

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on such evaluation, such officers have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

Recent disruptions in the financial markets could affect the ability of Questar and Questar Gas to obtain financing or refinance existing indebtedness on reasonable terms and may have other adverse effects. Widely-documented commercial-credit market disruptions have resulted in a tightening of credit markets in the United States. Liquidity in the global-credit markets has been severely contracted by these market disruptions making terms for certain financings less attractive, and in

Questar Gas 2008 Form 10-Q

certain cases, have resulted in the unavailability of certain types of financing. As a result of ongoing credit-market turmoil, Questar or its subsidiaries may not be able to obtain debt financing, or refinance existing indebtedness on favorable terms, which could affect operations and financial performance.

ITEM 6.  EXHIBITS.

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

   32.

Certification signed by Ronald W. Jibson and S. E. Parks, Questar Gas Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY

(Registrant)

November 7, 2008

/s/Ronald W. Jibson

Ronald W. Jibson

President and Chief Executive Officer

November 7, 2008

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

   32.

Certification signed by Ronald W. Jibson and S. E. Parks, Questar Gas Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Gas 2008 Form 10-Q

10