Form 10-K
period 2008-12-31
QUESTAR GAS CO
filed 2009-03-11
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (June 30, 2008):  $0.

On February 28, 2009, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding. (All shares are owned by Questar Corporation.)

Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

TABLE OF CONTENTS

Page No.

Where You Can Find More Information

5

Forward-Looking Statements

5

Glossary of Commonly Used Terms

6

PART I

Item 1.

BUSINESS

Nature of Business

7

Environmental Matters

9

Employees

9

Item 1A.

RISK FACTORS

9

Item 1B.

UNRESOLVED STAFF COMMENTS

11

Item 2.

PROPERTIES

11

Item 3.

LEGAL PROCEEDINGS

11

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (omitted)

11

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

12

Item 6.

SELECTED FINANCIAL DATA (omitted)

12

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

12

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

15

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

16

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

33

Item 9A. (T) CONTROLS AND PROCEDURES

33

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

33

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

34

SIGNATURES

35

Where You Can Find More Information

Questar Gas Company (Questar Gas or the Company), is a wholly owned subsidiary of Questar Corporation (Questar). Both Questar and Questar Gas file annual, quarterly, and current reports with the Securities and Exchange Commission (SEC). The public may read and copy these reports and any other materials filed with the SEC at 100 F Street, N.E., Washington, D.C. 20549-0213. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC also maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including Questar Gas.

Investors can also access financial and other information via Questar’s web site at www.questar.com. Questar and Questar Gas make available, free of charge, through the web site copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. Information contained on or connected to Questar’s web site which is not directly incorporated by reference into the Company’s Annual Report on Form 10-K should not be considered part of this report or any other filing made with the SEC.

Questar’s web site also contains Statements of Responsibility for Board Committees, Corporate Governance Guidelines and the Business Ethics and Compliance Policy.

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

QUESTAR GAS 2008 FORM 10-K

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

FERC   Federal Energy Regulatory Commission.

gas   All references to “gas” in this report refer to natural gas.

heating degree days   A measure of the number of degrees the average daily outside temperature is below 65 degrees Fahrenheit.

M   Thousand.

MM   Million.

PSCU   Public Service Commission of Utah.

PSCW   Public Service Commission of Wyoming.

QUESTAR GAS COMPANY 2008 10-K

FORM 10-K

ANNUAL REPORT, 2008

PART I

ITEM 1.  BUSINESS.

Nature of business

General: Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. As of December 31, 2008, Questar Gas was serving 888,602 sales and transportation customers. Questar Gas is the only non-municipal gas-distribution utility in Utah, where over 96% of its customers are located. The Public Service Commission of Utah (PSCU), the Public Service Commission of Wyoming (PSCW) and the Public Utility Commission of Idaho have granted Questar Gas the necessary regulatory approvals to serve these areas. Questar Gas also has long-term franchises granted by communities and counties within its service area.

Questar Gas growth is tied to the economic growth of Utah and southwestern Wyoming. It has over 90% of the load for residential space heating and water heating in its service area. During 2008, Questar Gas added 14,995 customers, a 1.7% increase. The rate of customer growth is significantly less than prior years because of declines in housing construction.

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

In October 2006 the PSCU approved a pilot program for a conservation enabling tariff (CET) effective January 1, 2006, to promote energy conservation. Under the Company’s prior rate structure, non-gas revenues declined when average temperature-adjusted usage per customer declined while non-gas revenues increased when average temperature-adjusted usage per customer increased. Under the CET, Questar Gas non-gas revenues are decoupled from the temperature-adjusted usage per customer. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. These adjustments are limited to five percent of distribution non-gas revenues. Under the CET, Questar Gas recorded a $1.0 million revenue increase in 2008 as a result of a 1% decline in usage per customer. In late 2007, the PSCU ordered a continuation of the CET program for an additional two years.

In January 2007 the PSCU approved a demand-side management program (DSM) effective January 1, 2007. Under the DSM, Questar Gas encourages the conservation of natural gas through advertising, rebates for efficient homes and appliances, and energy audits. The costs related to the DSM are deferred and recovered from customers through periodic rate adjustments. Questar Gas incurred recoverable DSM costs of $18.4 million in 2008.

Questar Gas has designed its distribution system and annual gas-supply plan to handle design-day demand, which is defined as the estimated volume of gas that firm customers could use when the weather is extremely cold. For the 2008-09 heating season, Questar Gas had an estimated design-day demand of 1,196 MMdth.

Questar Gas reduces gas supply risk with cost-of-service natural gas reserves. Questar Gas also has a balanced and diversified portfolio of gas-supply contracts for volumes produced in Wyoming, Colorado, and Utah. Questar Gas has regulatory approval to pass through in its balancing account the economic results associated with hedging activities.

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

Regulation: As a public utility Questar Gas is subject to the jurisdiction of the PSCU and PSCW. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions. Questar Gas is authorized

QUESTAR GAS COMPANY 2008 10-K

to earn a return on equity of 10.0% in Utah and 11.83% in Wyoming. Both the PSCU and PSCW permit Questar Gas to recover gas costs through a balancing-account procedure and to reflect natural gas-price changes on a periodic basis, typically twice a year in the spring and the fall. Questar Gas has also received permission from the PSCU and PSCW to recover as part of its gas costs the specific costs associated with hedging activities.

Questar Gas filed a general rate case in Utah in December 2007. The PSCU allowed Questar Gas to increase its non-gas distribution revenues by an annualized $12.0 million beginning August 15, 2008. The PSCU authorized a 10.0% return on equity. Questar Gas filed a general rate case in Wyoming in August 2008.  Hearings are scheduled for the second quarter of 2009.

Questar Gas is subject to the requirements of the Pipeline Safety Improvement Act. Questar Gas estimates that it will cost $4.0 million to $5.0 million per year to comply with the Act, not including costs of pipeline replacement, if necessary. The PSCU has allowed Questar Gas to recover these costs and to record a regulatory asset for costs incurred to comply with this Act.

Questar Gas has significant business relationships with affiliated companies: The Questar corporate-organization structure and major subsidiaries are summarized below:

Questar Gas has long-term contracts with Questar Pipeline for transportation and storage capacity at Clay Basin and three peak-day storage facilities. Questar Gas remains Questar Pipeline’s largest transportation customer. During 2008, Questar Pipeline transported 120.9 MMdth for Questar Gas compared to 113.8 MMdth in 2007. Questar Gas has reserved firm-transportation capacity of 901 Mdth per day under long-term contracts, or about 50% of Questar Pipeline’s reserved capacity. Questar Pipeline’s primary transportation agreement with Questar Gas will expire on June 30, 2017.

Wexpro manages, develops and produces cost of service reserves for Questar Gas under the terms of the Wexpro Agreement, a long-standing comprehensive agreement with the states of Utah and Wyoming. The term of the Wexpro Agreement coincides with the productive life of the gas and oil properties covered therein.

Wexpro delivers natural gas production to Questar Gas at a price equal to Wexpro’s cost-of-service. Wexpro produces cost-of-service gas, which is then gathered by Gas Management and transported by Questar Pipeline. Cost-of-service gas satisfied 49% of Questar Gas supply requirements during 2008 at prices that were lower than Questar Gas paid for purchased gas. Wexpro sells crude-oil production from certain oil-producing properties at market prices with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. Any operating income remaining after recovery of expenses and Wexpro’s return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

QUESTAR GAS COMPANY 2008 10-K

Wexpro’s cost of service operations are contractually limited to a finite set of properties set forth in the Wexpro Agreement. Advances in technology (increased density drilling and multi-stage hydraulic fracture stimulation) have unlocked significant unexploited potential on many of the subject properties.

Questar Gas has contracts with Questar Gas Management to gather cost-of-service volumes produced from properties operated by Wexpro.

Questar Gas has significant relationships with affiliates that have allowed it to lower its costs and improve efficiency. Transactions between Questar Gas and its affiliates are subject to greater scrutiny by regulators.

Environmental Matters

There are no material environmental matters.

Employees

At December 31, 2008, Questar Gas had 1,173 employees compared with 1,198 a year earlier.

ITEM 1A.  RISK FACTORS.

Investors should read carefully the following factors as well as the cautionary statements referred to in “Forward-Looking Statements” herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected.

Risks Inherent in the Company’s Business

Questar Gas faces the same risks as other local-distribution companies. These risks include revenue variations based on seasonal changes in demand, access to sufficient gas supplies, declining residential usage per customer, adequate distribution facilities and adverse regulatory decisions. The risk of weather has been mitigated by the weather-normalization adjustment. The risk of declining usage has been mitigated by the CET.

Distribution operations involve numerous risks that might result in accidents and other operating risks and costs. There are also inherent operating risks and hazards in Questar Gas’s distribution operations that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites could increase the level of damages resulting from these risks. Certain segments of the Company’s pipelines run through such areas. In spite of the Company’s precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on the financial position and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to the Company’s customers. Such circumstances could adversely impact the Company’s ability to meet contractual obligations and retain customers.

As is customary in the distribution industry, Questar Gas maintains insurance against some, but not all, of these potential risks and losses. Questar Gas cannot assure that insurance will be adequate to cover these losses or liabilities. Losses and liabilities arising from uninsured or underinsured events could have a material adverse effect on Questar Gas’s financial condition and operations.

Questar Gas is dependent on Questar’s bank credit facilities and continued access to capital markets to successfully execute its operating strategies. Questar Gas also relies on access to Questar’s short-term credit markets. Questar Gas is dependent on these capital sources to provide financing for certain projects. The availability and cost of these credit sources is cyclical, and these capital sources may not remain available or Questar Gas may not be able to obtain money at a reasonable cost in the future. Liquidity in the global-credit markets has severely contracted, making terms for certain financings less attractive, and in certain cases, resulted in the unavailability of certain types of financing. In lieu of commercial paper issuance, Questar at times has utilized back-up lines of credit with banks to meet short-term funding needs. Banks may be unable or unwilling to extend related lines of credit in the future. All of Questar Corporation’s bank loans are floating-rate debt. From time to time the Questar or Questar Gas may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. The interest rates on bank loans are tied to debt credit ratings of Questar and its subsidiaries published by Standard & Poor’s and Moody’s. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of money from banks and other sources. While management believes it is important to maintain investment grade credit ratings to conduct Questar Gas’s businesses, Questar and Questar Gas may not be able to keep investment grade ratings.

QUESTAR GAS COMPANY 2008 10-K

The severe economic recession increases credit risk. Questar Gas has significant credit exposure in outstanding accounts receivable from customers. Questar Gas is tightening its credit procedures such as requiring deposits or prepayments to help manage this risk. Questar Gas also aggressively pursues collection of past-due accounts receivable.

Questar Gas’s revenue and cash flow is derived from assets that are concentrated in the Rocky Mountain region. Any circumstance or event that negatively impacts the economy in this area could materially reduce earnings and cash flow.

Risks Related to Regulation

Questar Gas is subject to complex regulations on many levels. Questar Gas is subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and tend to become more onerous over time. In addition to the costs of compliance, substantial costs may be incurred to take corrective actions at both owned and previously-owned facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, Questar Gas may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions.

Questar Gas must comply with numerous and complex regulations governing activities on federal and state lands in the Rocky Mountain region, notably the National Environmental Policy Act, the Endangered Species Act, the Clean Air Act, the Clean Water Act, and the National Historic Preservation Act. Federal and state agencies frequently impose conditions on Questar Gas’s activities. These restrictions have become more stringent over time and can limit or prevent operations.

Questar Gas incurs significant costs to comply with federal pipeline-safety regulations.

Questar Gas may be exposed to certain regulatory and financial risks related to climate change. Many scientists believe that carbon dioxide emissions related to the use of fossil fuels may be causing changes in the earth’s climate. Federal and state courts and administrative agencies are considering the scope and scale of climate-change regulation under various laws pertaining to the environment, energy use and development, and greenhouse gas emissions. There are numerous bills pending in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances for offsets of emissions of greenhouse gases. In addition, several of the states in which Questar Gas operates are considering various greenhouse gas registration and reduction programs. Carbon dioxide regulation could increase the price of natural gas, restrict access to or the use of natural gas, and/or reduce natural gas demand. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for natural gas. While future climate-change regulation is likely, it is too early to predict how this regulation will affect Questar Gas’s business, operations or financial results.

FERC oversees natural gas marketing. During the fourth quarter of 2008, FERC issued a number of orders related to market transparency that extend FERC oversight to many Questar subsidiaries. Order No. 704 requires all natural gas companies to report gas purchases and sales and their relationship to price reporting indexes. Order No. 712 defines changes in capacity release and asset management. Order No. 717 establishes new Standards of Conduct Rules and Order No. 720 requires intrastate pipelines to report available transportation capacity. In addition to the new orders, FERC released a policy statement on compliance in which it states that companies must have a “rigorous” FERC compliance program that extends to all affiliates, not just interstate pipelines. Since the enactment of the Energy Policy Act of 2005, granting FERC increased penalty authority for non compliance, FERC has targeted various issues in the natural gas industry for compliance audits and investigations.

State agencies regulate the distribution of natural gas. Questar Gas natural gas-distribution business is regulated by the PSCU and the PSCW. These commissions set rates for distribution services and establish policies and procedures for services, accounting, purchase, sale and other activities. PSCU and PSCW policies and decisions may adversely affect Questar Gas profitability.

Other Risks

General economic and other conditions impact Questar Gas’s results. Questar Gas’s results may also be negatively affected by: changes in general economic conditions; changes in regulation; availability and economic viability of gas and oil properties for sale or exploration; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; changes in customers’ credit ratings; competition from other forms of energy, other

QUESTAR GAS COMPANY 2008 10-K

 pipelines and storage facilities; effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in business or financial condition; changes in credit ratings; and availability of financing for Questar Gas.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Questar Gas distributes gas to customers along the Wasatch Front, the major populated area of Utah, the metropolitan Salt Lake area, Provo, Park City, Ogden and Logan. It also serves customers throughout the state, including the cities of Price, Roosevelt, Vernal, Moab, Monticello, Fillmore, Cedar City and St. George. Questar Gas supplies natural gas to the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer and Diamondville and the southeastern Idaho community of Preston. To supply these communities Questar Gas owns and operates distribution systems and has a total of 25,819 miles of street mains, service lines and interconnecting pipelines. Questar Gas has a major operations center in Salt Lake City, and has operations centers, field offices and service-center facilities through other parts of its service area.

ITEM 3.  LEGAL PROCEEDINGS.

Questar Gas is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company’s financial position, results of operations or cash flows. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Grynberg Case

In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Jack Grynberg filed claims against Questar, including Questar Gas, under the federal False Claims Act that were substantially similar to cases filed against other natural gas companies. The cases were consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government. By order dated October 20, 2006, the district court dismissed all of Grynberg’s claims against all the defendants for lack of jurisdiction. The judge found that Grynberg was not the “original source” and therefore could not bring the action. Grynberg has appealed the case to the U.S. Tenth Circuit Court of Appeals, where the case is currently pending.

Environmental Matters

The Company was previously named as a potentially responsible party in an environmental clean-up action involving a site in Salt Lake City. The site was the location of chemical operating conducted by a division of an affiliate known as Wasatch Chemical Division, which ceased operation in 1978. Pursuant to a 1992 Consent Decree, the clean-up process has been completed and the site has ongoing ground-water monitoring. The Company had no responsibility for the cleanup and has no obligation for the ongoing monitoring of the site.

Regulatory Proceedings

See Note 3 to the financial statements included in Item 8 of Part II of this Annual Report for information concerning various regulatory proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company, as a wholly owned subsidiary of a reporting company under the Securities Exchange Act, is entitled to omit the information in this Item.

QUESTAR GAS COMPANY 2008 10-K

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

ITEM 6.  SELECTED FINANCIAL DATA.

The Company, as a wholly owned subsidiary of a reporting company under the Securities Exchange Act, is entitled to omit information requested in this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Questar Gas reported net income of $40.2 million in 2008 compared with $37.4 million in 2007 and $37.0 million in 2006. Operating income increased $8.1 million or 11% in 2008 compared with 2007 due primarily to higher revenues from new-customer growth and the outcome of a rate case that authorized higher recovery of certain costs in rates. Following is a summary of Questar Gas financial and operating results:

	Year Ended December 31,			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Operating Income
REVENUES
Residential and commercial sales	$ 926.7	$876.6	$ 988.4	$ 50.1	($111.8)
Industrial sales	12.0	9.9	23.5	2.1	(13.6)
Transportation for industrial customers	9.9	9.9	6.7		3.2
Service	5.6	5.9	7.1	(0.3)	(1.2)
Other	46.1	30.2	38.9	15.9	(8.7)
Total Revenues	1,000.3	932.5	1,064.6	67.8	(132.1)
Cost of natural gas sold	736.9	687.2	821.8	49.7	(134.6)
Margin	263.4	245.3	242.8	18.1	2.5
Other Operating Expenses
Operating and maintenance	87.1	73.4	73.2	13.7	0.2
General and administrative	38.7	45.5	41.9	(6.8)	3.6
Depreciation and amortization	41.5	38.8	40.9	2.7	(2.1)
Other taxes	11.9	11.5	11.6	0.4	(0.1)
Total Other Operating Expenses	179.2	169.2	167.6	10.0	1.6
Net (loss) from asset sales			(0.3)		0.3
Operating Income	$ 84.2	$ 76.1	$ 74.9	$ 8.1	$ 1.2

OPERATING STATISTICS
Natural gas volumes (MMdth)
Residential and commercial sales	112.3	106.1	102.2	6.2	3.9
Industrial sales	1.7	1.6	3.1	0.1	(1.5)
Transportation for industrial customers	62.2	53.8	35.5	8.4	18.3
Total industrial	63.9	55.4	38.6	8.5	16.8
Total deliveries	176.2	161.5	140.8	14.7	20.7

QUESTAR GAS COMPANY 2008 10-K

Natural gas revenue (per dth)
Residential and commercial	$8.25	$8.26	$9.67	($0.01)	($1.41)
Industrial sales	6.99	6.18	7.64	0.81	(1.46)
Transportation for industrial customers	0.16	0.18	0.19	(0.02)	(0.01)
System natural gas cost (per dth)	$6.14	$ 5.93	$ 6.54	$0.21	($0.61)
Colder (warmer) than normal temperatures	8%	2%	(2%)	6%	4%
Temperature-adjusted usage per customer (dth)	109.9	110.8	113.6	(0.9)	(2.8)
Customers at December 31, (in thousands)	888.6	873.6	850.5	15.0	23.1

Margin Analysis

Questar Gas’s margin (revenues less gas costs) increased $18.1 million in 2008 compared to 2007 and $2.5 million in 2007 compared to 2006. Following is a summary of major changes in Questar Gas’s margin for 2008 compared to 2007 and 2007 compared to 2006:

	Change
	2008 vs. 2007	2006 vs. 2007
	(in millions)
New customers	$ 3.9	$ 5.9
Conservation-enabling tariff	1.0	2.5
Change in usage per customer	(1.3)	(4.5)
Change in transportation revenues		3.2
Change in rates	4.1	(6.2)
Recovery of demand-side management costs	6.0	0.6
Recovery of gas-cost portion of bad-debt costs	2.9	(2.1)
Other, including shifting between rate classes	1.5	3.1
Increase	$18.1	$ 2.5

At December 31, 2008, Questar Gas served 888,602 customers, up from 873,607 at December 31, 2007. New-customer growth increased the margin by $3.9 million in 2008 and $5.9 million in 2007.

Temperature-adjusted usage per customer decreased 1% in 2008 compared with 2007 and 2% in 2007 compared to 2006. The impact on the company margin from changes in usage per customer has been mitigated by a pilot CET that was approved by the PSCU beginning 2006. The CET resulted in a margin increase of $1.0 million in 2008, largely offsetting the $1.3 million decrease in margin resulting from usage per customer. The CET resulted in a margin increase of $2.5 million in 2007, partially offsetting a $4.5 million decline in usage per customer.

Weather, as measured in degree days, was 8% colder than normal in 2008 and 2% colder than normal in 2007. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

In December 2007, Questar Gas filed a general rate case in Utah requesting an increase in rates of $27.0 million, including an authorized return on equity of 11.25%. The Company subsequently modified its request to $22.2 million to reflect a change in test year ordered by the PSCU and the impact of tax law changes on rate base. In the second quarter of 2008, Questar Gas received an order from the PSCU increasing rates by $12.0 million. The PSCU reduced Questar Gas’s allowed return on equity from 11.2% to 10%. The new rates went into effect in mid-August 2008 and increased the margin by $4.1 million in 2008.

Expenses

Cost of natural gas sold increased 7% in 2008 compared with 2007 due to a 6% increase in sales volumes and an increase in the cost of natural gas. Cost of natural gas sold decreased 16% in 2007 compared to 2006 primarily due to lower prices for purchased gas. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of December 31, 2008, Questar Gas had a $45.8 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred.

Operating and maintenance expenses increased $13.7 million or 19% in 2008 compared to 2007 due primarily to $3.9 million higher bad-debt costs, $5.9 million higher demand-side management costs and $1.4 million higher labor costs. Operating and maintenance expenses were unchanged in 2007 compared to 2006. General and administrative expenses decreased $6.8 million or

QUESTAR GAS COMPANY 2008 10-K

15% in 2008 compared to 2007 due to $3.5 million lower labor costs and $1.4 million lower legal costs. General and administrative expenses increased 9% in 2007 compared to 2006. The sum of operating, maintenance, general and administrative expenses per customer was $142 in 2008 compared to $136 in 2007 and $135 in 2006.

Depreciation expense increased 7% in 2008 compared to 2007 as a result of plant additions from customer growth and system expansion. Depreciation expense decreased 5% in 2007 compared to 2006 primarily as a result of reduced depreciation rates effective June 1, 2006, in accordance with a PSCU order.

Interest and other income

Questar Gas’s interest and other income, which consists primarily of returns earned on working-gas inventory and purchased-gas-adjustment account, amounted to $5.2 million in 2008, compared to $7.4 million in 2007 and $6.6 million in 2006.

Interest expense

Interest expense rose 6% in 2008 compared to 2007 and 5% in 2007 compared to 2006. In March 2008, Questar Gas sold $50.0 million of 10-year notes with a 6.3% interest rate and $100.0 million of 30-year notes with a 7.2% interest rate.

Income taxes

The effective combined federal and state income tax rate was 37.4% in 2008 and 2007, and 37.2% in 2006.

Investing Activities

Following is a summary of Questar Gas’s capital expenditures for 2008 and 2007 and a forecast for 2009:

	Year Ended December 31,
	2009 Forecast	2008	2007
	(in millions)
Retail distribution system and customer additions	$83.6	$122.2	$129.9
Capital expenditure accruals		4.1	6.0
Total	$83.6	$126.3	$135.9

During 2008, Questar Gas added 446 miles of main, feeder and service lines to provide service to 14,995 additional customers and replaced high-pressure feeder lines.

Standard & Poor’s Resolves Credit Ratings for Questar and its subsidiaries

On February 25, 2009, Standard & Poor’s affirmed Questar’s short-term debt rating of A-2. Standard & Poor’s also lowered Questar Gas’s long-term debt rating from A- to BBB+ with a stable outlook. This action followed Standard & Poor’s earlier announcement on October 15, 2008, that it had placed Questar Gas on CreditWatch with negative implications and announced their intention to review Questar’s ratings. Current ratings of senior-unsecured debt are as follows:

	Moody’s	Standard & Poor’s
Questar Gas	A3	BBB+
Questar short-term debt	P-2	A-2

Contractual Cash Obligations and Other Commitments

Questar Gas enters into a variety of contractual cash obligations and other commitments in the course of ordinary business activities. The following table summarizes the Company’s significant contractual cash obligations as of December 31, 2008:

	Payments Due by Year
	Total	2009	2010	2011	2012	2013	After 2013
	(in millions)
Fixed-rate long-term debt	$ 370.0			$ 2.0	$ 91.5	$42.0	$234.5
Interest on fixed-rate long-term debt	313.9	$23.3	$23.3	23.3	21.4	15.3	207.3
Gas-purchase contracts	513.4	88.6	44.2	31.1	27.8	27.8	293.9
Transportation and storage contracts	719.7	86.7	85.6	85.3	82.4	80.5	299.2
Operating leases	7.7	2.5	2.5	2.6	0.1
Total	$1,924.7	$201.1	$155.6	$144.3	$223.2	$165.6	$1,034.9

QUESTAR GAS COMPANY 2008 10-K

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

Recent Accounting Developments

Refer to Note 1 to the financial statements included in Item 8 of Part II of this Annual Report for a discussion of recent accounting developments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar Gas’s primary market risk exposures arise from changes in demand for natural gas and competition from other energy sources. The demand for natural gas will vary based on economic conditions, conservation efforts and prices. The temperature-adjusted usage per residential customer has decreased due to more energy efficient appliances and homes, and behavior changes in response to higher natural gas prices. The economic impact of this decline in usage per customer has been somewhat offset by the addition of new customers and the CET.

Credit Risk

Questar Gas requires deposits from customers that pose unfavorable credit risks. No single customer accounted for a significant portion of revenue in 2008.

Interest-Rate Risk

The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The Company’s ability to borrow and the rates quoted by lenders have been adversely affected by the illiquid credit markets as described in Item 1A. Risk Factors of Part I of this Annual Report on Form 10-K. The Company had $370.0 million of fixed-rate long-term debt with a fair value of $356.7 million at December 31, 2008. A year earlier the Company had $263.0 million of fixed-rate long-term debt with a fair value of $261.8 million. If interest rates had declined 10%, fair value would increase to $374.7 million in 2008 and $269.0 million in 2007. The fair value calculations do not represent the cost to retire the debt securities. The Company also borrows funds on a short-term basis with variable interest rates.

QUESTAR GAS COMPANY 2008 10-K

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page No.

Financial Statements:

Report of Independent Registered Public Accounting Firm

17

Statements of Income, three years ended December 31, 2008

18

Balance Sheets at December 31, 2008 and 2007

19

Statements of Common Shareholder’s Equity, three years ended

December 31, 2008

21

Statements of Cash Flows, three years ended December 31, 2008

22

Notes Accompanying the Financial Statements

23

Financial Statement Schedules:

For the three years ended December 31, 2008

Valuation and Qualifying Accounts

32

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

QUESTAR GAS COMPANY 2008 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of

Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 2008 and 2007, and the related statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, Questar Gas Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes effective January 1, 2007.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 24, 2009

QUESTAR GAS COMPANY 2008 10-K

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
	Year Ended December 31,
	2008	2007	2006
		(in millions)
REVENUES
From unaffiliated customers	$ 994.2	$927.6	$1,059.1
From affiliated companies	6.1	4.9	5.5
Total Revenues	1,000.3	932.5	1,064.6

OPERATING EXPENSES
Cost of natural gas sold
From unaffiliated parties	432.7	441.2	569.8
From affiliated companies	304.2	246.0	252.0
Total cost of natural gas sold (excluding operating expenses shown separately)	736.9	687.2	821.8
Operating and maintenance	87.1	73.4	73.2
General and administrative	38.7	45.5	41.9
Depreciation and amortization	41.5	38.8	40.9
Other taxes	11.9	11.5	11.6
Total Operating Expenses	916.1	856.4	989.4
Net loss from asset sales			(0.3)
OPERATING INCOME	84.2	76.1	74.9
Interest and other income	5.2	7.4	6.6
Interest expense	(25.2)	(23.8)	(22.6)
INCOME BEFORE INCOME TAXES	64.2	59.7	58.9
Income taxes	24.0	22.3	21.9
NET INCOME	$ 40.2	$ 37.4	$ 37.0

See notes accompanying the financial statements

QUESTAR GAS COMPANY 2008 10-K

QUESTAR GAS COMPANY
BALANCE SHEETS
	December 31,
	2008	2007
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 1.2	$ 4.1
Accounts receivable, net	76.6	72.1
Unbilled gas accounts receivable	95.8	78.2
Accounts receivable from affiliates	2.2	2.7
Federal income taxes recoverable	7.1	4.0
Inventories, at lower of average cost or market
Gas stored underground	61.9	42.9
Materials and supplies	13.9	9.3
Regulatory assets	20.6	9.4
Prepaid expenses and other	2.0	2.5
Deferred income taxes – current	2.7	2.0
Total Current Assets	284.0	227.2

Property, Plant and Equipment
Distribution	1,362.9	1,293.8
General and other	260.0	211.9
Construction work in progress	23.9	33.5
	1,646.8	1,539.2
Less accumulated depreciation and amortization	657.3	630.3
Net Property, Plant and Equipment	989.5	908.9

Other Assets
Regulatory assets	18.1	19.1
Goodwill	5.6	5.6
Other noncurrent assets	7.8	6.9
Total Other Assets	31.5	31.6

Total Assets	$1,305.0	$1,167.7

QUESTAR GAS COMPANY 2008 10-K

QUESTAR GAS COMPANY
BALANCE SHEETS
	December 31,
	2008	2007
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 88.3	$ 72.9
Accounts payable and accrued expenses
Accounts and other payables	111.7	130.4
Accounts payable to affiliates	49.5	32.6
Customer-credit balances	34.9	34.1
Interest	5.8	4.2
Total accounts payable and accrued expenses	201.9	201.3
Purchased-gas adjustment	45.8	58.1
Current portion of long-term debt		43.0
Total Current Liabilities	336.0	375.3

Long-term debt, less current portion	370.0	270.0
Deferred income taxes	154.0	123.0
Customer contributions in-aid of construction	53.9	51.2
Other long-term liabilities	6.5	7.5
Commitments and contingencies - Note 7

COMMON SHAREHOLDER’S EQUITY
Common stock - par value $2.50 per share;
authorized 50.0 shares; 9.2 issued and outstanding	23.0	23.0
Additional paid-in capital	147.9	116.7
Retained earnings	213.7	201.0
Total Common Shareholder’s Equity	384.6	340.7

Total Liabilities and Common Shareholder’s Equity	$1,305.0	$1,167.7

See notes accompanying the financial statements

QUESTAR GAS COMPANY 2008 10-K

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings
	(in millions)
Balances at January 1, 2006	$23.0	$115.3	$180.1
2006 net income			37.0
Dividends paid			(26.5)
Share-based compensation		0.7
Balances at December 31, 2006	23.0	116.0	190.6
2007 net income			37.4
Dividends paid			(27.0)
Share-based compensation		0.7
Balances at December 31, 2007	23.0	116.7	201.0
Equity contribution		30.0
2008 net income			40.2
Dividends paid			(27.5)
Share-based compensation		1.2
Balances at December 31, 2008	$23.0	$147.9	$213.7

See notes accompanying the financial statements

QUESTAR GAS COMPANY 2008 10-K

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2008	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income	$ 40.2	$ 37.4	$ 37.0
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	45.2	42.7	44.8
Deferred income taxes	30.3	4.0	(15.2)
Share-based compensation	1.2	0.7	0.7
Net loss from asset sales			0.3
Changes in operating assets and liabilities
Accounts receivable	(21.6)		36.6
Inventories	(23.6)	8.0	6.2
Prepaid expenses and other	0.5	(0.5)	0.8
Accounts payable and accrued expenses	4.3	10.3	(27.3)
Federal income taxes	(3.1)	(4.8)	6.3
Purchased-gas adjustments	(12.3)	16.2	81.7
Other assets and liabilities	(8.4)	0.5	5.4
NET CASH PROVIDED FROM OPERATING ACTIVITIES	52.7	114.5	177.3

INVESTING ACTIVITIES
Capital expenditures	(126.3)	(135.9)	(86.7)
Cash used in disposition of assets	(3.4)	(0.7)	(0.6)
Proceeds from disposition of assets	0.3	1.8	1.2
Affiliated-company property, plant and equipment transfers	0.5	(1.9)	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(128.9)	(136.7)	(86.2)

FINANCING ACTIVITIES
Equity contribution	30.0
Change in notes payable to Questar	15.4	59.7	(64.2)
Long-term debt issued, less issuance costs	148.4
Long-term debt repaid	(93.0)	(10.0)
Dividends paid	(27.5)	(27.0)	(26.5)
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	73.3	22.7	(90.7)
Change in cash and cash equivalents	(2.9)	0.5	0.4
Beginning cash and cash equivalents	4.1	3.6	3.2
Ending cash and cash equivalents	$ 1.2	$ 4.1	$ 3.6

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$23.4	$23.7	$21.9
Income taxes paid (received)	(2.4)	24.8	31.4

See notes accompanying the financial statements

QUESTAR GAS COMPANY 2008 10-K

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Business

Questar Gas Company (Questar Gas or Company) is a wholly owned subsidiary of Questar. The Company provides retail natural gas distribution in Utah, southwestern Wyoming and a small portion of southeastern Idaho.

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

The Company applies the regulatory accounting principles prescribed under SFAS 71 “Accounting for the Effects of Certain Types of Regulation.” Under SFAS 71, the Company records regulatory assets and liabilities that would not be recorded under GAAP for non-rate regulated entities. Regulatory assets and liabilities record probable future revenues or expenses associated with certain credits or charges that will be recovered from or refunded to customers through the rate-making process. See Note 3 to the financial statements for a description and comparison of regulatory assets and liabilities as of December 31, 2008 and 2007.

Revenue Recognition

Questar Gas records revenues for gas delivered to residential and commercial customers but not billed as of the end of the accounting period. Unbilled gas deliveries are estimated for the period from the date meters are read to the end of the month. Approximately one-half month of revenue is estimated in any period. Gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses. Questar Gas tariff allows for monthly adjustments to customer bills to approximate the effect of abnormal weather on non-gas revenues. The weather-normalization adjustment significantly reduces the impact of weather on gas-distribution earnings. In 2006, the Public Service Commission of Utah (PSCU) approved a pilot program for a “conservation enabling tariff” (CET) effective January 1, 2006, to promote energy conservation. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. The CET program, approved by the PSCU, allows for rate adjustments every six months. The adjustments will amortize deferred CET amounts over a 12-month period. These adjustments are limited to five percent of non-gas revenues.

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

Property, Plant and Equipment

Property, plant and equipment balances are stated at historical cost. Maintenance and repair costs are expensed as incurred. Major categories of gas-distribution fixed assets are grouped together and depreciated using the straight-line method at rates ranging from 1% to 25% per year. Gains and losses on asset disposals are recorded as adjustments in accumulated depreciation. The average depreciation and amortization rate for the year ended December 31, was 3.0% in 2008, 3.1% in 2007 and 3.4% in 2006.

QUESTAR GAS COMPANY 2008 10-K

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

Impairment of Long-Lived Assets

Properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable. Impairment is indicated when a triggering event occurs and the sum of the estimated undiscounted future net cash flows of an evaluated asset is less than the asset’s carrying value. If impairment is indicated, fair value is measured using a discounted cash flow model considering future revenues, operating costs, a risk adjusted discount rate and other factors. Cash-flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including commodity prices and operating costs.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the amount paid over the fair value of net assets acquired in a business combination and is not subject to amortization. Intangible assets consist of rights of way and are amortized over a 20 to 33 year range. Goodwill is tested for impairment at a minimum of once a year or when a triggering event occurs. If a triggering event occurs, the undiscounted net cash flows of the intangible asset or entity to which the goodwill relates are evaluated. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of the impairment is measured using a discounted cash flow model considering future revenues, operating costs, a risk adjusted discount rate and other factors. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including commodity prices and operating costs.

Capitalized Interest and Allowance for Funds Used During Construction

The Company capitalizes the cost of capital during the construction period of plant and equipment using a method required by regulatory authorities. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest costs and the equity portion is recorded as an increase in other income. Interest expense was reduced by $0.8 million in 2008, $0.7 million in 2007 and $0.4 million in 2006. Equity AFUDC amounted to $0.3 million in 2008. No equity AFUDC was recorded for the years ended December 31, 2007 or 2006.

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

Bad debt expense amounted to $6.6 million in 2008, $2.6 million in 2007 and $4.8 million in 2006. The allowance for bad debt expenses was $5.4 million and $2.3 million at December 31, 2008, and 2007, respectively.

Asset Retirement Obligations (ARO)

Questar Gas recognizes ARO in accordance with SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The provisions of SFAS 143 do not apply to a majority of the Company’s long-lived distribution-system assets due to a lack of a legal obligation to retire the assets. The ARO balance was $4.3 million at December 31, 2008 and $4.5 million at December 31, 2007, and is included with Other long-term liabilities.

QUESTAR GAS COMPANY 2008 10-K

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to SFAS 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Questar adopted the provisions of FIN 48 effective January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the twelve-month periods ended December 31, 2008 and 2007. Income tax returns for 2005 and subsequent years are subject to examination. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

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

The Company implemented Statement of Financial Accounting Standards 123R “Share Based Payment,” (SFAS 123R) effective January 1, 2006, and chose the modified prospective phase-in method. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. Questar uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods. See Note 2 for further discussion on share-based compensation.

Recent Accounting Developments

SFAS 141(R) “Business Combinations”

SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective beginning January 1, 2009 and will be applied to business combinations occurring after the effective date.

SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”

SFAS 160 requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on  the consolidated statements of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; and any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS 160 is effective beginning January 1, 2009, and is to be applied prospectively to all noncontrolling interests including any that arose before the effective date. The Company does not expect the new rules to impact the Company’s financial position or results of operations.

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities”

This statement, issued by the FASB in March 2008, requires more detailed information on hedging transactions including the location and effect on the primary financial statements. The addition disclosure is required for interim and annual periods beginning after November 15, 2008. SFAS 161 does not change the accounting for derivative instruments and hedging activities. The Company will supply the new disclosure information as required by SFAS 161 beginning in 2009 and does not expect the new rules to impact the Company’s financial position or results of operations.

QUESTAR GAS COMPANY 2008 10-K

Reclassifications

Certain reclassifications were made to prior-year financial statements to conform with the 2008 presentation.

All dollar amounts in this annual report on Form 10-K are in millions, except where otherwise noted.

Note 2 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers and employees of Questar Gas under its LTSIP and recognizes expense over time as the stock options or restricted shares vest. The Company uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods. Share-based compensation expense amounted to $1.2 million in 2008 compared with $0.7 million in 2007 and 2006.

The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair-value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model was intended for measuring the value of options traded on an exchange.

There were no unvested stock options at December 31, 2008. Stock-option transactions under the terms of the LTSIP for the three years ended December 31, 2008, are summarized below:

	Options Outstanding	Price Range	Weighted-Average Price
Balance at January 1, 2006	1,303,292	$7.50 – $14.01	$12.53
Exercised	(364,352)	7.50 – 14.01	13.56
Employee transfer	(9,000)	13.56	13.56
Balance at December 31, 2006	929,940	7.50 – 14.01	12.65
Exercised	(203,833)	7.50 – 14.01	12.15
Employee transfer	64	10.69	10.69
Balance at December 31, 2007	726,171	7.50 – 14.01	12.79
Exercised	(162,492)	7.50 – 14.01	12.30
Employee transfer	(259, 860)	7.50 – 14.01	12.36
Balance at December 31, 2008	303,819	$8.50 - $14.01	$13.42

Options outstanding and exercisable are shown in the following table:

Range of exercise prices	Number outstanding at Dec. 31, 2008	Weighted-average remaining term in years	Weighted-average exercise price
$ 8.50 - $11.48	30,862	3.0	$11.38
13.56 - 14.01	272,957	3.8	13.65
$8.50 - $14.01	303,819	3.7	$13.42

Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period. Most restricted share grants vest in equal installments over a three or four year period from the grant date. The weighted average vesting period of unvested restricted shares at December 31, 2008, was 16 months. Transactions involving restricted shares under the terms of the LTSIP for the three years ended December 31, 2008, are summarized below:

	Restricted Shares Outstanding	Price Range	Weighted-Average Price
Balance at January 1, 2006	43,400	$17.45 - $25.50	$21.42
Granted	18,700	36.75	36.75
Distributed	(7,342)	17.45	17.45
Balance at December 31, 2006	54,758	17.45 – 36.75	27.19
Granted	19,700	41.08 – 54.53	41.76
Distributed	(13,408)	17.45 – 25.50	21.50

QUESTAR GAS COMPANY 2008 10-K

Forfeited	(1,500)	36.75 – 41.08	39.63
Balance at December 31, 2007	59,550	17.45 – 54.53	32.97
Granted	24,400	53.83	53.83
Distributed	(43,770)	17.45 – 54.53	35.20
Employee transfer	(4,532)	17.45 – 36.75	26.11
Balance at December 31, 2008	35,648	$25.50 – $54.53	$45.39

Note 3 – Rate Regulation and Other Regulatory Assets and Liabilities

Rate Regulation

Questar Gas Rate Changes

Questar Gas filed a general rate case in Utah in December 2007. The PSCU allowed Questar Gas to increase its non-gas distribution revenues by an annualized $12.0 million beginning August 15, 2008. The PSCU authorized a 10.0% return on equity. Questar Gas filed a general rate case in Wyoming in August 2008.  Hearings are scheduled for the second quarter of 2009.

In October 2006, the PSCU approved the company’s proposed CET effective January 1, 2006. The purpose of the CET is to promote energy conservation. Under the company’s prior rate structure, Questar Gas revenues declined when temperature-adjusted average usage per customer decreased. Questar Gas revenues increased when temperature-adjusted average usage per customer increased. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of temperature-adjusted gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. The PSCU reviewed the initial results of the CET during 2007 and authorized Questar Gas to continue the program for two additional years. Any adjustments to revenues are limited to 5% of non-gas revenues during each 12-month period beginning in November. Questar Gas recorded a $1.0 million revenue increase in 2008, a $2.5 million revenue increase in 2007 and a $1.7 million revenue reduction in 2006 in accordance with the CET.

In January 2007, the PSCU approved a “demand-side management” program (DSM) effective January 1, 2007. Under the DSM, Questar Gas encourages the conservation of natural gas through advertising, rebates for efficient homes and appliances, and energy audits. The costs of the DSM are deferred and recovered from customers through periodic rate adjustments. DSM costs of $18.9 million were incurred in 2008 and $6.2 million were recovered from customers.

Other Regulatory Assets and Liabilities

The Company has other regulatory assets and liabilities in addition to purchased-gas adjustments. The Company recovers the costs of assets but does not generally receive a return on these assets.

Descriptions of the Company’s regulatory assets follows:

•

Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 6.1 years as of December 31, 2008.

•

The CET asset (liability) represents actual revenues received that are less than (in excess of) the allowed revenues. These amounts are recovered (refunded) through periodic rate adjustments.

•

The DSM program asset represents funds available for the program that exceed amounts expended to date. These amounts are refunded through periodic rate adjustments.

•

The costs of complying with pipeline-integrity regulations are recovered in rates subject to a PSCU order. Questar Gas is allowed to recover $5.1 million per year. Costs incurred in excess of this amount will be recovered in future rate changes.

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

•

The rate-regulated businesses are allowed to recover certain deferred taxes from customers over the life of the related property, plant and equipment.

A list of regulatory assets follows:

QUESTAR GAS COMPANY 2008 10-K

	December 31,
	2008	2007
	(in millions)
Current regulatory assets
Demand side management	$ 17.8	$5.6
Deferred production taxes	2.8	2.5
Conservation enabling tariff		1.3
	$20.6	$9.4

	December 31,
	2008	2007
	(in millions)
Long-term regulatory assets
Cost of reacquired debt	$ 7.5	$ 8.0
Pipeline integrity costs	7.0	7.2
Asset retirement obligations – cost-of-service gas wells	3.6	3.9
	$18.1	$19.1

At December 31, 2008, a $0.3 million CET liability is included with accounts payable in the balance sheets. Long-term regulatory liabilities for income taxes refundable to customers amounting to $1.3 million at year-end 2008 and $1.5 million a year earlier are included with other long-term liabilities in the balance sheets.

Note 4 – Debt

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $88.3 million at December 31, 2008 with an interest rate of 3.39% and $72.9 million at December 31, 2007 with an interest rate of 5.36%.

In March 2008, Questar Gas sold $50.0 million of 10-year notes with a 6.3% interest rate and $100.0 million of 30-year notes with a 7.2% interest rate. Proceeds from the Questar Gas borrowings were used to repay maturing long-term debt and short-term intercompany debt. In 2008, Questar Gas repaid $93.0 million of long-term debt with interest rates ranging from 6.85% to 7.58%.

At December 31, 2008, Questar Gas had $370.0 million of long-term debt consisting of $220.0 million of medium-term notes with interest rates ranging from 5.02% to 6.91% due 2011 to 2018; $50.0 million of 6.30% notes due 2018; and $100.0 million of 7.20% notes due 2038. Long-term debt maturities in the next five years are $2.0 million in 2011, $91.5 million in 2012 and $42.0 million in 2013. All notes are unsecured obligations and rank equally with all other unsecured liabilities. Covenants for these debt obligations do not restrict dividend payments.

Note 5 – Fair-Value Measures, Financial Instruments and Risk Management

Beginning in 2008, Questar Gas adopted the effective provisions of SFAS 157 “Fair-Value Measures.” SFAS 157 defines fair value in applying GAAP, establishes a framework for measuring fair value and expands disclosures about fair-value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. Also, the new standard establishes a fair-value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. In February 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-2 “Partial Deferral of the Effective Date of Statement 157,” which delays the effective date for nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. For Questar Gas, the delayed provisions of SFAS 157 go into effect in the first quarter of 2009. The adoption of SFAS 157 did not have a significant effect on the Company’s financial position or results of operations.

QUESTAR GAS COMPANY 2008 10-K

The following table discloses carrying value and fair value of Questar Gas’s financial instruments:

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	December 31, 2008		December 31, 2007
	(in millions)
Financial assets
Cash and cash equivalents	$ 1.2	$ 1.2	$ 4.1	$ 4.1
Financial liabilities
Notes payable to Questar	88.3	88.3	$ 72.9	$ 72.9
Long-term debt	370.0	356.7	313.0	311.8

The Company used the following methods and assumptions in estimating fair values.

Cash and cash equivalents and short-term debt – the carrying amount approximates fair value.

Long-term debt –the fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company’s current borrowing rates. The carrying amount of variable-rate long-term debt, if any, approximates fair value.

Note 6 – Income Taxes

Details of Questar Gas’s income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Federal
Current	($ 5.3)	$ 16.4	$ 32.8
Deferred	28.0	3.7	(13.8)
State
Current	(0.6)	2.3	4.4
Deferred	2.3	0.3	(1.1)
Deferred investment tax credits recognized	(0.4)	(0.4)	(0.4)
	$24.0	$ 22.3	$ 21.9

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is explained as follows:

	Year Ended December 31,
	2008	2007	2006
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of:
State income taxes, net of federal income tax benefit	1.7	2.8	3.6
Amortize investment tax credits related to rate regulated assets	(0.6)	(0.7)	(0.7)
Other	1.3	0.3	(0.7)
Effective income tax rate	37.4%	37.4%	37.2%

QUESTAR GAS COMPANY 2008 10-K

Significant components of the Company’s deferred income taxes were as follows:

	December 31,
	2008	2007
	(in millions)
Deferred income taxes - liability
Property, plant and equipment	$155.0	$123.6
Employee benefits and compensation costs	(1.0)	(0.6)
Total deferred income taxes	$154.0	$123.0

The deferred income taxes – current asset amounted to $2.7 million at December 31, 2008 and $2.0 million at December 31, 2007.

Note 7 – Commitments and Contingencies

Questar Gas is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company’s financial position, results of operations or cash flows. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur, which would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Commitments

Historically, 40 to 50% of Questar Gas gas-supply portfolio has been provided from cost-of-service reserves.  In 2008, the remainder of the gas supply was purchased using index-based or fixed-price contracts. Questar Gas has commitments to purchase gas for $88.6 million in 2009, $44.2 million in 2010, $31.1 million in 2011, and $27.8 million in 2012 and 2013. Generally, at the conclusion of the heating season and after a bid process, new agreements for the next heating season are put in place. Questar Gas bought natural gas under purchase agreements amounting to $395.5 million in 2008, $374.8 million in 2007 and $429.5 million in 2006. In addition, Questar Gas has contracted for underground storage. Questar Gas stores gas during off-peak periods (typically during the summer) and withdraws gas from storage to meet peak-gas demand (typically in the winter).

Questar Gas has third-party transportation commitments requiring yearly payments of $4.2 million through 2018.

Questar Gas has contracted for transportation and storage services with Questar Pipeline. Annual payments and the years covered are as follows:

(in millions)
2009	$82.5
2010	81.4
2011	81.1
2012	78.2
2013	76.3
After 2013	280.1

QUESTAR GAS COMPANY 2008 10-K

Note 8 – Employee Benefits

Pension Plan

Questar Gas’s employees are covered by Questar’s defined-benefit pension plan. Benefits are generally based on the employee’s age at retirement, years of service and highest earnings in a consecutive 72 semimonthly pay period during the 10 years preceding retirement. Questar is subject to and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified pension plan approximately equal to the yearly expense. Questar also has a nonqualified pension plan that covers certain management employees in addition to the qualified pension plan. The nonqualified pension plan provides for defined-benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee above the benefit limit defined by the Internal Revenue Service for the qualified plan. The nonqualified pension plan is unfunded. Claims are paid from the Company’s general funds. Qualified pension plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A third-party consultant calculates the pension plan projected benefit obligation. Pension expense was $9.3 million in 2008, $11.5 million in 2007 and $11.6 million in 2006.

Questar Gas’s portion of plan assets and benefit obligations cannot be determined because the plan assets are not segregated or restricted to meet the Company’s pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company’s employees would be retained by the pension plan. At December 31, 2008 and 2007, Questar’s projected benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions

Eligible Questar Gas employees participate in Questar’s postretirement benefits other than pensions plan. Postretirement health care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health care benefits, based on an employee’s years of service, and generally limits payments to 170% of the 1992 contribution. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A third party consultant calculates the projected benefit obligation. The cost of postretirement benefits other than pensions was $2.4 million in 2008, $2.6 million in 2007 and $2.9 million in 2006.

The Company’s portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits cannot be determined because the plan assets are not segregated or restricted to meet the Company’s obligations. At December 31, 2008 and 2007, Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Employee Investment Plan

Questar Gas participates in Questar’s Employee Investment Plan (EIP). The EIP allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction at the current fair market value on the transaction date. The Company currently contributes an overall match of 80% of employees’ pre-tax purchases up to a maximum of 6% of their qualifying earnings. In addition, the Company contributes $200 annually to the EIP for each eligible employee. Beginning in 2005, the EIP trustee purchases Questar shares on the open market as cash contributions are received. The Company’s expense equaled its matching contribution of $3.7 million, $3.5 million and $3.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 9 – Related Party Transactions

Questar Gas provided administrative, technical, accounting, legal, data-processing and communication services to Questar Pipeline and charged $21.5 million in 2008, $22.5 million in 2007 and $20.0 million in 2006. Questar Gas also provided services to other affiliated companies amounting to $4.9 million in 2008, $4.1 million in 2007 and $5.3 million in 2006. The majority of these costs are allocated. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas has reserved transportation capacity on Questar Pipeline for 901,000 dth per day. Questar Gas periodically releases excess capacity and receives a credit from Questar Pipeline for the released capacity revenues and a portion of Questar Pipeline’s interruptible transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $71.5 million in 2008, $74.5 million in 2007 and $75.8 million in 2006, which included demand charges. The costs of these services were included in cost of natural gas sold.

Under the terms of the Wexpro Agreement, the Company receives a portion of Wexpro’s income from oil operations after recovery of Wexpro’s operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $6.1 million in 2008, $4.9 million in 2007 and $5.5 million in 2006. The amounts that Questar Gas paid Wexpro for the operation of cost-of-service gas properties were $209.0 million in 2008, $155.6 million in 2007 and $150.1 million in 2006. Questar Gas reports these amounts in cost of natural gas sold.

QUESTAR GAS COMPANY 2008 10-K

Also included in cost of natural gas sold are amounts paid to Questar Gas Management for gathering gas. These costs amounted to $22.8 million in 2008, $15.8 million in 2007 and $14.7 million in 2006. The Company purchased gas from other affiliates amounting to $11.0 million in 2006.

Questar Gas has a lease with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $2.5 million in 2008, $2.5 million in 2007 and $2.2 million in 2006. The lease payment will be $2.6 million in 2009 through 2011.

Questar charged Questar Gas for certain administrative functions amounting to $5.7 million in 2008, $8.5 million in 2007 and $7.7 million in 2006. These costs are included in operating and maintenance expenses and are allocated based on each affiliated company’s proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Gas borrowed cash from Questar and incurred interest expense of $2.0 million in 2008, $0.6 million in 2007 and $0.4 million in 2006. Questar Gas loaned excess funds to Questar and earned interest income of $1.0 million in 2007 and $0.9 million in 2006.

Note 10 – Supplemental Cost-of-Service Gas Reserves (Unaudited)

The following information is provided with respect to estimated natural gas reserves, which are managed, developed and produced by Wexpro at cost of service pursuant to the Wexpro Agreement. The estimates of proved gas reserves were prepared by Wexpro’s reservoir engineers. Gas reserve estimates are subject to numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates or production and timing of development expenditures. The accuracy of these estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are imprecise and will change as additional information becomes available. Geological and engineering data demonstrate with reasonable certainty that these quantities are recoverable under existing economic and operating conditions. Since the gas reserves operated by Wexpro are delivered to Questar Gas at cost of service, SEC guidelines with respect to standard economic assumptions are not applicable. The SEC anticipated this potential difficulty and provides that companies may give appropriate recognition to differences because of the effect of the ratemaking process. Accordingly, Wexpro uses a minimum-producing rate or maximum well-life limit to determine the ultimate quantity of gas reserves. See Note 9 for amounts paid by Questar Gas to Wexpro pursuant to the Wexpro Agreement.

Proved Reserves	Natural Gas
(Bcf)
Balance at December 31, 2008	646.9
Balance at December 31, 2007	615.9
Balance at December 31, 2006	620.6

QUESTAR GAS COMPANY
Schedule of Valuation and Qualifying Accounts

		Column C	Column D
Column A	Column B	Amounts charged	Deductions for	Column E
Description	Beginning Balance	to expense	accounts written off	Ending Balance
		(in millions)
Year ended December 31, 2008
Allowance for bad debts	$2.3	$6.6	($3.5)	$5.4
Year Ended December 31, 2007
Allowance for bad debts	3.1	2.6	(3.4)	2.3
Year Ended December 31, 2006
Allowance for bad debts	4.1	4.8	(5.8)	3.1

QUESTAR GAS COMPANY 2008 10-K

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not changed its independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A. (T)  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based on such evaluation, such officers have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Assessment of Internal Control Over Financial Reporting

Questar Gas management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework were used to make this assessment. Management believes that the Company’s internal control over financial reporting as of December 31, 2008, is effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

The Company, as a wholly owned subsidiary of a reporting company under the Securities Exchange Act, is entitled to omit all of Items 10 through 13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young, LLP, serves as the independent registered public accounting firm for Questar and its subsidiaries including the Company. The following table lists the fees billed by Ernst & Young to Questar for services and the fees billed directly to the Company or allocated to the Company as a member of Questar’s consolidated group.

	2008	2007
Audit Fees:	$1,277,387	$1,187,720
Questar Gas Portion	265,830	257,843
Audit Related Fees	100,000	95,000
Questar Gas Portion	36,929	26,730
Tax Fees	3,570	10,113

QUESTAR GAS COMPANY 2008 10-K

Questar Gas Portion	942	2,872
All Other Fees	237,879	295,455
Questar Gas Portion	53,395	103,638

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

  3.8.*

Articles of Amendment to Restated Consolidated Articles of Incorporation dated December 31, 1997. (Exhibit No. 3.7. to Form 8-K Current Report dated December 31, 1997.)

  3.9.*

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

10.4.*

Purchase Agreement between Company and Underwriters, effective March 24, 2008 (Exhibit No. 1.1 to Current Report on Form 8-K dated March 26, 2008.)

QUESTAR GAS COMPANY 2008 10-K

12.

Ratio of Earnings to Fixed Charges

24.

Power of Attorney.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th  day of March, 2009.

QUESTAR GAS COMPANY

           (Registrant)

By /s/Ronald W. Jibson

Ronald W. Jibson

President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Ronald W. Jibson

President & Chief Executive Officer;

Ronald W. Jibson

Director

(Principal Executive Officer)

/s/S. E. Parks

Vice President & Chief Financial Officer

S. E. Parks

(Principal Financial Officer)

/s/D. M. Curtis

Vice President & Controller

D. M. Curtis

(Principal Accounting Officer)

*Keith O. Rattie

Chairman of the Board; Director

*Ronald W. Jibson

President & Chief Executive Office, Director

*Teresa Beck

Director

*Robert E. McKee III

Director

*Gary G. Michael

Director

*Harris H. Simmons

Director

*Bruce A. Williamson

Director

March 11, 2009

*By  /s/ Ronald W. Jibson

       Date

Ronald W. Jibson, Attorney in Fact

QUESTAR GAS COMPANY 2008 10-K

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

  3.8.*

Articles of Amendment to Restated Consolidated Articles of Incorporation dated December 31, 1997. (Exhibit No. 3.7. to Form 8-K Current Report dated December 31, 1997.)

  3.9.*

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

10.4.*

Purchase Agreement between Company and Underwriters, effective March 24, 2008 (Exhibit No. 1.1 to Current Report on Form 8-K dated March 26, 2008.)

12.

Ratio of Earnings to Fixed Charges

24.

Power of Attorney.

31.1.

Certification signed by Ronald W. Jibson, Questar Gas Company President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Gas Company Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

QUESTAR GAS COMPANY 2008 10-K

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

QUESTAR GAS COMPANY 2008 10-K

37