Form 10-Q
period 2009-03-31
QUESTAR GAS CO
filed 2009-05-13
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

On April 30, 2009, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Gas Company

Form 10-Q for the Quarter Ended March 31, 2009

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Statements of Income for the three and twelve months ended

   March 31, 2009 and 2008

3

Condensed Balance Sheets as of March 31, 2009, March 31, 2008

   and December 31, 2008

4

Condensed Statements of Cash Flows for the three months ended

   March 31, 2009 and 2008

5

Notes Accompanying the Condensed Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

    AND RESULTS OF OPERATIONS

6

ITEM 4.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

10

ITEM 6.

EXHIBITS

10

Signatures

10

Questar Gas 2009 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended March 31,		12 Months Ended March 31,
	2009	2008	2009	2008
	(in millions)
REVENUES
From unaffiliated customers	$405.7	$390.2	$1,009.7	$911.3
From affiliated companies		2.0	4.1	5.8
Total Revenues	405.7	392.2	1,013.8	917.1

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	293.1	292.8	737.2	669.0
Operating and maintenance	31.0	21.8	96.3	74.1
General and administrative	9.8	10.5	38.0	44.5
Depreciation and amortization	10.8	10.2	42.1	39.5
Other taxes	3.8	3.5	12.2	11.4
Total Operating Expenses	348.5	338.8	925.8	838.5
OPERATING INCOME	57.2	53.4	88.0	78.6
Interest and other income	1.8	1.4	5.6	6.9
Interest expense	(7.8)	(5.6)	(27.4)	(23.4)
INCOME BEFORE INCOME TAXES	51.2	49.2	66.2	62.1
Income taxes	19.4	18.6	24.8	23.2
NET INCOME	$ 31.8	$ 30.6	$ 41.4	$ 38.9

See notes accompanying the condensed financial statements

Questar Gas 2009 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS	March 31,		December 31,
	2009	2008	2008
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 0.7	$ 3.4	$ 1.2
Note receivable from Questar	12.6
Accounts receivable, net	92.9	102.0	83.7
Unbilled gas accounts receivable	46.1	42.9	95.8
Accounts receivable from affiliates	2.9	3.5	2.2
Gas stored underground	11.6	15.0	61.9
Materials and supplies	14.9	7.7	13.9
Regulatory assets	29.5	10.8	20.6
Prepaid expenses and other	0.5	1.0	2.0
Deferred income taxes – current	2.7	2.0	2.7
Total Current Assets	214.4	188.3	284.0
Property, Plant and Equipment	1,654.9	1,562.4	1,646.8
Accumulated depreciation and amortization	(665.9)	(636.4)	(657.3)
Net Property, Plant and Equipment	989.0	926.0	989.5
Regulatory assets	17.1	18.7	18.1
Goodwill	5.6	5.6	5.6
Other noncurrent assets	7.8	7.8	7.8
Total Assets	$1,233.9	$1,146.4	$1,305.0

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar		$ 22.2	$ 88.3
Accounts and other payables	$ 76.1	108.1	117.5
Accounts payable to affiliates	51.3	40.2	49.5
Customer-credit balances	11.8	6.7	34.9
Purchased-gas adjustment	98.6	16.5	45.8
Total Current Liabilities	237.8	193.7	336.0
Long-term debt	370.0	370.0	370.0
Deferred income taxes	158.4	128.5	154.0
Other long-term liabilities	58.1	59.6	60.4

COMMON SHAREHOLDER’S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	148.1	146.9	147.9
Retained earnings	238.5	224.7	213.7
Total Common Shareholder’s Equity	409.6	394.6	384.6
Total Liabilities and Common Shareholder’s Equity	$1,233.9	$1,146.4	$1,305.0

See notes accompanying the condensed financial statements

Questar Gas 2009 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	3 Months Ended March 31,
	2009	2008
	(in millions)
OPERATING ACTIVITIES
Net income	$ 31.8	$ 30.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	11.8	11.1
Deferred income taxes	4.4	5.5
Share-based compensation	0.2	0.2
Changes in operating assets and liabilities	74.3	(42.5)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	122.5	4.9

INVESTING ACTIVITIES
Capital expenditures	(15.0)	(30.8)
Cash used in asset dispositions	(0.2)	(2.6)
Proceeds from asset dispositions	0.1
NET CASH USED IN INVESTING ACTIVITIES	(15.1)	(33.4)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(12.6)
Change in notes payable to Questar	(88.3)	(50.7)
Long-term debt issued, net of issuance costs		148.4
Long-term debt repaid		(93.0)
Equity contribution		30.0
Dividends paid	(7.0)	(6.9)
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	(107.9)	27.8
Change in cash and cash equivalents	(0.5)	(0.7)
Beginning cash and cash equivalents	1.2	4.1
Ending cash and cash equivalents	$ 0.7	$ 3.4

See notes accompanying the condensed financial statements

Questar Gas 2009 Form 10-Q

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

Note 2 – Basis of Presentation of Interim Financial Statements

The interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for quarterly reports on Form 10-Q and Regulations S-X and S-K. The interim condensed financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications were made to prior-period financial statements to conform with the current presentation.

The preparation of the condensed financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and twelve months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

All dollar amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

Note 3 – Subsequent Event

Questar Gas requested and received permission from the PSCU and PSCW to rebate $51.0 million to customers’ May 2009 natural gas bills from an over-collected balance in the purchased-gas adjustment account. As of March 31, 2009, Questar Gas had a $98.6 million over-collected balance in the purchase-gas adjustment account representing amounts recovered from customers in excess of costs incurred.

Note 4 – Recent Accounting Development

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Statement of Financial Accounting Standards (SFAS) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value when the level of activity for the asset or liability has significantly decreased. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under Level 1 inputs. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Gas’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three- and twelve-month periods ended March 31, 2009 and 2008. For definitions of commonly used terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2008 Form 10-K.

Questar Gas 2009 Form 10-Q

RESULTS OF OPERATIONS

Questar Gas, which provides retail natural gas distribution services in Utah, Wyoming and Idaho, reported net income of $31.8 million in the first quarter of 2009 compared with $30.6 million in the first quarter of 2008, a 4% increase. Questar Gas had net income of $41.4 million for the 12 months ended March 31, 2009, compared with $38.9 million for the 12 months ended March 31, 2008. Operating income increased $3.8 million, or 7%, in the 2009-to-2008 first-quarter comparison and $9.4 million, or 12%, in the 12 months ended March 31, 2009, to the 12 months end March 31, 2008, comparison due to higher revenues from a general rate case and customer growth. Following is a summary of Questar Gas financial and operating results:

	3 Months Ended March 31,			12 Months Ended March 31,
	2009	2008	Change	2009	2008	Change

Operating Income
REVENUES
Residential and commercial sales	$392.0	$376.0	$16.0	$942.7	$860.4	$82.3
Industrial sales	2.3	2.9	(0.6)	11.4	10.0	1.4
Transportation for industrial customers	2.5	2.3	0.2	10.1	9.9	0.2
Service	1.7	1.6	0.1	5.7	5.7
Other	7.2	9.4	(2.2)	43.9	31.1	12.8
Total Revenues	405.7	392.2	13.5	1,013.8	917.1	96.7
Cost of natural gas sold	(293.1)	(292.8)	0.3	(737.2)	(669.0)	(68.2)
Margin	112.6	99.4	13.2	276.6	248.1	28.5
OTHER OPERATING EXPENSES
Operating and maintenance	31.0	21.8	9.2	96.3	74.1	22.2
General and administrative	9.8	10.5	(0.7)	38.0	44.5	(6.5)
Depreciation and amortization	10.8	10.2	0.6	42.1	39.5	2.6
Other taxes	3.8	3.5	0.3	12.2	11.4	0.8
Total Other Operating Expenses	55.4	46.0	9.4	188.6	169.5	19.1
Operating Income	$57.2	$ 53.4	$3.8	$88.0	$78.6	$9.4
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	44.5	49.9	(5.4)	106.8	110.1	(3.3)
Industrial sales	0.3	0.4	(0.1)	1.6	1.6
Transportation for industrial customers	16.5	16.0	0.5	62.8	59.8	3.0
Total industrial	16.8	16.4	0.4	64.4	61.4	3.0
Total deliveries	61.3	66.3	(5.0)	171.2	171.5	(0.3)
Natural gas revenue (per dth)
Residential and commercial sales	$8.81	$7.53	$1.28	$8.82	$7.81	$1.01
Industrial sales	7.57	6.57	1.00	7.22	6.11	1.11
Transportation for industrial customers	$0.15	$0.14	$0.01	$0.16	$0.17	($0.01)
Colder (warmer) than normal temperatures	(1%)	12%	(13%)	2%	5%	(3%)
Temperature-adjusted usage per customer (dth)	47.4	49.2	(1.8)	108.1	111.4	(3.3)
Customers at March 31, (thousands)	892.8	881.9	10.9

Margin Analysis

Questar Gas margin (revenues minus gas costs) increased $13.2 million in the first quarter of 2009 compared to the first quarter of 2008 and increased $28.5 million in the 12 months ended March 31, 2009, compared to the 12 months ended March 31, 2008. Following is a summary of major changes in Questar Gas margin:

Questar Gas 2009 Form 10-Q

	Change in margin
	3 Months Ended March 31,	12 Months Ended March 31,
	2009 to 2008	2009 to 2008

Customer growth	$ 1.2	$ 2.9
General rate case	4.5	8.7
Conservation enabling tariff	2.3	1.8
Change in usage per customer	(3.0)	(5.5)
Demand-side management cost recovery	5.6	10.5
Recovery of gas-cost portion of bad-debt costs	1.4	5.2
Other	1.2	4.9
Increase	$13.2	$28.5

At March 31, 2009, Questar Gas served 892,829 customers, up from 881,874 at March 31, 2008. Customer growth increased the margin by $1.2 million in the first quarter of 2009 and $2.9 million in the 12 months ended March 31, 2009.

In December 2007, Questar Gas filed a general rate case in Utah requesting an increase in rates of $27.0 million, including an authorized return on equity of 11.25%. The Company subsequently modified its request to $22.2 million to reflect a change in test year ordered by the PSCU and the impact of tax law changes on rate base. In the second quarter of 2008, Questar Gas received an order from the PSCU increasing rates by $12.0 million. The PSCU reduced Questar Gas’s allowed return on equity from 11.2% to 10%. The new rates went into effect in mid-August 2008 and increased the margin by $4.5 million in the first quarter of 2009 and $8.7 million in the 12 months ended March 31, 2009.

Temperature-adjusted usage per customer decreased 4% in the first quarter of 2009 compared to the first quarter of 2008 and decreased 3% in the 12 months ended March 31, 2009, compared to the 12 months ended March 31, 2008. The impact on the Company margin from changes in usage per customer has been mitigated by a pilot conservation-enabling tariff that was approved by the PSCU beginning 2006. The CET resulted in a margin increase of $2.3 million in the first quarter of 2009, largely offsetting the $3.0 million decrease in margin resulting from usage per customer. For the 12 months ended March 31, 2009, the CET increased the margin by $1.8 million compared to a $5.5 million decrease in usage per customer.

Weather, as measured in degree days, was 1% warmer than normal in the first quarter of 2009 and 12% colder than normal in the first quarter of 2008. Weather for the 12 months ended March 31, 2009, was 2% colder than normal compared to 5% colder than normal for the 12 months ended March 31, 2008. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Expenses

Cost of natural gas sold was flat in the first quarter of 2009 compared to the first quarter of 2008 due to higher gas purchase expenses per dth offsetting an 11% decrease in volumes sold. Cost of natural gas sold during the 12 months ended March 31, 2009 was 10% higher than the year-earlier period because of higher gas purchase expenses per dth. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of March 31, 2009, Questar Gas had a $98.6 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred. Questar Gas reduced its rates for gas costs by an annualized $165 million effective March 1, 2009. In addition, Questar Gas has received permission from the PSCU and PSCW to rebate $51 million in the over-collected balance in the purchased-gas adjustment account to customers in May 2009 business.

Operating and maintenance expenses increased 42% in the first quarter of 2009 compared to the first quarter of 2008 and 30% in the 12 months ended March 31, 2009, compared to the 12 months ended March 31, 2008, due primarily to higher demand-side management costs and bad-debt costs. The demand-side management costs increased $5.6 million in the first quarter of 2009 over the first quarter of 2008 and increased $10.5 million in the 12 months ended March 31, 2009, over the 12 months ended March 31, 2008. These costs are for the Company’s energy efficiency program and are recovered from customers through periodic rate changes. General and administrative expenses decreased 7% in the 2009 first quarter and decreased 15% in the 12 months ended March 31, 2009. Operating, maintenance, general and administrative expenses per customer were $46 in the first quarter of 2009 compared to $37 in the first quarter of 2008.

Questar Gas 2009 Form 10-Q

Depreciation expense increased 6% in the first quarter of 2009 compared to the first quarter of 2008 and increased 7% in the 12 months ended March 31, 2009, compared to the 12 months ended March 31, 2008, primarily as a result of plant additions from customer growth and system expansion.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008;

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on such evaluation, such officers have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Questar Gas 2009 Form 10-Q

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Jack Grynberg filed claims against Questar, including Questar Gas, under the federal False Claims Act that were substantially similar to cases filed against other natural gas companies. The cases were consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government. By order dated October 20, 2006, the district court dismissed all of Grynberg’s claims against all the defendants for lack of jurisdiction. The judge found that Grynberg was not the “original source” and therefore could not bring the action. Grynberg appealed the case to the U.S. Tenth Circuit Court of Appeals. On March 17, 2009, the Court of Appeals affirmed the lower court decision to dismiss the case.

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

QUESTAR GAS COMPANY

(Registrant)

May 12, 2009

/s/Ronald W. Jibson

Ronald W. Jibson

President and Chief Executive Officer

May 12, 2009

/s/S/ E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Questar Gas 2009 Form 10-Q

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

Questar Gas 2009 Form 10-Q

11