Form 10-Q
period 2009-06-30
QUESTAR GAS CO
filed 2009-08-07
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

Yes [   ] No [X]

On July 31, 2009, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Gas Company

Form 10-Q for the Quarter Ended June 30, 2009

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Statements of Income for the three, six and twelve months ended

  June 30, 2009 and 2008

3

Condensed Balance Sheets as of June 30, 2009, June 30, 2008

  and December 31, 2008

4

Condensed Statements of Cash Flows for the six months ended

  June 30, 2009 and 2008

5

Notes Accompanying the Condensed Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

    AND RESULTS OF OPERATIONS

7

ITEM 4.

CONTROLS AND PROCEDURES

10

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

10

SIGNATURES

10

Questar Gas 2009 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2009	2008	2009	2008	2009	2008
	(in millions)
REVENUES
From unaffiliated customers	$138.5	$159.5	$544.2	$549.7	$988.7	$929.1
From affiliated companies	0.5	2.3	0.5	4.3	2.3	6.0
Total Revenues	139.0	161.8	544.7	554.0	991.0	935.1

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	89.6	116.8	382.7	409.6	710.0	684.4
Operating and maintenance	22.0	19.5	53.0	41.3	98.8	77.4
General and administrative	11.0	10.5	20.8	21.0	38.5	43.9
Depreciation and amortization	10.9	10.3	21.7	20.5	42.7	40.2
Other taxes	3.9	3.6	7.7	7.1	12.5	11.4
Total Operating Expenses	137.4	160.7	485.9	499.5	902.5	857.3
OPERATING INCOME	1.6	1.1	58.8	54.5	88.5	77.8
Interest and other income	2.1	1.6	3.9	3.0	6.1	6.4
Interest expense	(7.1)	(6.1)	(14.9)	(11.7)	(28.4)	(23.6)
INCOME (LOSS) BEFORE INCOME TAXES	(3.4)	(3.4)	47.8	45.8	66.2	60.6
Income taxes	1.4	1.4	(18.0)	(17.2)	(24.8)	(22.6)
NET INCOME (LOSS)	($ 2.0)	($ 2.0)	$ 29.8	$ 28.6	$ 41.4	$ 38.0

See notes accompanying the condensed financial statements

Questar Gas 2009 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS	June 30,		December 31,
	2009	2008	2008
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents			$ 1.2
Note receivable from affiliates	$ 1.2
Accounts receivable, net	34.5	$ 54.0	83.7
Unbilled gas accounts receivable	18.3	12.2	95.8
Accounts receivable from affiliates	2.2	2.3	2.2
Gas stored underground	24.7	34.2	61.9
Materials and supplies	15.7	11.5	13.9
Regulatory assets	44.3	13.9	20.6
Prepaid expenses and other	1.6	1.1	2.0
Purchased-gas adjustment		12.0
Deferred income taxes – current	2.7		2.7
Total Current Assets	145.2	141.2	284.0
Property, Plant and Equipment	1,668.7	1,596.9	1,646.8
Accumulated depreciation and amortization	(674.5)	(644.6)	(657.3)
Net Property, Plant and Equipment	994.2	952.3	989.5
Regulatory assets	16.6	18.5	18.1
Goodwill	5.6	5.6	5.6
Other noncurrent assets	7.7	7.9	7.8
Total Assets	$1,169.3	$1,125.5	$1,305.0

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 4.5	$ 2.3
Notes payable to affiliates		51.4	$ 88.3
Accounts and other payables	53.0	58.2	117.5
Accounts payable to affiliates	46.3	47.7	49.5
Customer-credit balances	23.2	9.0	34.9
Purchased-gas adjustment	48.6		45.8
Total Current Liabilities	175.6	168.6	336.0
Long-term debt	370.0	370.0	370.0
Deferred income taxes	164.3	134.5	154.0
Other long-term liabilities	58.5	66.2	60.4

COMMON SHAREHOLDER’S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	148.4	147.3	147.9
Retained earnings	229.5	215.9	213.7
Total Common Shareholder’s Equity	400.9	386.2	384.6
Total Liabilities and Common Shareholder’s Equity	$1,169.3	$1,125.5	$1,305.0

See notes accompanying the condensed financial statements

Questar Gas 2009 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	6 Months Ended June 30,
	2009	2008
	(in millions)
OPERATING ACTIVITIES
Net income	$ 29.8	$ 28.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	23.7	22.3
Deferred income taxes	10.3	16.2
Share-based compensation	0.5	0.6
Changes in operating assets and liabilities	64.9	(57.1)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	129.2	10.6

INVESTING ACTIVITIES
Capital expenditures	(30.8)	(64.3)
Cash used in asset dispositions	(0.8)	(3.0)
Proceeds from asset dispositions	0.2	0.1
NET CASH USED IN INVESTING ACTIVITIES	(31.4)	(67.2)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	4.5	2.3
Change in notes receivable from affiliates	(1.2)
Change in notes payable to affiliates	(88.3)	(21.5)
Dividends paid	(14.0)	(13.7)
Long-term debt issued, net of issuance costs		148.4
Long-term debt repaid		(93.0)
Equity contribution		30.0
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	(99.0)	52.5
Change in cash and cash equivalents	(1.2)	(4.1)
Beginning cash and cash equivalents	1.2	4.1
Ending cash and cash equivalents	$ -	$ -

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

The preparation of the condensed financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, six and twelve months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

All dollar amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

The condensed financial statements reflect management's consideration of known subsequent events as of August 7, 2009, the date that the condensed financial statements were issued.

Note 3 – Fair-Value Measure

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) and Accounting Principles Board 28-1 "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about fair value of financial instruments for interim periods as well as in annual financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 in the second quarter of 2009. The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the condensed financial statements in this quarterly report on Form 10-Q:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	June 30, 2009		December 31, 2008
	(in millions)
Financial assets
Cash and cash equivalents			$ 1.2	$ 1.2
Notes receivable from affiliates	$ 1.2	$ 1.2
Financial liabilities
Checks outstanding in excess of cash balances	4.5	4.5
Notes payable to affiliates			88.3	88.3
Long-term debt	370.0	370.9	370.0	356.7

Cash and cash equivalents, notes receivable from affiliates checks outstanding in excess of cash balances and notes payable to affiliates – the carrying amount approximates fair value.

Questar Gas 2009 Form 10-Q

Long-term debt – the fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company's current borrowing rates.

Note 4 – Recent Accounting Developments

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," which provides additional guidance for estimating fair value when the level of activity for the asset or liability has significantly decreased. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under Level 1 inputs. FSP FAS 157-4 is to be applied prospectively to all fair value measurements where appropriate and its provisions are in effect for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) 165, "Subsequent Events" to establish a general standard of accounting for and disclosure of events that occur after the close of the period but before financial statements are issued or are available to be issued. The provisions of this statement are in effect for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Gas’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three-, six- and twelve-month periods ended June 30, 2009 and 2008. For definitions of commonly used terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2008 Form 10-K.

RESULTS OF OPERATIONS

Questar Gas, which provides retail natural gas distribution services in Utah, Wyoming and Idaho, reported a net loss of $2.0 million in the second quarter of 2009, the same as the second quarter of 2008. Net income was $29.8 million in the first half of 2009, up 4% from the $28.6 million in the first half of 2008. Net income for the 12 months ended June 30, 2009, was $41.4 million compared with $38.0 million in the 12 months ended June 30, 2008. Following is a summary of Questar Gas financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2009	2008	Change	2009	2008	Change	2009	2008	Change

Operating Income
REVENUES
Residential and commercial sales	$129.7	$142.0	($12.3)	$521.7	$518.0	$3.7	$930.4	$874.2	$56.2
Industrial sales	1.8	3.1	(1.3)	4.1	6.0	(1.9)	10.1	10.8	(0.7)
Transportation for industrial customers	2.6	2.1	0.5	5.1	4.4	0.7	10.6	9.7	0.9
Service	1.5	1.6	(0.1)	3.2	3.2		5.6	5.7	(0.1)
Other	3.4	13.0	(9.6)	10.6	22.4	(11.8)	34.3	34.7	(0.4)
Total Revenues	139.0	161.8	(22.8)	544.7	554.0	(9.3)	991.0	935.1	55.9
Cost of natural gas sold	89.6	116.8	(27.2)	382.7	409.6	(26.9)	710.0	684.4	25.6
Margin	49.4	45.0	4.4	162.0	144.4	17.6	281.0	250.7	30.3
OTHER OPERATING EXPENSES
Operating and maintenance	22.0	19.5	2.5	53.0	41.3	11.7	98.8	77.4	21.4
General and administrative	11.0	10.5	0.5	20.8	21.0	(0.2)	38.5	43.9	(5.4)
Depreciation and amortization	10.9	10.3	0.6	21.7	20.5	1.2	42.7	40.2	2.5

Questar Gas 2009 Form 10-Q

Other taxes	3.9	3.6	0.3	7.7	7.1	0.6	12.5	11.4	1.1
Total Other Operating Expenses	47.8	43.9	3.9	103.2	89.9	13.3	192.5	172.9	19.6
Operating Income	$1.6	$ 1.1	$0.5	$ 58.8	$54.5	$ 4.3	$88.5	$77.8	$10.7
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	17.8	19.2	(1.4)	62.3	69.1	(6.8)	105.5	114.2	(8.7)
Industrial sales	0.3	0.5	(0.2)	0.6	0.9	(0.3)	1.4	1.7	(0.3)
Transportation for industrial customers	13.6	13.4	0.2	30.1	29.4	0.7	62.9	62.3	0.6
Total industrial	13.9	13.9		30.7	30.3	0.4	64.3	64.0	0.3
Total deliveries	31.7	33.1	(1.4)	93.0	99.4	(6.4)	169.8	178.2	(8.4)
Natural gas revenue (per dth)
Residential and commercial sales	$7.27	$7.41	($0.14)	$8.37	$7.50	$0.87	$8.82	$7.65	$1.17
Industrial sales	6.29	6.92	(0.63)	6.97	6.75	0.22	7.14	6.38	0.76
Transportation for industrial customers	$0.19	$0.16	$0.03	$0.17	$0.15	$0.02	$0.17	$0.16	$0.01
Colder (warmer) than normal temperatures	4%	31%	(27%)		16%	(16%)	(2%)	11%	(13%)
Temperature-adjusted usage per customer (dth)	17.1	16.4	0.7	64.5	65.6	(1.1)	108.8	111.0	(2.2)
Customers at June 30, (thousands)	890.2	881.5	8.7

Margin Analysis

Questar Gas margin (revenues minus gas costs) increased $4.4 million in the second quarter of 2009 compared to the second quarter of 2008, $17.6 million in the first half of 2009 compared to the first half of 2008 and $30.3 million in the 12 months ended June 30, 2009, compared to the 12 months ended June 30, 2008. Following is a summary of major changes in Questar Gas margin:

	Change
	3 Months Ended June 30,	6 Months Ended June 30,	12 Months Ended June 30,
	2009 to 2008	2009 to 2008	2009 to 2008

Customer growth	$ 0.4	$ 1.3	$ 2.3
General rate case	1.7	6.2	10.4
Conservation-enabling tariff	(1.2)	1.0	1.9
Change in usage per customer	1.2	(1.8)	(3.7)
Demand-side management cost recovery	2.7	8.4	12.8
Recovery of gas-cost portion of bad-debt costs	(1.2)	0.2	2.5
Other	0.8	2.3	4.1
Increase	$ 4.4	$17.6	$30.3

At June 30, 2009, Questar Gas served 890,249 customers, up from 881,505 at June 30, 2008. Customer growth increased the margin by $0.4 million in the second quarter of 2009, $1.3 million in the first half of 2009 and $2.3 million in the 12 months ended June 30, 2009.

In December 2007, Questar Gas filed a general rate case in Utah requesting an increase in rates of $27.0 million, including an authorized return on equity of 11.25%. The Company subsequently modified its request to $22.2 million to reflect a change in test year ordered by the PSCU and the impact of tax law changes on rate base. In the second quarter of 2008, Questar Gas received an order from the PSCU increasing rates by $12.0 million. The PSCU reduced Questar Gas’s allowed return on equity from 11.2% to 10%. The new rates went into effect in mid-August 2008 and increased the margin by $1.7 million in the second quarter of 2009, $6.2 million in the first half of 2009, and $10.4 million in the 12 months ended June 30, 2009.

Temperature-adjusted usage per customer increased 4% in the second quarter of 2009 compared to the second quarter of 2008 and decreased 2% in the first half and 12-months ended June 30, of 2009 compared to the prior-year periods. The impact on the Company margin from changes in usage per customer has been mitigated by a pilot conservation-enabling tariff (CET)

Questar Gas 2009 Form 10-Q

that was approved by the PSCU beginning 2006. The CET resulted in a margin decrease of $1.2 million in the second quarter of 2009, offsetting the $1.2 million increase in margin resulting from usage per customer. For the first half of 2009, the CET increased margin $1.0 million partially offsetting the $1.8 million decrease in margin from lower usage per customer. For the 12 months ended June 30, 2009, the CET increased the margin by $1.9 million compared to a $3.7 million decrease in usage per customer.

Weather, as measured in degree days, was 4% colder than normal in the second quarter of 2009 and normal in the first half of 2009. Weather for the 12 months ended June 30, 2009, was 2% warmer than normal compared to 11% colder than normal for the 12 months ended June 30, 2008. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Expenses

Cost of natural gas sold was down 23% in the second quarter of 2009 compared to the second quarter of 2008 and down 7% in the first half of 2009 compared to the first half of 2008. The decreases were due to lower gas purchase expenses per dth and lower sales volumes. Cost of natural gas sold during the 12 months ended June 30, 2009 was 4% higher than the year-earlier period because of higher gas purchase expenses per dth. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of June 30, 2009, Questar Gas had a $48.6 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred. Questar Gas reduced its rates for gas costs by an annualized $165 million effective March 1, 2009. In addition, Questar Gas rebated approximately $50 million of the over-collected balance in the purchased-gas adjustment account to customers in May 2009 business.

Operating and maintenance expenses increased 13% in the second quarter of 2009 compared to the second quarter of 2008 and 28% in the first half of 2009 and the 12 months ended June 30, 2009, compared to the first half of 2008 and the 12 months ended June 30, 2008. The increase was due primarily to higher demand-side management costs. The demand-side management costs increased $2.7 million in the second quarter of 2009 over the second quarter of 2008 and increased $8.4 million in first half of 2009 compared to the first half of 2008 and $12.8 million in the 12 months ended June 30, 2009, over the 12 months ended June 30, 2008. These costs are for the Company’s energy efficiency program and are recovered from customers through periodic pass-through rate changes. General and administrative expenses increased 5% in the 2009 second quarter and decreased 1% in the first half of 2009 and decreased 12% in the 12 months ended June 30, 2009. Operating, maintenance, general and administrative expenses per customer were $83 in the first half of 2009 compared to $71 in the first half of 2008 due to an increase in demand-side management cost of $9 per customer.

Depreciation expense increased 6% in the second quarter of 2009, the first half of 2009 and the 12 months ended June 30, 2009, respectively compared to the 2008 periods, primarily as a result of plant additions from customer growth and system expansion.

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

Questar Gas 2009 Form 10-Q

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on such evaluation, such officers have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS.

a.

The following exhibits are filed as part of this report:

Exhibit No.

Exhibits

   31.1.

Certification signed by Ronald W. Jibson, Questar Gas Company’s President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2.

Certification signed by Richard J. Doleshek, Questar Gas Company’s Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.

Certification signed by Ronald W. Jibson and Richard J. Doleshek, Questar Gas Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY

(Registrant)

August 7, 2009

/s/Ronald W. Jibson

Ronald W. Jibson

President and Chief Executive Officer

Questar Gas 2009 Form 10-Q

August 7, 2009

/s/Richard J. Doleshek

Richard J. Doleshek

Executive Vice President and

Chief Financial Officer

Exhibits List

Exhibit No.

Exhibits

31.1.

Certification signed by Ronald W. Jibson, Questar Gas Company’s President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by Richard J. Doleshek, Questar Gas Company’s Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by Ronald W. Jibson and Richard J. Doleshek, Questar Gas Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Gas 2009 Form 10-Q

11