Form 10-Q
period 2009-09-30
QUESTAR GAS CO
filed 2009-11-09
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

Yes [   ] No [X]

On October 31, 2009, 9,189,626 shares of the registrant’s common stock, $2.50 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Gas Company

Form 10-Q for the Quarter Ended September 30, 2009

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Statements of Income for the three, nine and twelve months ended

  September 30, 2009 and 2008

3

Condensed Balance Sheets as of September 30, 2009, September 30, 2008

  and December 31, 2008

4

Condensed Statements of Cash Flows for the nine months ended

  September 30, 2009 and 2008

5

Notes Accompanying the Condensed Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

  AND RESULTS OF OPERATIONS

7

ITEM 4.

CONTROLS AND PROCEDURES

10

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

10

ITEM 6.

EXHIBITS

10

SIGNATURES

11

Questar Gas 2009 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2009	2008	2009	2008	2009	2008
	(in millions)
REVENUES
From unaffiliated customers	$82.3	$115.2	$626.5	$664.9	$955.8	$951.6
From affiliated companies	0.1	1.8	0.6	6.1	0.6	6.6
Total Revenues	82.4	117.0	627.1	671.0	956.4	958.2

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	48.6	83.8	431.3	493.4	674.8	705.6
Operating and maintenance	17.1	20.3	70.1	61.6	95.6	79.4
General and administrative	10.6	8.4	31.4	29.4	40.7	42.8
Depreciation and amortization	11.0	10.4	32.7	30.9	43.3	40.9
Other taxes	3.5	3.8	11.2	10.9	12.2	11.7
Total Operating Expenses	90.8	126.7	576.7	626.2	866.6	880.4
OPERATING INCOME (LOSS)	(8.4)	(9.7)	50.4	44.8	89.8	77.8
Interest and other income	2.1	1.6	6.0	4.6	6.6	6.4
Interest expense	(6.8)	(6.3)	(21.7)	(18.0)	(28.9)	(24.1)
INCOME (LOSS) BEFORE INCOME TAXES	(13.1)	(14.4)	34.7	31.4	67.5	60.1
Income taxes	5.0	5.6	(13.0)	(11.6)	(25.4)	(22.4)
NET INCOME (LOSS)	($ 8.1)	($ 8.8)	$ 21.7	$ 19.8	$ 42.1	$ 37.7

See notes accompanying the condensed financial statements

Questar Gas 2009 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS	Sept. 30,		Dec. 31,
	2009	2008	2008
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents			$ 1.2
Accounts receivable, net	$ 32.5	$ 37.1	83.7
Unbilled gas accounts receivable	19.3	17.6	95.8
Accounts receivable from affiliates	3.6	3.1	2.2
Gas stored underground	53.3	69.1	61.9
Materials and supplies	14.2	12.7	13.9
Regulatory assets	51.7	19.1	20.6
Prepaid expenses and other	2.9	0.3	2.0
Purchased-gas adjustment		3.0
Deferred income taxes – current	2.7	1.5	2.7
Total Current Assets	180.2	163.5	284.0
Property, Plant and Equipment	1,690.7	1,626.5	1,646.8
Accumulated depreciation and amortization	(683.3)	(653.0)	(657.3)
Net Property, Plant and Equipment	1,007.4	973.5	989.5
Regulatory assets	16.3	18.6	18.1
Goodwill	5.6	5.6	5.6
Other noncurrent assets	7.7	7.8	7.8
Total Assets	$1,217.2	$1,169.0	$1,305.0

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 3.1	$ 4.4
Notes payable to affiliates	33.4	72.2	$ 88.3
Accounts and accrued expenses	62.1	63.4	117.5
Accounts payable to affiliates	46.7	48.4	49.5
Customer-credit balances	37.3	29.7	34.9
Purchased-gas adjustment	37.1		45.8
Total Current Liabilities	219.7	218.1	336.0
Long-term debt	370.0	370.0	370.0
Deferred income taxes	182.3	141.5	154.0
Other long-term liabilities	59.1	68.4	60.4

COMMON SHAREHOLDER’S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	148.7	147.8	147.9
Retained earnings	214.4	200.2	213.7
Total Common Shareholder’s Equity	386.1	371.0	384.6
Total Liabilities and Common Shareholder’s Equity	$1,217.2	$1,169.0	$1,305.0

See notes accompanying the condensed financial statements

Questar Gas 2009 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	9 Months Ended Sept. 30,
	2009	2008
	(in millions)
OPERATING ACTIVITIES
Net income	$ 21.7	$ 19.8
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	35.7	33.7
Deferred income taxes	28.3	19.0
Share-based compensation	0.8	1.1
Changes in operating assets and liabilities	39.7	(47.0)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	126.2	26.6

INVESTING ACTIVITIES
Capital expenditures	(53.8)	(96.3)
Cash used in asset dispositions	(1.1)	(3.2)
Proceeds from asset dispositions	0.2	0.2
Affiliated-company property, plant and equipment transfer	0.1	0.1
NET CASH USED IN INVESTING ACTIVITIES	(54.6)	(99.2)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	3.1	4.4
Change in notes payable to affiliates	(54.9)	(0.7)
Long-term debt issued, net of issuance costs		148.4
Long-term debt repaid		(93.0)
Equity contribution		30.0
Dividends paid	(21.0)	(20.6)
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	(72.8)	68.5
Change in cash and cash equivalents	(1.2)	(4.1)
Beginning cash and cash equivalents	1.2	4.1
Ending cash and cash equivalents	$ -	$ -

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

Note 2 – Basis of Presentation of Interim Financial Statements

In July 2009 the Financial Accounting Standards Board (FASB) completed a revision of non-governmental U.S. GAAP into a single authoritative source and issued a codification of accounting rules and references. Authoritative standards included in the codification are designated by their Accounting Standards Codification (ASC) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number. The codification effort, while not creating or changing accounting rules, changed how users would cite accounting regulations. Citations in financial statements must identify the sections within the new codification. The codification is effective for interim and annual periods ending after September 15, 2009. The Company is complying with the new codification standards.

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

The preparation of the condensed financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, nine and twelve months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

All dollar amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

The condensed financial statements reflect management's consideration of known subsequent events as of November 9, 2009, the date that the condensed financial statements were issued.

Note 3 – Fair-Value Measure

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments for interim periods as well as in annual financial statements. The new disclosure rules are effective for interim reporting periods ending after June 15, 2009. The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the condensed financial statements in this quarterly report on Form 10-Q:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	Sept. 30, 2009		Dec. 31, 2008
(in millions)
Financial assets
Cash and cash equivalents			$ 1.2	$ 1.2

Questar Gas 2009 Form 10-Q

Financial liabilities
Checks outstanding in excess of cash balances	$ 3.1	$ 3.1
Notes payable to affiliates	33.4	33.4	88.3	88.3
Long-term debt	370.0	409.9	370.0	356.7

Cash and cash equivalents, checks outstanding in excess of cash balances and notes payable to affiliates – the carrying amount approximates fair value.

Long-term debt – the fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company's current borrowing rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Gas’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three-, nine- and twelve-month periods ended September 30, 2009 and 2008. For definitions of commonly used terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2008 Form 10-K.

RESULTS OF OPERATIONS

Questar Gas, which provides retail natural gas distribution services in Utah, Wyoming and Idaho, reported a seasonal net loss of $8.1 million in the third quarter of 2009, compared with a loss of $8.8 million in the third quarter of 2008. Net income was $21.7 million in the first nine months of 2009, up 10% from $19.8 million in the first nine months of 2008. Net income for the 12 months ended September 30, 2009, was $42.1 million compared with $37.7 million in the 12 months ended September 30, 2008. Following is a summary of Questar Gas financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change	2009	2008	Change

Operating Income
REVENUES
Residential and commercial sales	$72.2	$94.7	($22.5)	$593.9	$612.7	($18.8)	$907.9	$888.6	$19.3
Industrial sales	2.0	2.9	(0.9)	6.1	8.9	(2.8)	9.2	11.6	(2.4)
Transportation for industrial customers	2.6	2.3	0.3	7.7	6.7	1.0	10.9	9.7	1.2
Service	1.1	1.2	(0.1)	4.3	4.4	(0.1)	5.5	5.6	(0.1)
Other	4.5	15.9	(11.4)	15.1	38.3	(23.2)	22.9	42.7	(19.8)
Total Revenues	82.4	117.0	(34.6)	627.1	671.0	(43.9)	956.4	958.2	(1.8)
Cost of natural gas sold	48.6	83.8	(35.2)	431.3	493.4	(62.1)	674.8	705.6	(30.8)
Margin	33.8	33.2	0.6	195.8	177.6	18.2	281.6	252.6	29.0
OTHER OPERATING EXPENSES
Operating and maintenance	17.1	20.3	(3.2)	70.1	61.6	8.5	95.6	79.4	16.2
General and administrative	10.6	8.4	2.2	31.4	29.4	2.0	40.7	42.8	(2.1)
Depreciation and amortization	11.0	10.4	0.6	32.7	30.9	1.8	43.3	40.9	2.4
Other taxes	3.5	3.8	(0.3)	11.2	10.9	0.3	12.2	11.7	0.5
Total Other Operating Expenses	42.2	42.9	(0.7)	145.4	132.8	12.6	191.8	174.8	17.0
Operating Income (Loss)	($ 8.4)	($ 9.7)	$1.3	$ 50.4	$ 44.8	$ 5.6	$89.8	$77.8	$12.0

Questar Gas 2009 Form 10-Q

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	8.7	9.3	(0.6)	71.0	78.4	(7.4)	104.9	114.4	(9.5)
Industrial sales	0.4	0.4		1.0	1.3	(0.3)	1.4	1.8	(0.4)
Transportation for industrial customers	13.1	16.4	(3.3)	43.2	45.8	(2.6)	59.6	64.7	(5.1)
Total industrial	13.5	16.8	(3.3)	44.2	47.1	(2.9)	61.0	66.5	(5.5)
Total deliveries	22.2	26.1	(3.9)	115.2	125.5	(10.3)	165.9	180.9	(15.0)
Natural gas revenue (per dth)
Residential and commercial sales	$8.30	$10.18	($1.88)	$8.36	$7.82	$0.54	$8.65	$7.76	$0.89
Industrial sales	5.86	7.59	(1.73)	6.56	7.01	(0.45)	6.69	6.72	(0.03)
Transportation for industrial customers	$0.20	$0.14	$0.06	$0.18	$0.15	$0.03	$0.18	$0.15	$0.03
Colder (warmer) than normal temperatures	(58%)	(49%)	(9%)	(2%)	14%	(16%)	(2%)	10%	(12%)
Temperature-adjusted usage per customer (dth)	8.7	8.3	0.4	73.2	73.9	(0.7)	109.2	111.4	(2.2)
Customers at Sept. 30, (thousands)	888.3	880.1	8.2

Margin Analysis

Questar Gas margin (revenues minus gas costs) increased $0.6 million in the third quarter of 2009 compared to the third quarter of 2008 and increased $18.2 million in the first nine months of 2009 compared to the first nine months of 2008 and $29.0 million in the 12 months ended September 30, 2009, compared to the 12 months ended September 30, 2008. Following is a summary of major changes in Questar Gas margin:

	Change
	3 Months Ended Sept. 30,	9 Months Ended Sept. 30,	12 Months Ended Sept. 30,
	2008 to 2009	2008 to 2009	2008 to 2009

Customer growth	$0.3	$ 1.5	$2.2
General rate case	0.4	6.7	10.1
Conservation-enabling tariff	(2.0)	0.7	(0.1)
Change in usage per customer	0.7	(1.4)	(3.8)
Demand-side management cost recovery	0.7	9.1	12.8
Recovery of gas-cost portion of bad-debt costs	(1.7)	(1.5)	0.8
Other	2.2	3.1	7.0
Increase	$0.6	$18.2	$29.0

At September 30, 2009, Questar Gas served 888,332 customers, up from 880,059 at September 30, 2008. Customer growth increased the margin by $0.3 million in the third quarter of 2009 and $1.5 million in the first nine months of 2009 and $2.2 million in the 12 months ended September 30, 2009.

A change in general rates went into effect in mid-August 2008 and increased the margin by $0.4 million in the third quarter of 2009, $6.7 million in the first nine months of 2009 and $10.1 million in the 12 months ended September 30. Questar Gas's allowed return on equity is 10% in Utah and 10.5% in Wyoming.

Temperature-adjusted usage per customer increased 5% in the third quarter of 2009 compared to the third quarter of 2008, decreased 1% in the first nine months of 2009 compared to the first nine months of 2008 and decreased 2% in the 12 months ended September 30, 2009 compared to the 12 months ended September 30, 2008. The impact on the company margin from changes in usage per customer has been mitigated by a pilot conservation-enabling tariff (CET) that was approved by the PSCU beginning 2006. The CET resulted in a margin increase of $0.7 million in the first nine months of 2009, partially offsetting the $1.4 million decrease in margin resulting from lower usage per customer. The decrease in usage per customer in the 12 months ended September 30, 2009 was recovered through the general rate case.

Questar Gas 2009 Form 10-Q

Weather, as measured in degree days, was 58% warmer than normal in the third quarter of 2009 and 2% warmer than normal in the first nine months of 2009. Weather for the 12 months ended September 30, 2009, was 2% warmer than normal compared to 10% colder than normal for the 12 months ended September 30, 2008. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Expenses

Cost of natural gas sold was down 42% in the third quarter of 2009 compared to the third quarter of 2008 and down 13% in the first nine months of 2009 compared to the first nine months of 2008. The decreases were due to lower gas purchase expenses per dth and lower sales volumes. Cost of natural gas sold during the 12 months ended September 30, 2009 was 4% lower than the year-earlier period because of a 9% reduction in sales volumes partially offset by higher gas purchase expenses per dth. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of September 30, 2009, Questar Gas had a $37.1 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred. Questar Gas reduced its rates for gas costs by an annualized $165 million effective March 1, 2009. In addition, Questar Gas rebated approximately $50 million of the over-collected balance in the purchased-gas adjustment account to customers in May 2009 business. Rates for gas costs were reduced by an additional $34 million beginning October 2009.

Operating and maintenance expenses decreased 16% in the third quarter of 2009 compared to the third quarter of 2008, increased 14% in the first nine months of 2009 compared to the first nine months of 2008 and increased 20% in the twelve months ended September 30, 2009, compared to the same period in 2008. Demand-side management costs increased $0.7 million in the third quarter of 2009 over the third quarter of 2008, $9.1 million in the first nine months of 2009 over the first nine months of 2008 and $12.8 million in the 12 months ended September 30, 2009, over the 12 months ended September 30, 2008. These costs are for the company's energy-efficiency program and are recovered from customers through periodic pass-through rate changes. Bad debt costs were $2.3 million lower in the third quarter of 2009 compared to the third quarter of 2008 and $2.0 million lower in the first nine months of 2009 compared to the first nine months of 2008. General and administrative expenses increased 26% in the 2009 third quarter, increased 7% in the first nine months of 2009 and decreased 5% in the 12 months ended September 30, 2009. Operating, maintenance, general and administrative expenses per customer were $114 in the first nine months of 2009 compared to $103 in the first nine months of 2008 due to an increase in demand-side management cost of $10 per customer.

Depreciation expense increased 6% in the third quarter of 2009, first nine months of 2009 and the 12 months ended September 30, 2009, respectively compared to the 2008 periods, primarily as a result of plant additions from customer growth and system expansion.

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

Questar Gas 2009 Form 10-Q

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on such evaluation, such officers have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Questar is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company’s financial position, results of operations or cash flows. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Jack Grynberg filed claims against Questar and other natural gas companies under the federal False Claims Act (Act) alleging industry-wide mismeasurement of natural gas quantities on which federal royalty payments are made. The trial court dismissed the case on jurisdictional grounds because Grynberg was not the “original source” of information for the alleged mismeasurement as required by the Act. The 10th Circuit Court of Appeals affirmed the dismissal in March 2009. On October 5, 2009, the U.S. Supreme Court denied Grynberg’s petition for certiorari which concludes the matter.

ITEM 6.  EXHIBITS.

a.

The following exhibits are filed as part of this report:

Exhibit No.

Exhibits

   31.1.

Certification signed by Ronald W. Jibson, Questar Gas Company’s President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas 2009 Form 10-Q

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

QUESTAR GAS COMPANY

(Registrant)

November 9, 2009

/s/Ronald W. Jibson

Ronald W. Jibson

President and Chief Executive Officer

November 9, 2009

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