Form 10-K
period 2009-12-31
QUESTAR GAS CO
filed 2010-03-11
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [   ]   No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (June 30, 2009):  $0.

At February 28, 2010, there were 9,189,626 shares of the registrant’s $2.50 par value common stock,outstanding. All shares are owned by Questar Corporation.

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

(REMOVED AND RESERVED)

11

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

11

Item 6.

SELECTED FINANCIAL DATA (omitted)

11

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

11

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

15

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

16

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

32

Item 9A.(T).

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

Questar Gas Company 2009 Form 10-K

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

M   Thousand.

MM   Million.

PSCU   Public Service Commission of Utah.

PSCW   Public Service Commission of Wyoming.

Questar Gas Company 2009 Form 10-K

FORM 10-K

ANNUAL REPORT, 2009

PART I

ITEM 1.  BUSINESS.

Nature of business

Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. As of December 31, 2009, Questar Gas was serving 898,558 sales and transportation customers. Questar Gas is the only non-municipal gas-distribution utility in Utah, where 97% of its customers are located. The Public Service Commission of Utah, the Public Service Commission of Wyoming and the Public Utility Commission of Idaho have granted Questar Gas the necessary regulatory approvals to serve these areas. Questar Gas also has long-term franchises granted by communities and counties within its service area.

General: Questar Gas's growth is tied to the economic growth of Utah and southwestern Wyoming. It has over 90% of the load for residential space heating and water heating in its service area. During 2009, Questar Gas added 9,956 customers, a 1% increase. The rate of customer growth is the lowest in a number of years because of declines in housing construction.

Questar Gas faces the same risks as other local-distribution companies. These risks include revenue variations based on seasonal changes in demand, sufficient gas supplies, declining residential usage per customer, adequate distribution facilities and adverse regulatory decisions. Questar Gas's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 80 dth per year) consumes over 77% of total gas requirements in the coldest six months of the year. Questar Gas, however, has a weather-normalization mechanism for its general-service customers. This mechanism adjusts the non-gas portion of a customer's monthly bill as the actual heating-degree days in the billing cycle are warmer or colder than normal. This mechanism reduces dramatic fluctuations in any given customer's monthly bill from year to year and reduces fluctuations in Questar Gas gross margin.

In October 2006, the PSCU approved a pilot program for a conservation enabling tariff (CET) effective January 1, 2006, to promote energy conservation. Under the Company's prior rate structure, non-gas revenues declined when average temperature-adjusted usage per customer declined while non-gas revenues increased when average temperature-adjusted usage per customer increased. Under the CET, Questar Gas non-gas revenues are decoupled from the temperature-adjusted usage per customer. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. These adjustments are limited to five percent of distribution non-gas revenues. Under the CET, Questar Gas recorded a $4.0 million revenue decrease in 2009 compared with a $1.0 million increase in 2008. In late 2007, the PSCU ordered a continuation of the CET program for an additional two years.

In January 2007, the PSCU approved a demand-side management program (DSM) effective January 1, 2007. Under the DSM, Questar Gas encourages the conservation of natural gas through advertising, rebates for efficient homes and appliances, and energy audits. The costs related to the DSM are deferred and recovered from customers through periodic rate adjustments. Questar Gas received revenues for recovery of DSM costs amounting to $26.9 million in 2009 compared with $6.6 million in 2008. As of December 31, 2009, Questar Gas had a regulatory asset of $40.6 million for DSM costs to be recovered from customers.

Questar Gas reduces gas supply risk with cost-of-service natural gas reserves. Questar Gas also has a balanced and diversified portfolio of gas-supply contracts for volumes produced in Wyoming, Colorado, and Utah. Questar Gas has regulatory approval to pass through in its balancing account the economic results associated with hedging activities.

Questar Gas has designed its distribution system and annual gas-supply plan to handle peak design-day demand, which is defined as the estimated volume of gas that firm customers could use when the weather is extremely cold. For the 2009-2010 heating season, Questar Gas had an estimated peak design-day demand of 1,256 MMdth.

Competition, Customers and Growth: Questar Gas currently does not face direct competition from other distributors of natural gas for residential and commercial customers in its service territory. Natural gas has historically enjoyed a favorable price comparison with other energy sources used by residential and commercial customers with the notable exceptions of electricity from coal-fired power plants and occasionally fuel oil when oil prices are low. Questar Gas provides transportation service to industrial customers who buy gas directly from other suppliers. Questar Gas earns lower margins on this transportation service than firm-sales service and faces the risk that it could lose customers to other pipelines.

Questar Gas Company 2009 Form 10-K

Regulation: As a public utility, Questar Gas is subject to the jurisdiction of the PSCU and PSCW. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions. Questar Gas is authorized to earn a return on equity of 10.0% in Utah and 10.5% in Wyoming. Both the PSCU and PSCW permit Questar Gas to recover gas costs through a balancing-account procedure and to reflect natural gas-price changes on a periodic basis, typically twice a year in the spring and the fall. Questar Gas has also received permission from the PSCU and PSCW to recover as part of its gas costs the specific costs associated with hedging activities.

Questar Gas filed a general rate case in Utah in December 2007. The PSCU allowed Questar Gas to increase its non-gas distribution revenues by an annualized $12.0 million beginning August 15, 2008 and authorized a 10.0% return on equity. Questar Gas filed a general rate case in Wyoming in August 2008. The PSCW authorized a 10.5% return on equity. Questar Gas filed a general rate case in Utah in December 2009, requesting an allowed return on equity of 10.6%, an increase in rates of $17.2 million, a mechanism to adjust rates for investment in feeder line replacement, and a continuation of the CET.

Questar Gas is subject to the requirements of the Pipeline Safety Improvement Act of 2002. Questar Gas estimates that it will cost $4.0 to $5.0 million per year to comply with the Act, not including costs of pipeline replacement if necessary. The PSCU has allowed Questar Gas to recover these costs and to record a regulatory asset for costs incurred to comply with this Act.

Questar Gas has significant business relationships with affiliated companies: These affiliate relationships have allowed Questar Gas to lower its costs and improve efficiency. Transactions between Questar Gas and its affiliates are subject to greater scrutiny by regulators. The Questar corporate-organization structure and major subsidiaries are summarized below:

During 2009, Questar Pipeline transported 112.9 MMdth for Questar Gas compared to 120.9 MMdth in 2008. Questar Gas has reserved firm-transportation capacity of 901 Mdth per day under long-term contracts. Questar Pipeline's primary transportation agreement with Questar Gas will expire on June 30, 2017.

Wexpro manages, develops and produces cost-of-service reserves for gas utility affiliate Questar Gas under the terms of the Wexpro Agreement, a long-standing comprehensive agreement with the states of Utah and Wyoming. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered, after-tax return of approximately 19-20% on its investment base. Wexpro's investment base is its investment in commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and depreciation. The term of the Wexpro Agreement coincides with the productive life of the gas and oil properties covered therein. Wexpro's investment base totaled $431.9 million at December 31, 2009. See Note 10 to the financial statements included in Item 8 of Part II of this Annual Report for more information on the Wexpro Agreement.

Questar Gas Company 2009 Form 10-K

Wexpro delivers natural gas production to Questar Gas at a price equal to Wexpro's cost-of-service. Cost-of-service gas satisfied 51% of Questar Gas supply requirements during 2009. Wexpro sells crude-oil production from oil-producing properties at market prices. Wexpro recovers operating expenses and a return on investment from crude-oil sales. Any residual operating income after recovery of operating expenses and return on investment is shared with Questar Gas receiving 54% and Wexpro retaining 46%.

Wexpro's cost-of-service operations are contractually limited to a finite set of properties set forth in the Wexpro Agreement. Advances in technology (increased density drilling and multi-stage hydraulic fracture stimulation) have identified significant unexploited potential on many of the subject properties. Wexpro has identified over $1 billion of additional drilling opportunities that could support high single-digit to low double-digit growth in revenues and net income over the next five to ten years while delivering cost-of-service natural gas supplies to Questar Gas at prices competitive with alternative sources.

Questar Gas has contracts with Questar Gas Management to gather and process cost-of-service volumes produced from properties operated by Wexpro.

Environmental Matters

There are no material environmental matters.

Employees

At December 31, 2009, Questar Gas had 1,191 employees compared with 1,173 a year earlier.

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

Distribution operations involve numerous risks that might result in accidents and other operating risks and costs. There are inherent operating risks and hazards in Questar Gas’s distribution operations that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites could increase the level of damages resulting from these risks. Certain segments of the Company’s pipelines run through such areas. In spite of the Company’s precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on the financial position and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to the Company’s customers. Such circumstances could adversely impact the Company’s ability to meet contractual obligations and retain customers.

As is customary in the distribution industry, Questar Gas maintains insurance against some, but not all, of these potential risks and losses. Questar Gas cannot assure that insurance will be adequate to cover these losses or liabilities. Losses and liabilities arising from uninsured or underinsured events could have a material adverse effect on Questar Gas’s financial condition and operations.

Questar Gas is dependent on bank credit facilities and continued access to capital markets to successfully execute its operating strategies. Questar Gas also relies on Questar's access to short-term commercial paper markets. The Company is dependent on these capital sources to provide financing for certain projects. The availability and cost of these credit sources is cyclical, and these capital sources may not remain available or the Company may not be able to obtain money at a reasonable cost in the future. In lieu of commercial paper issuance, Questar at times has utilized back-up lines of credit with banks to meet short-term funding needs. Banks may be unable or unwilling to extend back-up lines of credit in the future. The interest rates on bank loans are tied to debt credit ratings of Questar and its subsidiaries published by Standard & Poor's and Moody's. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of money from banks and other sources. While management believes it is important to maintain investment grade credit ratings to conduct the Company's businesses, the Company may not be able to keep investment grade ratings.

Questar Gas Company 2009 Form 10-K

The severe economic recession increases credit risk. Questar Gas has significant credit exposure in outstanding accounts receivable from customers in all segments of its business. Questar Gas has tightened its credit procedures such as requiring deposits or prepayments to help manage this risk. Questar Gas also aggressively pursues collection of past-due accounts receivable.

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

Questar Gas must comply with numerous and complex federal and state regulations governing activities on federal and state lands, notably the National Environmental Policy Act, the Endangered Species Act, the Clean Air Act, and the National Historic Preservation Act and similar state laws. The United States Fish and Wildlife Service may designate critical habitat areas for certain listed threatened or endangered species. A critical habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. The listing of certain species, such as the sage grouse, as threatened and endangered, could have a material impact on the Company's operations in areas where such species are found. The Clean Water Act and similar state laws regulate discharges of storm water, wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Failure to obtain permits for such discharges could result in civil and criminal penalties, orders to cease such discharges, and other costs and damages. These laws also require the preparation and implementation of Spill Prevention, Control, and Countermeasure Plans in connection with on-site storage of significant quantities of oil. Questar Gas incurs significant costs to comply with federal pipeline-safety regulations.

Questar Gas may be exposed to certain regulatory and financial risks related to climate change. Federal and state courts and administrative agencies are considering the scope and scale of climate-change regulation under various laws pertaining to the environment, energy use and development, and greenhouse gas emissions. Questar Gas’s ability to access new natural gas reserves may be restricted by climate-change regulation. There are bills pending in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances for offsets of emissions of greenhouse gases. The Environmental Protection Agency (EPA) has adopted final regulations for the measurement and reporting of greenhouse gases emitted from certain large facilities (25,000 tons/year of CO2 equivalent) beginning with operations in 2010. The first report is to be filed with the EPA by March 31, 2011. In addition, several of the states in which Questar Gas operates are considering various greenhouse gas registration and reduction programs. Carbon dioxide regulation could increase the price of natural gas, restrict access to or the use of natural gas, and/or reduce natural gas demand. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for natural gas. While future climate-change regulation is likely, it is too early to predict how this regulation will affect Questar Gas’s business, operations or financial results. It is uncertain whether Questar Gas’ operations and properties, located in the Rocky Mountain region of the United States, are exposed to possible physical risks, such as severe weather patterns, due to climate change as a result of man-made greenhouse gases. However, management does not believe such physical risks are reasonably likely to have a material effect on the Company's financial condition or results of operations.

FERC oversees natural gas marketing. During the fourth quarter of 2008, FERC issued a number of orders related to market transparency that extend FERC oversight to many Questar subsidiaries. Order No. 704 requires all natural gas companies to report gas purchases and sales and their relationship to price reporting indexes. Order No. 712 defines changes in capacity release and asset management. Order No. 717 establishes new Standards of Conduct Rules and Order No. 720 requires intrastate pipelines to report available transportation capacity. In addition to the new orders, FERC released a policy statement on compliance in which it states that companies must have a "rigorous" FERC compliance program that extends to all subsidiaries, not just interstate pipelines. Since the enactment of the Energy Policy Act of 2005, granting FERC increased penalty authority for non compliance, FERC has targeted various issues in the natural gas industry for compliance audits and investigations.

Questar Gas Company 2009 Form 10-K

Other Risks

General economic and other conditions impact Questar Gas’s results. Questar Gas’s results may also be negatively affected by: changes in global economic conditions; changes in regulation; availability and economic viability of gas and oil properties for sale or exploration; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; changes in customers’ credit ratings; competition from other forms of energy and other pipelines and storage facilities; effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in business or financial condition; changes in credit ratings; and availability of financing for Questar Gas.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Questar Gas distributes gas to customers along the Wasatch Front, the major populated area of Utah, the metropolitan Salt Lake area, Provo, Park City, Ogden and Logan. It also serves customers throughout the state, including the cities of Price, Roosevelt, Vernal, Moab, Monticello, Fillmore, Richfield, Cedar City and St. George. Questar Gas supplies natural gas to the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer and Diamondville and the southeastern Idaho community of Preston. To supply these communities Questar Gas owns and operates distribution systems and has a total of 27,034 miles of street mains, service lines and interconnecting pipelines. Questar Gas has a major operations center in Salt Lake City, and has operations centers, field offices and service-center facilities through other parts of its service area.

ITEM 3.  LEGAL PROCEEDINGS.

Questar Gas is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company's financial position, results of operations or cash flows. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material adverse effect on the Company's financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Regulatory Proceedings

See Note 6 to the financial statements included in Item 8 of Part II of this Annual Report for information concerning various regulatory proceedings.

ITEM 4.  (REMOVED AND REPLACED).

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Questar Gas reported net income of $41.6 million in 2009 compared with $40.2 million in 2008 and $37.4 million in 2007. Operating income increased $2.7 million in 2009 compared with 2008 and increased $8.1 million or 11% in 2008 compared with

Questar Gas Company 2009 Form 10-K

2007 due primarily to higher revenues from new-customer growth and the outcome of a rate case that authorized higher recovery in rates of certain costs. Following is a summary of Questar Gas financial and operating results:

	Year Ended December 31,			Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Operating Income
REVENUES
Residential and commercial sales	$874.0	$926.7	$876.6	($52.7)	$50.1
Industrial sales	8.3	12.0	9.9	(3.7)	2.1
Transportation for industrial customers	11.2	9.9	9.9	1.3
Service	5.4	5.6	5.9	(0.2)	(0.3)
Other	21.0	46.1	30.2	(25.1)	15.9
Total Revenues	919.9	1,000.3	932.5	(80.4)	67.8
Cost of natural gas sold	626.6	736.9	687.2	(110.3)	49.7
Margin	293.3	263.4	245.3	29.9	18.1
Other Operating Expenses
Operating and maintenance	106.4	87.1	73.4	19.3	13.7
General and administrative	42.9	38.7	45.5	4.2	(6.8)
Depreciation and amortization	43.8	41.5	38.8	2.3	2.7
Other taxes	13.3	11.9	11.5	1.4	0.4
Total Other Operating Expenses	206.4	179.2	169.2	27.2	10.0
Operating Income	$ 86.9	$ 84.2	$ 76.1	$ 2.7	$ 8.1

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	109.4	112.3	106.1	(2.9)	6.2
Industrial sales	1.3	1.7	1.6	(0.4)	0.1
Transportation for industrial customers	58.0	62.2	53.8	(4.2)	8.4
Total industrial	59.3	63.9	55.4	(4.6)	8.5
Total deliveries	168.7	176.2	161.5	(7.5)	14.7
Natural gas revenue (per dth)
Residential and commercial	$7.99	$8.25	$8.26	($0.26)	($0.01)
Industrial sales	6.50	6.99	6.18	(0.49)	0.81
Transportation for industrial customers	0.19	0.16	0.18	0.03	(0.02)
System natural gas cost (per dth)	$5.01	$6.14	$ 5.93	($1.13)	$0.21
Colder (warmer) than normal temperatures	5%	8%	2%	(3%)	6%
Temperature-adjusted usage per customer (dth)	109.0	109.9	110.8	(0.9)	(0.9)
Customers at December 31, (in thousands)	898.6	888.6	873.6	10.0	15.0

Margin Analysis

Questar Gas's margin (revenues less gas costs) increased $29.9 million in 2009 compared to 2008 and increased $18.1 million in 2008 compared to 2007. Following is a summary of major changes in Questar Gas's margin for 2009 compared to 2008 and 2008 compared to 2007:

	Change
	2009 vs. 2008	2008 vs. 2007
	(in millions)
New customers	$2.6	$3.9
Change in rates	6.2	4.1

Questar Gas Company 2009 Form 10-K

Conservation-enabling tariff	(4.0)	1.0
Change in usage per customer	(1.5)	(1.3)
Demand-side management cost recovery	20.3	6.0
Recovery of gas-cost portion of bad-debt costs	(2.4)	2.9
Other	8.7	1.5
Increase	$29.9	$18.1

At December 31, 2009, Questar Gas served 898,558 customers, up from 888,602 at December 31, 2008. New-customer growth increased the margin by $2.6 million in 2009 and $3.9 million in 2008.

Temperature-adjusted usage per customer decreased 1% in 2009 compared with 2008 and decreased 1% in 2008 compared with 2007. The impact on the Company margin from changes in usage per customer has been mitigated by a conservation-enabling tariff (CET) that was approved by the PSCU beginning 2006. The CET resulted in a margin decrease of $4.0 million in 2009 and a margin increase of $1.0 million in 2008.

Weather, as measured in degree days, was 5% colder than normal in 2009 and 8% colder than normal in 2008. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

In December 2007, Questar Gas filed a general rate case in Utah. In the second quarter of 2008, Questar Gas received an order from the PSCU increasing rates by $12.0 million. The PSCU reduced Questar Gas's allowed return on equity from 11.2% to 10%. The new rates went into effect in mid-August 2008 and increased the margin by $6.2 million in 2009 and $4.1 million in 2008.

In August 2008, Questar Gas filed a general rate case in Wyoming. In the second quarter of 2009, Questar Gas received an order from the PSCW increasing rates by $0.4 million effective July 2009. The PSCW allowed a return on equity of 10.5%.

Questar Gas filed a general rate case in Utah in December 2009, requesting an allowed return on equity of 10.6%, an increase in rates of $17.2 million, a mechanism to adjust rates for investment in feeder line replacement, and a continuation of the CET.

Expenses

Cost of natural gas sold decreased 15% in 2009 compared with 2008 due to a decrease in the cost of purchased gas. Cost of natural gas sold increased 7% in 2008 compared with 2007 due to a 6% increase in sales volumes and an increase in the cost of natural gas. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of December 31, 2009, Questar Gas had a $22.1 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred.

Operating and maintenance expenses increased $19.3 million in 2009 compared to 2008 due to a $20.2 million increase in DSM costs recovered from customers. Bad debt costs decreased $3.0 million. Operating and maintenance expenses increased $13.7 million or 19% in 2008 compared to 2007 due primarily to $3.9 million higher bad-debt costs, $5.9 million higher demand-side management costs and $1.4 million higher labor costs. General and administrative costs increased $4.2 million in 2009 compared to 2008 due to higher labor costs. General and administrative expenses decreased $6.8 million or 15% in 2008 compared to 2007 due to $3.5 million lower labor costs and $1.4 million lower legal costs. The sum of operating, maintenance, general and administrative expenses per customer was $166 in 2009 compared to $142 in 2008 and $136 in 2007. DSM costs per customer amounted to $30 in 2009 compared to $7 in 2008 and $1 in 2007.

Depreciation expense increased 6% in 2009 compared to 2008 and increased 7% in 2008 compared to 2007 as a result of plant additions from customer growth and system expansion.

Interest and other income

Interest and other income, which consists primarily of returns earned on working-gas inventory and purchased-gas-adjustment account, amounted to $7.6 million in 2009, compared to $5.2 million in 2008 and $7.4 million in 2007.

Interest expense

Interest expense rose 13% in 2009 compared to 2008 and 6% in 2008 compared to 2007. In March 2008, Questar Gas sold $50.0 million of 10-year notes with a 6.3% interest rate and $100.0 million of 30-year notes with a 7.2% interest rate.

Income taxes

The effective combined federal and state income tax rate was 37.0% in 2009, and 37.4% in 2008 and 2007.

Questar Gas Company 2009 Form 10-K

Investing Activities

Following is a summary of Questar Gas’s capital expenditures for 2009 and 2008 and a forecast for 2010:

	Year Ended December 31,
	2010 Forecast	2009	2008
	(in millions)
Cash capital expenditures		$82.6	$126.3
Change in capital expenditure accruals		5.0	(4.1)
Total capital expenditures	$128.9	$87.6	$122.2

During 2009, Questar Gas added 1,215 miles of main, feeder and service lines to provide service to additional customers and replaced a segment of high-pressure feeder lines.

Credit Ratings

Questar issues commercial paper rated A-2 by Standard & Poor's Corporation and P-2 by Moody's Investors Services, to meet short-term financing requirements and may loan proceeds to Questar Gas. Questar maintains committed credit lines with banks to provide liquidity support. The table below sets forth credit ratings for Questar and Questar Gas. The outlook associated with each rating is deemed stable by each rating agency:

	Moody’s	Standard & Poor’s
Questar Gas	A3	BBB+
Questar commercial paper	P-2	A-2

Contractual Cash Obligations and Other Commitments

Questar Gas enters into a variety of contractual cash obligations and other commitments in the course of ordinary business activities. The following table summarizes the Company’s significant contractual cash obligations as of December 31, 2009:

	Payments Due by Year
	Total	2010	2011	2012	2013	2014	After 2014
	(in millions)
Fixed-rate long-term debt	$ 370.0		$ 2.0	$ 91.5	$ 42.0		$234.5
Interest on fixed-rate long-term debt	290.6	$ 23.3	23.3	21.4	15.3	$ 15.1	192.2
Gas-purchase contracts	446.1	81.1	30.9	26.6	26.4	26.4	254.7
Transportation and storage contracts	649.4	87.7	87.4	84.5	82.5	79.1	228.2
Operating leases	3.9	1.6	1.6	0.7
Total	$1,760.0	$193.7	$145.2	$224.7	$166.2	$120.6	$909.6

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

Questar Gas tariff provides for monthly adjustments to customer bills to approximate the impact of normal temperatures on non-gas revenues. Questar Gas estimates the weather-normalization adjustment for the unbilled revenue each month. The weather-normalization adjustment is evaluated each month and reconciled on an annual basis in the summer to agree with the amount billed to customers. In 2006, the PSCU approved a three-year pilot program for a conservation enabling tariff effective January 1, 2006, to promote energy conservation. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from

Questar Gas Company 2009 Form 10-K

customers or refunded to customers through periodic rate adjustments. These adjustments are limited to five percent of non-gas revenues.

Rate Regulation

Regulatory agencies establish rates for the distribution and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. Questar Gas follows ASC 980 "Regulated Operations," that requires the recording of regulatory assets and liabilities by companies subject to cost-based regulation. The PSCU and PSCW have accepted the recording of regulatory assets and liabilities.

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

Credit Risk

Questar Gas requires deposits from customers that pose credit risks. No single customer accounted for a significant portion of revenue in 2009.

Interest-Rate Risk

The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The Company's ability to borrow and the rates quoted by lenders can be adversely affected by the illiquid credit markets as described in Item 1A. Risk Factors of Part I of this Annual Report on Form 10-K. The Company had $370.0 million of fixed-rate long-term debt with a fair value of $404.1 million at December 31, 2009. A year earlier the Company had $370.0 million of fixed-rate long-term debt with a fair value of $356.7 million. If interest rates had declined 10%, fair value would increase to $419.7 million in 2009 and $374.7 million in 2008. The fair value calculations do not represent the cost to retire the debt securities.

Climate-Change Risk

Federal and state courts and administrative agencies are considering the scope and scale of climate-change regulation under various laws pertaining to the environment, energy use and development, and greenhouse gas emissions. Questar's ability to access new natural gas reserves may be restricted by climate-change regulation. There are bills pending in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances for offsets of emissions of greenhouse gases. The EPA has adopted final regulations for the measurement and reporting of greenhouse gases emitted from certain large facilities (25,000 tons/year of CO2 equivalent) beginning with operations in 2010. The first report is to be filed with the EPA by March 31, 2011. In addition, several of the states in which Questar Gas operates are considering various greenhouse gas registration and reduction programs. Carbon dioxide regulation could increase the price of natural gas, restrict access to or the use of natural gas, and/or reduce natural gas demand. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for natural gas. While future climate-change regulation is likely, it is too early to predict how this regulation will affect Questar Gas's business, operations or financial results. It is uncertain whether Questar Gas's operations and properties, located in the Rocky Mountain region of the United States, are exposed to possible physical risks, such as severe weather patterns, due to climate change as a result of man-made greenhouse gases. However, management does not believe that such physical risks are reasonably likely to have a material effect on the Company's financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page No.

Financial Statements:

Report of Independent Registered Public Accounting Firm

17

Statements of Income, three years ended December 31, 2009

18

Balance Sheets at December 31, 2009 and 2008

19

Statements of Common Shareholder’s Equity, three years ended December 31, 2009

21

Statements of Cash Flows, three years ended December 31, 2009

22

Notes Accompanying the Financial Statements

23

Questar Gas Company 2009 Form 10-K

Financial Statement Schedule:

For the three years ended December 31, 2009

Valuation and Qualifying Accounts

32

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

Questar Gas Company 2009 Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of

Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 2009 and 2008, and the related statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Ernst & Young LLP

Salt Lake City, Utah

March 11, 2010

Questar Gas Company 2009 Form 10-K

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
	Year Ended December 31,
	2009	2008	2007
		(in millions)
REVENUES
From unaffiliated customers	$918.9	$ 994.2	$927.6
From affiliated companies	1.0	6.1	4.9
Total Revenues	919.9	1,000.3	932.5

OPERATING EXPENSES
Cost of natural gas sold
From unaffiliated parties	305.6	432.7	441.2
From affiliated companies	321.0	304.2	246.0
Total cost of natural gas sold (excluding operating expenses shown separately)	626.6	736.9	687.2
Operating and maintenance	106.4	87.1	73.4
General and administrative	42.9	38.7	45.5
Depreciation and amortization	43.8	41.5	38.8
Other taxes	13.3	11.9	11.5
Total Operating Expenses	833.0	916.1	856.4
OPERATING INCOME	86.9	84.2	76.1
Interest and other income	7.6	5.2	7.4
Interest expense	(28.5)	(25.2)	(23.8)
INCOME BEFORE INCOME TAXES	66.0	64.2	59.7
Income taxes	(24.4)	(24.0)	(22.3)
NET INCOME	$ 41.6	$ 40.2	$ 37.4

See notes accompanying the financial statements

Questar Gas Company 2009 Form 10-K

QUESTAR GAS COMPANY
BALANCE SHEETS
	December 31,
	2009	2008
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 7.2	$ 1.2
Accounts receivable, net	77.0	76.6
Unbilled gas accounts receivable	86.6	95.8
Accounts receivable from affiliates	3.3	2.2
Federal income taxes receivable		7.1
Inventories, at lower of average cost or market
Gas storage	42.5	61.9
Materials and supplies	12.1	13.9
Regulatory assets	43.3	20.6
Prepaid expenses and other	3.4	2.0
Deferred income taxes – current	3.6	2.7
Total Current Assets	279.0	284.0

Property, Plant and Equipment
Distribution	1,414.1	1,362.9
General and other	267.5	260.0
Construction work in progress	40.3	23.9
Total Property, Plant and Equipment	1,721.9	1,646.8
Accumulated depreciation and amortization	(690.4)	(657.3)
Net Property, Plant and Equipment	1,031.5	989.5

Other Assets
Regulatory assets	16.0	18.1
Goodwill	5.6	5.6
Other noncurrent assets	7.0	7.8
Total Other Assets	28.6	31.5
TOTAL ASSETS	$1,339.1	$1,305.0

Questar Gas Company 2009 Form 10-K

QUESTAR GAS COMPANY
BALANCE SHEETS
	December 31,
	2009	2008
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 87.0	$ 88.3
Accounts payable and accrued expenses	125.9	111.7
Accounts payable to affiliates	50.5	49.5
Customer advances	30.3	34.9
Federal income taxes payable	0.8
Interest payable	5.8	5.8
Purchased-gas adjustment	22.1	45.8
Total Current Liabilities	322.4	336.0

Long-term debt	370.0	370.0
Deferred income taxes	189.0	154.0
Customer contributions-in-aid-of-construction	52.2	53.9
Other long-term liabilities	6.5	6.5
Commitments and contingencies - Note 5

COMMON SHAREHOLDER’S EQUITY
Common stock - par value $2.50 per share; authorized 50.0 million shares; 9.2 million issued and outstanding	23.0	23.0
Additional paid-in capital	148.9	147.9
Retained earnings	227.1	213.7
Total Common Shareholder’s Equity	399.0	384.6
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,339.1	$1,305.0

See notes accompanying the financial statements

Questar Gas Company 2009 Form 10-K

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings
	(in millions)
Balances at January 1, 2007	$23.0	$116.0	$190.6
2007 net income			37.4
Dividends paid			(27.0)
Share-based compensation		0.7
Balances at December 31, 2007	23.0	116.7	201.0
Equity contribution		30.0
2008 net income			40.2
Dividends paid			(27.5)
Share-based compensation		1.2
Balances at December 31, 2008	23.0	147.9	213.7
2009 net income			41.6
Dividends paid			(28.2)
Share-based compensation		1.0
Balances at December 31, 2009	$23.0	$148.9	$227.1

See notes accompanying the financial statements

Questar Gas Company 2009 Form 10-K

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2009	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$ 41.6	$ 40.2	$ 37.4
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	47.8	45.2	42.7
Deferred income taxes	34.1	30.3	4.0
Share-based compensation	1.0	1.2	0.7
Changes in operating assets and liabilities
Accounts receivable	7.7	(21.6)
Inventories	21.2	(23.6)	8.0
Prepaid expenses	(1.4)	0.5	(0.5)
Accounts payable and accrued expenses	0.8	4.3	10.3
Federal income taxes	7.9	(3.1)	(4.8)
Purchased-gas adjustments	(23.7)	(12.3)	16.2
Regulatory assets, liabilities and other	(17.7)	(8.4)	0.5
NET CASH PROVIDED BY OPERATING ACTIVITIES	119.3	52.7	114.5

INVESTING ACTIVITIES
Property, plant and equipment	(82.6)	(126.3)	(135.9)
Cash used in disposition of assets	(1.6)	(3.4)	(0.7)
Proceeds from disposition of assets	0.3	0.3	1.8
Affiliated-company property, plant and equipment transfers	0.1	0.5	(1.9)
NET CASH USED IN INVESTING ACTIVITIES	(83.8)	(128.9)	(136.7)

FINANCING ACTIVITIES
Equity contribution		30.0
Change in notes payable to Questar	(1.3)	15.4	59.7
Long-term debt issued, less issuance costs		148.4
Long-term debt repaid		(93.0)	(10.0)
Dividends paid	(28.2)	(27.5)	(27.0)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(29.5)	73.3	22.7
Change in cash and cash equivalents	6.0	(2.9)	0.5
Beginning cash and cash equivalents	1.2	4.1	3.6
Ending cash and cash equivalents	$ 7.2	$ 1.2	$ 4.1

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$27.9	$23.4	$23.7
Income taxes paid (received)	(18.4)	(2.4)	24.8

See notes accompanying the financial statements

Questar Gas Company 2009 Form 10-K

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Business

Questar Gas Company (Questar Gas or Company) is a wholly owned subsidiary of Questar. The Company provides retail natural gas distribution in Utah, southwestern Wyoming and a small portion of southeastern Idaho.

Accounting Standards References

In July 2009 the Financial Accounting Standards Board (FASB) completed a revision of non-governmental U.S. generally accepted accounting principles (GAAP) into a single authoritative source and issued a codification of accounting rules and references. Authoritative standards included in the codification are designated by their Accounting Standards Codification (ASC) topical reference, and revised standards are designated as Accounting Standards Updates (ASU), with a year and assigned sequence number. The codification effort, while not creating or changing accounting rules, changed how users would cite accounting regulations. Citations in financial statements must identify the sections within the new codification. The codification is effective for interim and annual periods ending after September 15, 2009. The Company is complying with the new codification standards.

Preparation of Financial Statements

The financial statements of Questar Gas were prepared in accordance with GAAP and with the instructions for annual reports on Form 10-K and Regulations S-X and S-K.

Use of Estimates

The preparation of financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The Company applies the regulatory accounting principles prescribed under ASC 980 "Regulated Operations" to the rate-regulated businesses. Under ASC 980, the Company records regulatory assets and liabilities that would not be recorded under GAAP for non-rate regulated entities. Regulatory assets and liabilities record probable future revenues or expenses associated with certain credits or charges that will be recovered from or refunded to customers through the rate-making process. See Note 6 for a description and comparison of regulatory assets and liabilities as of December 31, 2009 and 2008.

Revenue Recognition

Questar Gas records revenues for gas delivered to residential and commercial customers but not billed as of the end of the accounting period. Unbilled gas deliveries are estimated for the period from the date meters are read to the end of the month. Approximately one-half month of revenue is estimated in any period. Gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses. Questar Gas tariff allows for monthly adjustments to customer bills to approximate the effect of abnormal weather on non-gas revenues. The weather-normalization adjustment significantly reduces the impact of weather on gas-distribution earnings. The PSCU approved a "conservation enabling tariff" (CET), to promote energy conservation. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. Rate adjustments occur every six months under the CET program. The adjustments amortize deferred CET amounts over a 12-month period. These adjustments are limited to five percent of non-gas revenues.

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

Questar Gas Company 2009 Form 10-K

Notes Receivable from or Payable to Questar

Notes receivable from or payable to Questar represent interest bearing demand notes for cash loaned to or borrowed from Questar until needed in operations. The funds are centrally managed by Questar. Amounts loaned to Questar earn an interest rate that is identical to the interest rate paid by the Company for borrowings from Questar.

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

Property, Plant and Equipment

Property, plant and equipment balances are stated at historical cost. Maintenance and repair costs are expensed.

Depreciation and Amortization

The provision for depreciation and amortization is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. Major categories of fixed assets in the gas distribution operations are grouped together and depreciated on a straight-line method. Under the group method, salvage value is not considered when determining depreciation rates. Gains and losses on asset disposals are recorded as adjustments in accumulated depreciation. Average depreciation, depletion and amortization rates for the year ended December 31, were 3.0% in 2009 and 3.1% in 2008 and 2007.

Contributions-in-aid-of-construction

Customer contributions-in-aid-of-construction reduce property, plant and equipment unless the amounts are refundable to customers. Contributions for main-line extensions may be refundable to customers if additional customers connect to the main-line segment within five years. Refundable contributions are recorded as liabilities until refunded or the five-year period expires without additional customer connections. Amounts not refunded reduce property, plant and equipment. Capital expenditures in the Consolidated Statements of Cash Flows are reported net of nonrefunded contributions.

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

Capitalized Interest and Allowance for Funds Used During Construction

The Company capitalizes interest costs when applicable. The PSCU and PSCW require the capitalization of allowance for funds used during construction (AFUDC) during the construction period of rate-regulated plant and equipment. AFUDC on equity funds amounted to zero in 2009 and 2007 and $0.3 million in 2008 and increased interest and other income in the Statements of Income. AFUDC on borrowed funds reduced interest expense by $0.3 million in 2009, $0.8 million in 2008 and $0.7 million in 2007.

Credit Risk

The Company’s primary market area is located in Utah, southwestern Wyoming and southeastern Idaho. Exposure to credit risk may be affected by the concentration of customers in these regions due to changes in economic or other conditions. Customers include individuals and numerous commercial and industrial enterprises that may react differently to changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses.

Bad-debt expense associated with accounts receivable for the year ended December 31, amounted to $3.5 million in 2009, $6.6 million in 2008 and $2.6 million in 2007. The allowance for bad-debt expenses was $5.1 million at December 31, 2009 and $5.4

Questar Gas Company 2009 Form 10-K

million at December 31, 2008. Questar Gas estimates bad-debt expense as a percentage of general-service revenues with periodic adjustments. Uncollected accounts are generally written off six months after gas is delivered and interest is no longer accrued.

Asset Retirement Obligations

Questar Gas records asset retirement obligations (ARO) when there are legal obligations associated with the retirement of tangible long-lived assets. The Company has not capitalized future abandonment costs on a majority of its long-lived distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. In these cases, the regulatory agencies have opted to leave retired facilities in the ground undisturbed rather than requiring the Company excavate and dispose of the assets. If recording an ARO is warranted, the fair value of retirement costs are estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. Income or expense resulting from the settlement of ARO liabilities is included in net gain or (loss) from asset sales on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. The ARO balance was $4.1 million at December 31, 2009 and $4.3 million at December 31, 2008, and is included with other long-term liabilities.

Income Taxes

Questar and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences arising between the book and tax-carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Questar Gas uses the deferral method to account for investment tax credits as required by regulatory commissions. The Company records interest earned on income tax refunds in interest and other income and records penalties and interest charged on tax deficiencies in interest expense.

ASC 740 "Income Taxes" specifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company's recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the twelve-month periods ended December 31, 2009, 2008 and 2007. Income tax returns for 2006 and subsequent years are subject to examination.

Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-Term Stock Incentive Plan (LTSIP), including certain officers and employees of Questar Gas. Since January 1, 2006, the fair value of stock options is expensed during the vesting period. Questar uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. The granting of restricted shares results in recognition of compensation cost measured at the grant-date market price. Questar uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods. See Note 7 for further discussion on share-based compensation.

Reclassifications

Certain reclassifications were made to prior-year financial statements to conform with the 2009 presentation.

All dollar amounts in this annual report on Form 10-K are in millions, except where otherwise noted.

Note 2 – Fair-Value Measures

Beginning in 2008, Questar Gas adopted the effective provisions of ASC 820 "Fair Value Measurements and Disclosures." ASC 820 defines fair value in applying GAAP, establishes a framework for measuring fair value and expands disclosures about fair-value measurements. ASC 820 does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB delayed the effective date of ASC 820 for one year for certain nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. On January 1, 2009, Questar Gas adopted, without material impact on the financial statements, the delayed provisions of ASC 820 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. Questar Gas did not have any assets or liabilities measured at fair value on a non-recurring basis at December 31, 2009. The following table discloses carrying value and fair value of Questar Gas’s financial instruments:

Questar Gas Company 2009 Form 10-K

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	December 31, 2009		December 31, 2008
	(in millions)
Financial assets
Cash and cash equivalents	$ 7.2	$ 7.2	$ 1.2	$ 1.2
Financial liabilities
Notes payable to Questar	87.0	87.0	88.3	88.3
Long-term debt	370.0	404.1	370.0	356.7

The carrying amounts of cash and cash equivalents and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of future cash flows using the Company's current borrowing rates. The borrowing rates are credit-risk adjusted.

Note 3 – Debt

Questar makes loans to Questar Gas under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $87.0 million at December 31, 2009 with an interest rate of 0.66% and $88.3 million at December 31, 2008 with an interest rate of 3.39%.

At December 31, 2009, Questar Gas had $370.0 million of long-term debt consisting of $220.0 million of medium-term notes with interest rates ranging from 5.02% to 6.91% due 2011 to 2018; $50.0 million of 6.30% notes due 2018; and $100.0 million of 7.20% notes due 2038. Long-term debt maturities in the next five years are $2.0 million in 2011, $91.5 million in 2012 and $42.0 million in 2013. All notes are unsecured obligations and rank equally with all other unsecured liabilities. Covenants for these debt obligations do not restrict dividend payments.

Note 4 – Income Taxes

Details of Questar Gas’s income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Federal
Current	($ 8.3)	($ 5.3)	$ 16.4
Deferred	31.6	28.0	3.7
State
Current	(1.2)	(0.6)	2.3
Deferred	2.7	2.3	0.3
Deferred investment tax credits recognized	(0.4)	(0.4)	(0.4)
Total Income Tax Expense	$24.4	$24.0	$ 22.3

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is explained as follows:

	Year Ended December 31,
	2009	2008	2007
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of:
State income taxes, net of federal income tax benefit	1.5	1.7	2.8
Amortize investment tax credits related to rate regulated assets	(0.6)	(0.6)	(0.7)
Other	1.1	1.3	0.3
Effective income tax rate	37.0%	37.4%	37.4%

Questar Gas Company 2009 Form 10-K

Significant components of the Company’s deferred income taxes were as follows:

	December 31,
	2009	2008
	(in millions)
Deferred income taxes - liability
Property, plant and equipment	$190.3	$155.0
Employee benefits and compensation costs	(1.3)	(1.0)
Total deferred income taxes - liability	$189.0	$154.0

The deferred income taxes – current asset amounted to $3.6 million at December 31, 2009 and $2.7 million at December 31, 2008.

Note 5 – Commitments and Contingencies

Questar Gas is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company's financial position, results of operations or cash flows. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material adverse effect on the Company's financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Commitments

Historically, 40 to 50% of Questar Gas gas-supply has been provided by cost-of-service reserves developed and produced by Wexpro. In 2009, Questar Gas purchased the remainder of its gas supply from multiple third-parties under index-based or fixed-price contracts. Questar Gas has commitments to purchase gas for $81.1 million in 2010, $30.9 million in 2011, $26.6 million in 2012, $26.4 million in 2013 and 2014 based on current prices. Generally, at the conclusion of the heating season and after a bid process, new agreements for the next heating season are put in place. Questar Gas bought natural gas under purchase agreements amounting to $225.3 million in 2009, $395.5 million in 2008 and $374.8 million in 2007. In addition, Questar Gas has contracted for underground storage. Questar Gas stores gas during off-peak periods (typically during the summer) and withdraws gas from storage to meet peak-gas demand (typically in the winter).

Questar Gas has third-party transportation commitments requiring yearly payments of $5.0 million through 2017 and $1.4 million in 2018.

Questar Gas has contracted for transportation and storage services with Questar Pipeline and third parties. Annual payments and the years covered are as follows:

(in millions)
2010	$ 87.7
2011	87.4
2012	84.5
2013	82.5
2014	79.1
After 2014	228.2

Note 6 – Rate Regulation

Rate Changes

Questar Gas filed a general rate case in Utah in December 2009, requesting an allowed return on equity of 10.6%, an increase in rates of $17.2 million, a mechanism to adjust rates for investment in feeder line replacement, and a continuation of the CET.

Questar Gas Company 2009 Form 10-K

Questar Gas filed a general rate case in Utah in December 2007. The PSCU allowed Questar Gas to increase its non-gas distribution revenues by an annualized $12.0 million beginning August 15, 2008 and authorized a 10.0% return on equity. Questar Gas filed a general rate case in Wyoming in August 2008. The PSCW authorized a 10.5% return on equity.

In January 2007, the PSCU approved a demand-side management program (DSM) effective January 1, 2007. Under the DSM, Questar Gas encourages the conservation of natural gas through advertising, rebates for efficient homes and appliances, and energy audits. The costs related to the DSM are deferred and recovered from customers through periodic rate adjustments. Questar Gas received revenues for recovery of DSM costs amounting to $26.9 million in 2009 compared with $6.6 million in 2008. As of December 31, 2009, Questar Gas had a regulatory asset of $40.6 million for DSM costs to be recovered from customers.

In October 2006, the PSCU approved a three-year pilot program for a conservation enabling tariff (CET) effective January 1, 2006, to promote energy conservation. Under the company's prior rate structure, non-gas revenues declined when average temperature-adjusted usage per customer declined while non-gas revenues increased when average temperature-adjusted usage per customer increased. Under the CET, Questar Gas non-gas revenues are decoupled from the temperature-adjusted usage per customer. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. These adjustments are limited to five percent of distribution non-gas revenues. Under the CET, Questar Gas recorded a $4.0 million revenue decrease in 2009 compared with a $1.0 million increase in 2008. In late 2007, the PSCU ordered a continuation of the CET program for an additional two years through 2010.

Other Regulatory Assets and Liabilities

The Company has other regulatory assets and liabilities in addition to purchased-gas adjustments. The rate-regulated entities recover the costs of assets but do not generally receive a return on these assets.

Following is a description of the Company's regulatory assets:

•

Gains and losses on the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 13.1 years as of December 31, 2009.

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

•

The Company is allowed to recover certain deferred taxes from customers over the life of the related property, plant and equipment.

	December 31,
Current regulatory assets	2009	2008
	(in millions)
Demand side management	$40.6	$17.8
Deferred production taxes	2.7	2.8
Total	$43.3	$20.6

Questar Gas Company 2009 Form 10-K

	December 31,
Long-term regulatory assets	2009	2008
	(in millions)
Cost of reacquired debt	$6.9	$7.5
Questar Gas pipeline integrity costs	5.8	7.0
Asset retirement obligations - cost-of-service gas wells	3.3	3.6
Total	$16.0	$18.1

A current regulatory liability for CET amounted to $5.1 million at December 31, 2009 and $0.3 million at December 31, 2008. Current regulatory liabilities are included with accounts payable and accrued expense in the Balance Sheets. A long-term regulatory liability for income taxes refundable to customers amounted to $1.1 million at December 31, 2009 and $1.3 million at December 31, 2008. Long-term regulatory liabilities are included with other long-term liabilities in the Balance Sheets.

Note 7 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers and employees of Questar Gas under its LTSIP and recognizes expense over time as the stock options or restricted shares vest. Share-based compensation expense amounted to $1.0 million in 2009 compared with $1.2 million in 2008 and $0.7 million in 2007.

The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair-value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model was intended for measuring the value of options traded on an exchange. The calculated fair value of options granted and major assumptions used in the model at the date of grant are listed below:

2009
Input Variables
Fair value of options at grant date	$35.38
Risk-free interest rate	1.78%
Expected price volatility	28.1%
Expected dividend yield	1.39%
Expected life in years	5.0

There were 57,000 unvested stock options at December 31, 2009. Stock-option transactions under the terms of the LTSIP for the three years ended December 31, 2009, are summarized below:

	Options Outstanding	Price Range	Weighted-Average Price
Balance at December 31, 2006	929,940	$7.50 – $14.01	$12.65
Exercised	(203,833)	7.50 – 14.01	12.15
Employee transfer	64	10.69	10.69
Balance at December 31, 2007	726,171	7.50 – 14.01	12.79
Exercised	(162,492)	7.50 – 14.01	12.30
Employee transfer	(259, 860)	7.50 – 14.01	12.36
Balance at December 31, 2008	303,819	8.50 – 14.01	13.42
Granted	57,000	35.38	35.38
Exercised	(27,250)	8.50 – 14.01	13.42
Employee transfer	(20,500)	11.48 – 13.56	13.00
Balance at December 31, 2009	313,069	$11.48 – $35.38	$17.44

Questar Gas Company 2009 Form 10-K

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Dec. 31, 2009	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2009	Weighted-average exercise price	Number unvested at Dec. 31, 2009	Weighted- average exercise price
$11.48 – $13.56	203,846	3.0	$13.31	203,846	$13.31
14.01 – 35.38	109,223	3.7	25.16	52,223	14.01	57,000	$35.38
$11.48 – $35.38	313,069	3.2	$17.44	256,069	$13.45	57,000	$35.38

Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period. Most restricted share grants vest in equal installments over a three or four year period from the grant date. The weighted average vesting period of unvested restricted shares at December 31, 2009, was 14 months. Transactions involving restricted shares under the terms of the LTSIP for the three years ended December 31, 2009, are summarized below:

	Restricted Shares Outstanding	Price Range	Weighted-Average Price
Balance at December 31, 2006	54,758	$17.45 – $36.75	$27.19
Granted	19,700	41.08 – 54.53	41.76
Distributed	(13,408)	17.45 – 25.50	21.50
Forfeited	(1,500)	36.75 – 41.08	39.63
Balance at December 31, 2007	59,550	17.45 – 54.53	32.97
Granted	24,400	53.83	53.83
Distributed	(43,770)	17.45 – 54.53	35.20
Employee transfer	(4,532)	17.45 – 36.75	26.11
Balance at December 31, 2008	35,648	25.50 – 54.53	$45.39
Granted	21,900	35.38	35.38
Distributed	(9,956)	25.50 – 54.53	35.44
Employee transfer	(2,898)	25.50 – 53.83	46.47
Balance at December 31, 2009	44,694	$35.38 – $54.53	$42.63

Note 8 – Employee Benefits

Pension Plan

Questar Gas’s employees are covered by Questar’s defined-benefit pension plan. Benefits are generally based on the employee’s age at retirement, years of service and highest earnings in a consecutive 72 semimonthly pay period during the 10 years preceding retirement. Questar is subject to and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified pension plan approximately equal to the yearly expense. Questar also has a nonqualified pension plan that covers certain management employees in addition to the qualified pension plan. The nonqualified pension plan provides for defined-benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee above the benefit limit defined by the Internal Revenue Service for the qualified plan. The nonqualified pension plan is unfunded. Claims are paid from the Company’s general funds. Qualified pension plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A third-party consultant calculates the pension plan projected benefit obligation. Pension expense was $13.3 million in 2009, $9.3 million in 2008 and $11.5 million in 2007.

Questar Gas’s portion of plan assets and benefit obligations cannot be determined because the plan assets are not segregated or restricted to meet the Company’s pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company’s employees would be retained by the pension plan. At December 31, 2009 and 2008, Questar’s projected benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions

Eligible Questar Gas employees participate in Questar’s postretirement benefits other than pensions plan. Postretirement health care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health care benefits, based on an employee’s years of service, and generally limits payments to 170% of the 1992

Questar Gas Company 2009 Form 10-K

contribution. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A third party consultant calculates the projected benefit obligation. The cost of postretirement benefits other than pensions was $3.8 million in 2009, $2.4 million in 2008 and $2.6 million in 2007.

The Company’s portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits cannot be determined because the plan assets are not segregated or restricted to meet the Company’s obligations. At December 31, 2009 and 2008, Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Employee Investment Plan

Questar Gas participates in Questar’s Employee Investment Plan (EIP). The EIP allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction at the current fair market value on the transaction date. The Company currently contributes an overall match of 80% of employees’ pre-tax purchases up to a maximum of 6% of their qualifying earnings. In addition, the Company contributes $200 annually to the EIP for each eligible employee. The Company’s expense equaled its matching contribution of $3.3 million, $3.7 million and $3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 9 – Related Party Transactions

Questar Gas provided administrative, technical, accounting, legal, data-processing and communication services to Questar Pipeline and charged $20.4 million in 2009, $21.5 million in 2008 and $22.5 million in 2007. Questar Gas also provided services to other affiliated companies amounting to $6.5 million in 2009, $4.9 million in 2008 and $4.1 million in 2007. The majority of these costs are allocated. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas has reserved transportation capacity on Questar Pipeline for 901,000 dth per day. Questar Gas periodically releases excess capacity and receives a credit from Questar Pipeline for the released capacity revenues and a portion of Questar Pipeline’s interruptible transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $71.8 million in 2009, $71.5 million in 2008 and $74.5 million in 2007, which included demand charges. The costs of these services were included in cost of natural gas sold.

Under the terms of the Wexpro Agreement, the Company receives a portion of Wexpro’s income from oil operations after recovery of Wexpro’s operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $1.0 million in 2009, $6.1 million in 2008 and $4.9 million in 2007. The amounts that Questar Gas paid Wexpro for the operation of cost-of-service gas properties were $225.0 million in 2009, $209.0 million in 2008 and $155.6 million in 2007. Questar Gas reports these amounts in cost of natural gas sold.

Also included in cost of natural gas sold are amounts paid to Questar Gas Management for gathering and processing gas. These costs amounted to $24.2 million in 2009, $22.8 million in 2008 and $15.8 million in 2007.

Questar Gas has a lease with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $2.5 million in 2009, 2008 and 2007. The lease payment will be $2.5 million annually in 2010 through 2011.

Questar charged Questar Gas for certain administrative functions amounting to $8.4 million in 2009, $5.7 million in 2008 and $8.5 million in 2007. These costs are included in operating and maintenance expenses and are allocated based on each affiliated company’s proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Gas borrowed cash from Questar and incurred interest expense of $0.2 million in 2009, $2.0 million in 2008 and $0.6 million in 2007. Questar Gas loaned excess funds to Questar and earned interest income of $0.1 million in 2009, zero in 2008 and $1.0 million in 2007.

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

Questar Gas Company 2009 Form 10-K

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

Proved Reserves	Natural Gas
(Bcf)
Balance at December 31, 2009	649.4
Balance at December 31, 2008	646.9
Balance at December 31, 2007	615.9

FINANCIAL STATEMENT SCHEDULE:

QUESTAR GAS COMPANY
Schedule of Valuation and Qualifying Accounts

		Column C	Column D
Column A	Column B	Amounts charged	Deductions for	Column E
Description	Beginning Balance	to expense	accounts written off	Ending Balance
		(in millions)
Year ended December 31, 2009
Allowance for bad debts	$5.4	$3.5	($3.8)	$5.1
Year ended December 31, 2008
Allowance for bad debts	2.3	6.6	(3.5)	5.4
Year Ended December 31, 2007
Allowance for bad debts	3.1	2.6	(3.4)	2.3

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not changed its independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A. (T)  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Based on such evaluation, such officers have concluded that, as of December 31, 2009, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Assessment of Internal Control Over Financial Reporting

Questar Gas management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e). Questar Gas management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The criteria set forth by the Committee of Sponsoring Organizations of the

Questar Gas Company 2009 Form 10-K

Treadway Commission in Internal Control – Integrated Framework were used to make this assessment. We  believe that the Company’s internal control over financial reporting as of December 31, 2009, is effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE (Omitted).

ITEM 11.  EXECUTIVE COMPENSATION (Omitted).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Omitted).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE (Omitted).

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

	2009	2008
Audit Fees:	$1,217,596	$1,309,254
Questar Gas Portion	242,933	269,954
Audit Related Fees	106,221	100,000
Questar Gas Portion	55,442	36,929
Tax Fees	8,000	3,570
Questar Gas Portion	853	942
All Other Fees	194,027	237,879
Questar Gas Portion	-	53,395

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

Questar Gas Company 2009 Form 10-K

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

31.2.

Certification signed by Richard J. Doleshek, Questar Gas Company Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by Ronald W. Jibson and Richard J. Doleshek, Questar Gas Company President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

1Wells Fargo Bank, N.A. serves as the successor trustee.

Questar Gas Company 2009 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2010.

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

President & Chief Executive Officer;

Ronald W. Jibson

Director

(Principal Executive Officer)

/s/Richard J. Doleshek

Executive Vice President and

Richard J. Doleshek

Chief Financial Officer

(Principal Financial Officer)

/s/D. M. Curtis

Vice President & Controller

D. M. Curtis

(Principal Accounting Officer)

*Keith O. Rattie

Chairman of the Board; Director

*Ronald W. Jibson

President & Chief Executive Office, Director

*Teresa Beck

Director

*Robert E. McKee III

Director

*Gary G. Michael

Director

*Harris H. Simmons

Director

*Bruce A. Williamson

Director

March 11, 2010

*By  /s/Ronald W. Jibson

       Date

Ronald W. Jibson, Attorney in Fact

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

Questar Gas Company 2009 Form 10-K

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

31.2.

Certification signed by Richard J. Doleshek, Questar Gas Company Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by Ronald W. Jibson and Richard J. Doleshek, Questar Gas Company President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

1Wells Fargo Bank, N.A. serves as the successor trustee.

Questar Gas Company 2009 Form 10-K

36