Form 10-Q
period 2010-03-31
QUESTAR GAS CO
filed 2010-05-07
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

Yes [   ] No [X]

At April 30, 2010, there were 9,189,626 shares of the registrant’s common stock, $2.50 par value, outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Gas Company

Form 10-Q for the Quarter Ended March 31, 2010

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Statements of Income for the three and twelve months ended

  March 31, 2010 and 2009

3

Condensed Balance Sheets as of March 31, 2010, March 31, 2009

  and December 31, 2009

4

Condensed Statements of Cash Flows for the three months ended

  March 31, 2010 and 2009

5

Notes Accompanying the Condensed Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

  AND RESULTS OF OPERATIONS

7

ITEM 4.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

10

Signatures

10

Questar Gas 2010 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended March 31,		12 Months Ended March 31,
	2010	2009	2010	2009
	(in millions)
REVENUES
From unaffiliated customers	$ 360.7	$ 405.7	$ 873.9	$1,009.7
From affiliated companies	0.3		1.3	4.1
Total Revenues	361.0	405.7	875.2	1,013.8

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	237.0	293.1	570.5	737.2
Operating and maintenance	39.0	31.0	114.4	96.3
General and administrative	11.3	9.8	44.4	38.0
Depreciation and amortization	11.1	10.8	44.1	42.1
Other taxes	4.0	3.8	13.5	12.2
Total Operating Expenses	302.4	348.5	786.9	925.8
OPERATING INCOME	58.6	57.2	88.3	88.0
Interest and other income	1.5	1.8	7.3	5.6
Interest expense	(6.8)	(7.8)	(27.5)	(27.4)
INCOME BEFORE INCOME TAXES	53.3	51.2	68.1	66.2
Income taxes	(20.2)	(19.4)	(25.2)	(24.8)
NET INCOME	$ 33.1	$ 31.8	$ 42.9	$ 41.4

See notes accompanying the condensed financial statements

Questar Gas 2010 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS	March 31,		December 31,
	2010	2009	2009
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 1.5	$ 0.7	$ 7.2
Note receivable from Questar		12.6
Accounts receivable, net	85.7	92.9	77.0
Unbilled gas accounts receivable	57.5	46.1	86.6
Accounts receivable from affiliates	3.1	2.9	3.3
Gas stored underground	10.7	11.6	42.5
Materials and supplies	11.9	14.9	12.1
Regulatory assets	34.8	29.5	43.3
Prepaid expenses and other	1.7	0.5	3.4
Purchased-gas adjustment	3.1
Deferred income taxes – current	3.6	2.7	3.6
Total Current Assets	213.6	214.4	279.0
Property, Plant and Equipment	1,734.9	1,654.9	1,721.9
Accumulated depreciation and amortization	(695.6)	(665.9)	(690.4)
Net Property, Plant and Equipment	1,039.3	989.0	1,031.5
Regulatory assets	15.4	17.1	16.0
Goodwill	5.6	5.6	5.6
Other noncurrent assets	6.9	7.8	7.0
TOTAL ASSETS	$1,280.8	$1,233.9	$1,339.1

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 63.4		$ 87.0
Accounts and other payables	112.7	$ 76.1	132.5
Accounts payable to affiliates	56.0	51.3	50.5
Customer advances	9.4	11.8	30.3
Purchased-gas adjustment		98.6	22.1
Total Current Liabilities	241.5	237.8	322.4
Long-term debt	370.0	370.0	370.0
Deferred income taxes	186.8	158.4	189.0
Other long-term liabilities	57.2	58.1	58.7

COMMON SHAREHOLDER’S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	149.3	148.1	148.9
Retained earnings	253.0	238.5	227.1
Total Common Shareholder’s Equity	425.3	409.6	399.0
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,280.8	$1,233.9	$1,339.1

See notes accompanying the condensed financial statements

Questar Gas 2010 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	3 Months Ended March 31,
	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income	$ 33.1	$ 31.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.1	11.8
Deferred income taxes	(2.2)	4.4
Share-based compensation	0.4	0.2
Changes in operating assets and liabilities	7.9	74.3
NET CASH PROVIDED BY OPERATING ACTIVITIES	51.3	122.5

INVESTING ACTIVITIES
Property, plant and equipment	(26.1)	(15.0)
Cash used in asset dispositions	(0.1)	(0.2)
Proceeds from asset dispositions		0.1
NET CASH USED IN INVESTING ACTIVITIES	(26.2)	(15.1)

FINANCING ACTIVITIES
Change in notes receivable from Questar		(12.6)
Change in notes payable to Questar	(23.6)	(88.3)
Dividends paid	(7.2)	(7.0)
NET CASH USED IN FINANCING ACTIVITIES	(30.8)	(107.9)
Change in cash and cash equivalents	(5.7)	(0.5)
Beginning cash and cash equivalents	7.2	1.2
Ending cash and cash equivalents	$ 1.5	$ 0.7

See notes accompanying the condensed financial statements

Questar Gas 2010 Form 10-Q

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

Note 2 – Basis of Presentation of Interim Financial Statements

The interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for quarterly reports on Form 10-Q and Regulations S-X and S-K. The interim condensed financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain reclassifications were made to prior-period financial statements to conform with the current presentation.

The preparation of the condensed financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and twelve months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

All dollar amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

Note 3 – Fair Value Measurements

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the condensed financial statements in this quarterly report on Form 10-Q:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	March 31, 2010		December 31, 2009
	(in millions)
Financial assets
Cash and cash equivalents	$ 1.5	$ 1.5	$ 7.2	$ 7.2
Financial liabilities
Notes payable to Questar	63.4	63.4	87.0	87.0
Long-term debt	370.0	415.2	370.0	404.1

The carrying amounts of cash and cash equivalents and notes payable to Questar approximate fair values. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit-risk adjusted borrowing rates.

Note 4 - Questar Considering Spinoff of Market Resources Excluding Wexpro

On April 21, 2010, Questar Corporation announced it is considering a possible tax-free spinoff of Market Resources and its subsidiaries excluding Wexpro. After the spinoff, Questar Corporation would remain an integrated natural gas company comprised of subsidiaries Wexpro, Questar Pipeline, and Questar Gas. On April 28, 2010, the Internal Revenue Service, in a private letter ruling, confirmed that the proposed spinoff would be a tax-free transaction. Receipt of the referenced private letter ruling is among several precedent conditions to consummation of the proposed spin transaction, including board approval. Subject to those precedent conditions, the spinoff transaction may occur in the second half of 2010.

Questar Gas 2010 Form 10-Q

On April 22, 2010, Moody's Investors Service affirmed its A3 rating of long-term debt issued by Questar Gas and Standard & Poor’s placed the BBB+ rating long-term debt issued by Questar Gas on CreditWatch with positive implications. Moody’s affirmed its P-2 rating of Questar’s short-term debt and Standard & Poor’s placed its A-2 rating of Questar’s short-term debt on CreditWatch with positive implications.

Note 5 – Questar Gas General Rate Case

On April 8, 2010, the Public Service Commission of Utah (PSCU) approved a stipulated settlement of Questar Gas's Utah general rate case. The settlement increases Questar Gas's allowed return on equity from 10.0% to 10.35% and extends the existing conservation enabling tariff (CET). The settlement also provides for a rate-tracking mechanism to allow for recovery of the capital costs associated with Questar Gas's high-pressure natural gas feeder-line replacement program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar Gas’s financial condition provided in its previous 2009 Form 10-K filing, and analyzes the changes in the results of operations between the three- and twelve-month periods ended March 31, 2010 and 2009. For definitions of commonly used terms found in this Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in the Company’s 2009 Form 10-K.

RESULTS OF OPERATIONS

Questar Gas reported net income of $33.1 million in the first quarter of 2010 compared with $31.8 million in the first quarter of 2009, a 4% increase. Net income for the 12 months ended March 31, 2010, was $42.9 million, up 4% from $41.4 million for the 12 months ended March 31, 2009. Operating income increased $1.4 million, or 2%, in the 2010-to-2009 first-quarter comparison due to a higher margin that more than offset higher costs. Operating income was flat in the 12 months ended March 31, 2010, compared to the 12 months ended March 31, 2009. Following is a summary of Questar Gas financial and operating results:

	3 Months Ended March 31,			12 Months Ended March 31,
	2010	2009	Change	2010	2009	Change

Operating Income
REVENUES
Residential and commercial sales	$342.0	$392.0	($50.0)	$824.0	$942.7	($118.7)
Industrial sales	6.6	2.3	4.3	12.6	11.4	1.2
Transportation for industrial customers	2.9	2.5	0.4	11.6	10.1	1.5
Service	1.7	1.7		5.4	5.7	(0.3)
Other	7.8	7.2	0.6	21.6	43.9	(22.3)
Total Revenues	361.0	405.7	(44.7)	875.2	1,013.8	(138.6)
Cost of natural gas sold	237.0	293.1	(56.1)	570.5	737.2	(166.7)
Margin	124.0	112.6	11.4	304.7	276.6	28.1
OTHER OPERATING EXPENSES
Operating and maintenance	39.0	31.0	8.0	114.4	96.3	18.1
General and administrative	11.3	9.8	1.5	44.4	38.0	6.4
Depreciation and amortization	11.1	10.8	0.3	44.1	42.1	2.0
Other taxes	4.0	3.8	0.2	13.5	12.2	1.3
Total Other Operating Expenses	65.4	55.4	10.0	216.4	188.6	27.8
Operating Income	$ 58.6	$ 57.2	$ 1.4	$ 88.3	$88.0	$ 0.3

Questar Gas 2010 Form 10-Q

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	44.6	44.5	0.1	109.5	106.8	2.7
Industrial sales	1.1	0.3	0.8	2.1	1.6	0.5
Transportation for industrial customers	16.5	16.5		58.0	62.8	(4.8)
Total industrial	17.6	16.8	0.8	60.1	64.4	(4.3)
Total deliveries	62.2	61.3	0.9	169.6	171.2	(1.6)
Natural gas revenue (per dth)
Residential and commercial sales	$7.66	$8.81	($1.15)	$7.52	$8.82	($1.30)
Industrial sales	6.01	7.57	(1.56)	6.08	7.22	(1.14)
Transportation for industrial customers	$0.18	$0.15	$0.03	$0.20	$0.16	$0.04
Colder (warmer) than normal temperatures		(1%)	1%	5%	2%	3%
Temperature-adjusted usage per customer (dth)	46.6	47.4	(0.8)	108.1	108.1
Customers at March 31, (thousands)	904.0	892.8	11.2

Margin Analysis

Questar Gas margin (revenues minus gas costs) increased $11.4 million in the first quarter of 2010 compared to the first quarter of 2009 and increased $28.1 million in the 12 months ended March 31, 2010 compared to the 12 months ended March 31, 2009. Following is a summary of major changes in Questar Gas margin:

	Change
	3 Months Ended March 31,	12 Months Ended March 31,
	2010 to 2009	2010 to 2009

Customer growth	$1.2	$3.0
General rate case		1.0
Demand-side management cost recovery	11.5	26.1
Recovery of gas-cost portion of bad-debt costs	(1.5)	(5.3)
Other	0.2	3.3
Increase	$11.4	$28.1

At March 31, 2010, Questar Gas served 904,040 customers, up from 892,829 at March 31, 2009. Customer growth increased the margin by $1.2 million in the first quarter of 2010 and $3.0 million in the 12 months ended March 31, 2010.

Temperature-adjusted usage per customer decreased 2% in the first quarter of 2010 compared to the first quarter of 2009 and was flat in the 12 months ended March 31, 2010 compared to the 12 months ended March 31, 2009. The impact on the Company margin from changes in usage per customer has been mitigated by a conservation-enabling tariff that was approved by the PSCU beginning in 2006.

Weather, as measured in degree days, was normal in the first quarter of 2010 compared to 1% warmer than normal in the first quarter of 2009. Weather for the 12 months ended March 31, 2010, was 5% colder than normal compared to 2% colder than normal for the 12 months ended March 31, 2009. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

The Company filed a general rate case in December 2009, requesting an allowed return on equity of 10.6%, a mechanism to adjust rates for feeder-line replacement and a continuation of the CET. On April 8, 2010, the Company entered into a stipulation agreement with other parties in the case to settle all issues in the case. The stipulation agreement sets an allowed return on equity of 10.35%, increases customer rates by $5.0 million, establishes a mechanism to adjust rates for feeder-line replacement and continues the CET. The stipulation agreement was approved by the PSCU with the changes in rates effective August 1, 2010.

Questar Gas 2010 Form 10-Q

Expenses

Cost of natural gas sold was down 19% in the first quarter of 2010 compared to the first quarter of 2009 and down 23% in the 12 months ended March 31, 2010, compared to the 12 months ended March 31, 2009, due to lower gas purchase expenses per dth. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of March 31, 2010, Questar Gas had a $3.1 million under-collected balance in the purchased-gas adjustment account representing costs incurred in excess of costs recovered from customers.

Operating and maintenance expenses increased $8.0 million, or 26%, in the first quarter of 2010 compared to the first quarter of 2009 and increased $18.1 million, or 19%, in the 12 months ended March 31, 2010, compared to the 12 months ended March 31, 2009. The increases were due primarily to higher demand-side management costs of $11.5 million in the quarter and $26.1 million in the 12-month period. The demand-side management costs are for the company’s energy efficiency program and are recovered from customers through periodic rate changes. The increase in demand-side management costs were partially offset by a reduction in bad-debt costs of $1.9 million in the quarter and $6.9 million in the 12-month period. General and administrative expenses increased $1.5 million, or 15%, in the 2010 first quarter and $6.4 million, or 17% in the 12 month period ended March 31, 2010, due to higher overhead costs. Operating, maintenance, general and administrative expenses per customer were $56 in the first quarter of 2010 compared to $46 in the first quarter of 2009 as a result of higher demand-side management costs of $13 per customer.

Depreciation expense increased 3% in the first quarter of 2010 compared to the first quarter of 2009 and increased 5% in the 12 months ended March 31, 2010, compared to the 12 months ended March 31, 2009, primarily as a result of plant additions from customer growth and replacement of feeder lines.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009;

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on such evaluation, such officers have concluded that, as of March 31, 2010, the

Questar Gas 2010 Form 10-Q

Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

QUESTAR GAS COMPANY

(Registrant)

May 7, 2010

/s/Ronald W. Jibson

Ronald W. Jibson

President and Chief Executive Officer

May 7, 2010

/s/Richard J. Doleshek

Richard J. Doleshek,

Executive Vice President

and Chief Financial Officer

Questar Gas 2010 Form 10-Q

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

Questar Gas 2010 Form 10-Q

11