Form 10-Q
period 2010-06-30
QUESTAR GAS CO
filed 2010-08-11
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

Yes [   ] No [X]

At July 31, 2010, there were 9,189,626 shares of the registrant’s common stock, $2.50 par value, outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Gas Company

Form 10-Q for the Quarter Ended June 30, 2010

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Statements of Income for the three, six and twelve months ended

  June 30, 2010 and June 30, 2009

3

Condensed Balance Sheets as of June 30, 2010, June 30, 2009

  and December 31, 2009

4

Condensed Statements of Cash Flows for the six months ended

  June 30, 2010 and 2009

5

Notes Accompanying the Condensed Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

  AND RESULTS OF OPERATIONS

7

ITEM 4.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

10

ITEM 6.

EXHIBITS

10

Signatures

10

Questar Gas 2010 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2010	2009	2010	2009	2010	2009
	(in millions)
REVENUES
From unaffiliated customers	$148.6	$138.5	$509.3	$544.2	$884.0	$988.7
From affiliated companies	0.1	0.5	0.4	0.5	0.9	2.3
Total Revenues	148.7	139.0	509.7	544.7	884.9	991.0

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	96.5	89.6	333.5	382.7	577.4	710.0
Operating and maintenance	24.5	22.0	63.5	53.0	116.9	98.8
General and administrative	11.5	11.0	22.8	20.8	44.9	38.5
Depreciation and amortization	11.2	10.9	22.3	21.7	44.4	42.7
Other taxes	3.9	3.9	7.9	7.7	13.5	12.5
Total Operating Expenses	147.6	137.4	450.0	485.9	797.1	902.5
OPERATING INCOME	1.1	1.6	59.7	58.8	87.8	88.5
Interest and other income	1.7	2.1	3.2	3.9	6.9	6.1
Interest expense	(6.5)	(7.1)	(13.3)	(14.9)	(26.9)	(28.4)
INCOME (LOSS) BEFORE INCOME TAXES	(3.7)	(3.4)	49.6	47.8	67.8	66.2
Income taxes	1.5	1.4	(18.7)	(18.0)	(25.1)	(24.8)
NET INCOME (LOSS)	($ 2.2)	($ 2.0)	$ 30.9	$ 29.8	$ 42.7	$ 41.4

See notes accompanying the condensed financial statements

Questar Gas 2010 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS	June 30,		December 31,
	2010	2009	2009
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -	$ 7.2
Note receivable from Questar	-	1.2	-
Accounts receivable, net	47.6	34.5	77.0
Unbilled gas accounts receivable	15.2	18.3	86.6
Accounts receivable from affiliates	2.3	2.2	3.3
Gas stored underground	19.2	24.7	42.5
Materials and supplies	8.3	15.7	12.1
Regulatory assets	38.7	44.3	43.3
Prepaid expenses and other	2.4	1.6	3.4
Purchased-gas adjustment	22.3	-	-
Deferred income taxes – current	3.6	2.7	3.6
Total Current Assets	159.6	145.2	279.0
Property, Plant and Equipment	1,760.7	1,668.7	1,721.9
Accumulated depreciation and amortization	(702.8)	(674.5)	(690.4)
Net Property, Plant and Equipment	1,057.9	994.2	1,031.5
Regulatory assets	5.6	16.6	16.0
Goodwill	15.2	5.6	5.6
Other noncurrent assets	6.7	7.7	7.0
TOTAL ASSETS	$1,245.0	$1,169.3	$1,339.1

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 4.1	$ 4.5	$ -
Notes payable to Questar	53.9	-	87.0
Accounts and other payables	84.2	53.0	132.5
Accounts payable to affiliates	50.5	46.3	50.5
Customer advances	10.3	23.2	30.3
Purchased-gas adjustment	-	48.6	22.1
Total Current Liabilities	203.0	175.6	322.4
Long-term debt	370.0	370.0	370.0
Deferred income taxes	198.4	164.3	189.0
Other long-term liabilities	57.3	58.5	58.7

COMMON SHAREHOLDER’S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	149.7	148.4	148.9
Retained earnings	243.6	229.5	227.1
Total Common Shareholder’s Equity	416.3	400.9	399.0
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,245.0	$1,169.3	$1,339.1

See notes accompanying the condensed financial statements

Questar Gas 2010 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	6 Months Ended June 30,
	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income	$ 30.9	$ 29.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.4	23.7
Deferred income taxes	9.4	10.3
Share-based compensation	0.8	0.5
Changes in operating assets and liabilities	22.0	64.9
NET CASH PROVIDED BY OPERATING ACTIVITIES	87.5	129.2

INVESTING ACTIVITIES
Property, plant and equipment	(50.9)	(30.8)
Cash used in asset dispositions	(0.8)	(0.8)
Proceeds from asset dispositions	0.4	0.2
NET CASH USED IN INVESTING ACTIVITIES	(51.3)	(31.4)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	4.1	4.5
Change in notes receivable from Questar	-	(1.2)
Change in notes payable to Questar	(33.1)	(88.3)
Dividends paid	(14.4)	(14.0)
NET CASH USED IN FINANCING ACTIVITIES	(43.4)	(99.0)
Change in cash and cash equivalents	(7.2)	(1.2)
Beginning cash and cash equivalents	7.2	1.2
Ending cash and cash equivalents	$ -	$ -

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

Note 2 – Basis of Presentation of Interim Financial Statements

The interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for Quarterly Reports on Form 10-Q and Regulations S-X and S-K. The condensed financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim condensed financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of the condensed financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, six and twelve months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Effective June 30, 2010, Questar spun off its subsidiary QEP Resources, Inc. (QEP—formerly Questar Market Resources) to Questar shareholders.

All dollar amounts in this Quarterly Report on Form 10-Q are in millions, except where otherwise noted.

Note 3 – Fair Value Measurements

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the condensed financial statements in this Quarterly Report on Form 10-Q:

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	June 30, 2010		June 30, 2009		December 31, 2009
	(in millions)
Financial assets
Cash and cash equivalents	$ -	$ -	$ -	$ -	$ 7.2	$ 7.2
Notes receivable from Questar	-	-	1.2	1.2	-	-
Financial liabilities
Checks outstanding in excess of cash balances	$ 4.1	$ 4.1	$ 4.5	$ 4.5	-	-
Notes payable to Questar	53.9	53.9	-	-	87.0	87.0
Long-term debt	370.0	407.8	370.0	370.9	370.0	404.1

The carrying amounts of cash and cash equivalents, notes receivable from Questar, checks outstanding in excess of cash balances and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit-risk adjusted borrowing rates.

Questar Gas 2010 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar Gas's financial condition provided in its 2009 Form 10-K filing, and analyzes the changes in the results of operations between the three, six and 12 months ended June 30, 2010, and June 30, 2009. For definitions of commonly used gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar Gas's 2009 Form 10-K.

RESULTS OF OPERATIONS

Questar Gas reported a seasonal net loss of $2.2 million in the second quarter of 2010 compared to a net loss of $2.0 million in the second quarter of 2009. Net income was $30.9 million in the first half of 2010, up 4% from $29.8 million in the first half of 2009. Net income was $42.7 million in the 12 months ended June 30, 2010, compared to $41.4 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year. Following is a summary of Questar Gas financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2010	2009	Change	2010	2009	Change	2010	2009	Change
	(in millions)
Operating Income
Revenues
Residential and commercial sales	$131.3	$129.7	$1.6	$473.3	$521.7	($48.4)	$825.6	$930.4	($104.8)
Industrial sales	5.8	1.8	4.0	12.4	4.1	8.3	16.6	10.1	6.5
Transportation for industrial customers	2.5	2.6	(0.1)	5.4	5.1	0.3	11.5	10.6	0.9
Service	1.4	1.5	(0.1)	3.1	3.2	(0.1)	5.3	5.6	(0.3)
Other	7.7	3.4	4.3	15.5	10.6	4.9	25.9	34.3	(8.4)
Total revenues	148.7	139.0	9.7	509.7	544.7	(35.0)	884.9	991.0	(106.1)
Cost of natural gas sold	96.5	89.6	6.9	333.5	382.7	(49.2)	577.4	710.0	(132.6)
Margin	52.2	49.4	2.8	176.2	162.0	14.2	307.5	281.0	26.5
Other operating expenses
Operating and maintenance	24.5	22.0	2.5	63.5	53.0	10.5	116.9	98.8	18.1
General and administrative	11.5	11.0	0.5	22.8	20.8	2.0	44.9	38.5	6.4
Depreciation and amortization	11.2	10.9	0.3	22.3	21.7	0.6	44.4	42.7	1.7
Other taxes	3.9	3.9	-	7.9	7.7	0.2	13.5	12.5	1.0
Total other operating expenses	51.1	47.8	3.3	116.5	103.2	13.3	219.7	192.5	27.2
Operating income	$1.1	$ 1.6	($0.5)	$59.7	$ 58.8	$0.9	$ 87.8	$ 88.5	($0.7)
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	18.5	17.8	0.7	63.1	62.3	0.8	110.2	105.5	4.7
Industrial sales	1.2	0.3	0.9	2.3	0.6	1.7	2.9	1.4	1.5
Transportation for industrial customers	13.0	13.6	(0.6)	29.5	30.1	(0.6)	57.5	62.9	(5.4)
Total industrial	14.2	13.9	0.3	31.8	30.7	1.1	60.4	64.3	(3.9)
Total deliveries	32.7	31.7	1.0	94.9	93.0	1.9	170.6	169.8	0.8
Natural gas revenue (per dth)
Residential and commercial sales	$7.11	$7.27	($0.16)	$7.50	$8.37	($0.87)	$7.49	$8.82	($1.33)
Industrial sales	5.15	6.29	(1.14)	5.57	6.97	(1.40)	5.70	7.14	(1.44)
Transportation for industrial customers	$0.19	$0.19	-	$0.18	$0.17	$0.01	$0.20	$0.17	$0.03

Questar Gas 2010 Form 10-Q

Colder (warmer) than normal temperatures	35%	4%	-	7%	-	-	9%	(2%)	-
Temperature-adjusted usage per customer (dth)	16.5	17.1	(0.6)	63.1	64.5	(1.4)	107.6	108.8	(1.2)
Customers at June 30 (thousands)	905.7	890.2	15.5	-	-	-	-	-	-

Margin Analysis

Questar Gas margin (revenues minus gas costs) increased $2.8 million in the second quarter of 2010 compared to the second quarter of 2009, increased $14.2 million in the first half of 2010 compared to the first half of 2009 and increased $26.5 million in the 12 months ended June 30, 2010, compared to the 12 months ended June 30, 2009. Following is a summary of major changes in Questar Gas margin:

		Change
	3 Month	6 Month	12 Month
	2009 to 2010	2009 to 2010	2009 to 2010
	(in millions)
Customer growth	$0.7	$2.4	$ 4.1
Demand-side management cost recovery	2.5	14.0	25.9
Recovery of gas-cost portion of bad-debt costs	0.1	(1.4)	(4.0)
Other	(0.5)	(0.8)	0.5
Increase	$2.8	$14.2	$26.5

At June 30, 2010, Questar Gas served 905,745 customers, up from 890,249 at June 30, 2009. Customer growth increased the margin by $0.7 million in the second quarter of 2010, $2.4 million in the first half of 2010 and $4.1 million in the 12 months ended June 30, 2010.

Questar Gas's margin increased during the three-, six- and 12-month periods ended June 30, 2010, due to recovery of demand-side management costs used to promote energy conservation by customers. Changes in the margin contribution from demand-side management recovery revenues are offset by equivalent changes in program expenses.

Questar Gas has had a conservation-enabling (revenue decoupling) tariff since 2006. Under this tariff, Questar Gas is allowed a margin for each general-service customer. Differences between the margin and the amount billed to customers are recovered from customers or refunded to customers through future rate changes. Because of this tariff, changes in usage per customer do not impact the Company’s margin. In addition, a weather-normalization adjustment of customer bills offset the revenue impact of temperature variations.

On April 8, 2010, the Public Service Commission of Utah (PSCU) approved a settlement in Questar Gas’s Utah general rate case. The stipulation, effective August 1, 2010, authorizes an increase in the utility’s allowed return on equity from 10.0% to 10.35% and indefinitely extends the existing conservation-enabling (revenue decoupling) tariff. The stipulation further approves an infrastructure cost tracking mechanism that allows the Company to place into rate base immediately upon project completion capital expenditures associated with a multi-year high-pressure natural gas feeder-line replacement program. The stipulation agreement increases customer rates by $5.0 million annually with the changes in rates effective August 1, 2010.

Expenses

Cost of natural gas sold rose up 8% in the second quarter of 2010 compared to the second quarter of 2009, fell 13% in the first half of 2010 compared to the first half of 2009 and fell 19% in the 12 months ended June 30, 2010, compared to the 12 months ended June 30, 2009. The increase in the second quarter was due to higher volumes sold and higher prices, while the decreases in the first half and 12 month periods were due to lower gas purchase expenses per dth. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the Public Service Commission of Wyoming. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of June 30, 2010, Questar Gas had a $22.3 million under-collected balance in the purchased-gas adjustment account representing costs incurred in excess of costs recovered from customers. Questar Gas received authorization from the PSCU to increase rates by an annualized $48 million effective August 1, 2010, to recover these costs and higher projected future gas costs.

Operating and maintenance expenses increased $2.5 million in the second quarter of 2010 compared to the second quarter of 2009, increased $10.5 million in the first half of 2010 compared to the first half of 2009 and increased $18.1 million in the 12 months ended June 30, 2010, compared to the same period of 2009. These increases included higher demand-side management

Questar Gas 2010 Form 10-Q

costs of $2.5 million, $14.0 million and $25.9 million for the three-, six- and 12-month periods respectively. The demand-side management costs are for the Company’s energy efficiency program and are recovered from customers through periodic rate changes. General and administrative expenses increased $0.5 million in the 2010 second quarter, $2.0 million in the 2010 first half and $6.4 million in the 12 months ended June 30, 2010, due to higher compensation and employee benefit expenses, driven by Questar’s recent stock performance. Operating, maintenance, general and administrative expenses per customer, exclusive of demand-side management costs, were $69 in the first half of 2010 compared to $71 in the first half of 2009.

Depreciation expense increased 3% in the first half of 2010 compared to the first half of 2009 primarily as a result of plant additions from customer growth and replacement of feeder lines.

Forward-Looking Statements

This quarterly report may contain or incorporate by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” "may," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, exploration efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on such evaluation, such officers have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Questar Gas 2010 Form 10-Q

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Questar Gas is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material adverse effect on the Company's financial position, results of operations or cash flows. Some claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

The Ute Indian Tribe (Tribe) claims that Questar is in breach of a Surface Use and Access Concession Agreement dated effective January 1, 2005, (SUA) between the Tribe and Questar and its former affiliates QEP Field Services and QEP Energy, and alleges that QEP Field Services failed to strictly follow the notice and application requirements of the SUA. The SUA is important to Questar to conduct pipeline and gas distribution operations on the Uintah and Ouray Indian Reservation. By letter dated July 22, 2010, the Tribe threatened to deny Questar and former Questar companies access to the Reservation. Questar denies the allegations and has notified the Tribe of potential claims of breach by the Tribe under the SUA in denying access to Questar and the parties have triggered an informal resolution process likely leading to arbitration under the SUA.

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibits

   31.1.

Certification signed by Ronald W. Jibson, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2.

Certification signed by Martin H. Craven, Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.

Certification signed by Ronald W. Jibson, President and Chief Executive Officer, and Martin H. Craven, Vice President, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY

(Registrant)

August 10, 2010

/s/Ronald W. Jibson

Ronald W. Jibson

President and Chief Executive Officer

August 10, 2010

/s/Martin H. Craven

Martin H. Craven,

Vice President, Chief Financial Officer

and Treasurer

Questar Gas 2010 Form 10-Q

Exhibits List

Exhibit No.

Exhibits

31.1.

Certification signed by Ronald W. Jibson, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by Martin H. Craven, Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by Ronald W. Jibson, President and Chief Executive Officer, and Martin H. Craven, Vice President, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Gas 2010 Form 10-Q

11