Form 10-Q
period 2011-06-30
QUESTAR GAS CO; QUESTAR CORP; QUESTAR PIPELINE CO
filed 2011-08-09
CIK 68589, 751652, 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___ to ___

Exact name of registrant as specified in its charter	State or other jurisdiction or incorporation of organization	Commission File Number	(I.R.S. Employer Identification No.)
Questar Corporation	Utah	001-08796	87-0407509
Questar Pipeline Company	Utah	000-14147	87-0307414
Questar Gas Company	Utah	333-69210	87-0155877

180 East 100 South Street, P.O. Box 45433 Salt Lake City, Utah 84145-0433

(Address of principal executive offices)

Registrants’ telephone number, including area code (801) 324-5000

Web site http://www.questar.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Questar Corporation	Yes [X] No [ ]
Questar Pipeline Company	Yes [X] No [ ]
Questar Gas Company	Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Questar Corporation	Yes [X] No [ ]
Questar Pipeline Company	Yes [ ] No [ ]
Questar Gas Company	Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Do not check non-accelerated filer if a smaller reporting company (Check one):

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of July 31, 2011:

Questar Corporation	without par value	177,507,911
Questar Pipeline Company	$1.00 per share par value	6,550,843
Questar Gas Company	$2.50 per share par value	9,189,626

Questar Pipeline Company and Questar Gas Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION

QUESTAR PIPELINE COMPANY

QUESTAR GAS COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Questar Corporation

    Consolidated Statements of Income

3

    Condensed Consolidated Balance Sheets

4

    Condensed Consolidated Statements of Cash Flows

5

Questar Pipeline Company

    Consolidated Statements of Income

6

    Condensed Consolidated Balance Sheets

7

    Condensed Consolidated Statements of Cash Flows

8

Questar Gas Company

    Statements of Income

9

    Condensed Balance Sheets

10

    Condensed Statements of Cash Flows

11

Notes

12

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

21

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

28

ITEM 4.

CONTROLS AND PROCEDURES

29

PART II.

OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

30

ITEM 6.

EXHIBITS

30

SIGNATURES

31

FILING FORMAT

This Quarterly Report on Form 10-Q is a combined report being filed by three separate registrants: Questar Corporation, Questar Pipeline Company and Questar Gas Company. Questar Pipeline Company and Questar Gas Company are wholly-owned subsidiaries of Questar Corporation. Separate financial statements for Wexpro Company have not been included since Wexpro is not a registrant. See Note 9 to the Accompanying Financial Statements for a summary of operations by line of business.

Part I - Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income and statements of cash flows) for Questar Corporation, Questar Pipeline Company and Questar Gas Company. The Notes Accompanying the Financial Statements are presented on a combined basis for all three registrants. Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 2 is presented by line of business.

Questar 2011 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions, except per share amounts)
REVENUES
Questar Gas	$164.0	$148.6	$577.9	$509.3	$970.4	$884.0
Questar Pipeline	50.5	48.2	98.8	95.9	200.1	184.1
Wexpro	8.4	4.3	16.2	10.5	30.3	22.5
Total Revenues	222.9	201.1	692.9	615.7	1,200.8	1,090.6
OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	31.2	18.4	241.1	176.7	345.3	273.0
Operating and maintenance	39.8	39.3	91.2	91.1	175.9	176.3
General and administrative	26.2	25.0	59.2	51.2	116.5	98.5
Separation costs	-	11.5	-	11.5	-	11.5
Production and other taxes	13.1	13.2	26.7	27.8	49.5	47.5
Depreciation, depletion and amortization	38.9	37.4	78.3	76.3	155.4	151.3
Total Operating Expenses	149.2	144.8	496.5	434.6	842.6	758.1
Net gain (loss) from asset sales	-	-	0.1	-	0.5	(0.1)
OPERATING INCOME	73.7	56.3	196.5	181.1	358.7	332.4
Interest and other income	2.3	2.6	5.2	5.4	11.5	11.7
Income from unconsolidated affiliate	1.0	0.9	1.9	1.9	3.8	3.8
Interest expense	(14.8)	(14.0)	(30.8)	(28.3)	(59.6)	(57.1)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	62.2	45.8	172.8	160.1	314.4	290.8
Income taxes	(21.9)	(17.1)	(62.6)	(59.2)	(112.8)	(107.7)
INCOME FROM CONTINUING OPERATIONS	40.3	28.7	110.2	100.9	201.6	183.1
Discontinued operations, net of income taxes	-	69.5	-	148.2	-	315.7
Discontinued operations, noncontrolling interest	-	(0.7)	-	(1.3)	-	(2.8)
Total Discontinued Operations, Net Of Income Taxes	-	68.8	-	146.9	-	312.9
NET INCOME ATTRIBUTABLE TO QUESTAR	$ 40.3	$ 97.5	$110.2	$247.8	$201.6	$496.0
Earnings Per Common Share Attributable To Questar
Basic from continuing operations	$ 0.22	$ 0.17	$ 0.62	$ 0.58	$ 1.13	$ 1.05
Basic from discontinued operations	-	0.39	-	0.84	-	1.80
Basic total	$ 0.22	$ 0.56	$ 0.62	$ 1.42	$ 1.13	$ 2.85
Diluted from continuing operations	$ 0.22	$ 0.16	$ 0.62	$ 0.57	$ 1.13	$ 1.03
Diluted from discontinued operations	-	0.39	-	0.83	-	1.77
Diluted total	$ 0.22	$ 0.55	$ 0.62	$ 1.40	$ 1.13	$ 2.80
Weighted-average common shares outstanding
Used in basic calculation	177.5	175.1	177.2	175.0	177.0	174.6
Used in diluted calculation	178.8	177.6	178.7	177.4	179.0	176.9
Dividends per common share	$0.1525	$ 0.13	$0.305	$ 0.26	$0.585	$0.515

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	June 30, 2010	Dec. 31, 2010
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -	$ 21.8
Federal income taxes receivable	-	-	37.1
Accounts receivable, net	85.1	82.8	122.1
Unbilled gas accounts receivable	15.0	15.3	81.6
Gas stored underground	18.7	20.7	43.7
Materials and supplies	21.5	19.8	19.0
Current regulatory assets	33.2	62.1	53.5
Prepaid expenses and other	9.0	8.0	9.0
Deferred income taxes – current	14.8	14.3	11.8
Total Current Assets	197.3	223.0	399.6
Property, Plant and Equipment	4,759.8	4,456.1	4,642.8
Accumulated depreciation, depletion and amortization	(1,825.5)	(1,689.6)	(1,758.2)
Net Property, Plant and Equipment	2,934.3	2,766.5	2,884.6
Investment in unconsolidated affiliate	27.4	28.2	27.9
Noncurrent regulatory assets	20.5	21.7	21.7
Other noncurrent assets	41.9	37.9	39.8
TOTAL ASSETS	$3,221.4	$3,077.3	$3,373.6

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 4.5	$ 5.8	$ -
Short-term debt	137.0	345.0	242.0
Accounts payable and accrued expenses	136.0	198.3	225.1
Current regulatory liabilities	24.8	7.2	6.0
Current portion of long-term debt	82.0	100.0	182.0
Total Current Liabilities	384.3	656.3	655.1
Long-term debt, less current portion	901.8	731.1	898.5
Deferred income taxes	536.5	396.4	474.7
Asset retirement obligations	65.2	58.3	60.9
Defined benefit pension plan and other postretirement benefits	149.5	179.2	169.5
Customer contributions-in-aid-of-construction	45.8	51.3	45.5
Regulatory and other noncurrent liabilities	32.2	33.9	33.3

COMMON SHAREHOLDERS’ EQUITY
Common stock	506.4	474.5	493.0
Retained earnings	703.2	597.7	647.1
Accumulated other comprehensive (loss)	(103.5)	(101.4)	(104.0)
Total Common Shareholders’ Equity	1,106.1	970.8	1,036.1
TOTAL LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY	$3,221.4	$3,077.3	$3,373.6

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended June 30,
	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$110.2	$249.1
Discontinued operations, net of income taxes	-	(148.2)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation, depletion and amortization	83.1	80.0
Deferred income taxes	58.5	9.1
Share-based compensation	5.9	9.6
Net (gain) from asset sales	(0.1)	-
(Income) from unconsolidated affiliate	(1.9)	(1.9)
Distribution from unconsolidated affiliate	2.4	1.8
(Gain) on interest rate swap	(0.7)	-
Changes in operating assets and liabilities	112.0	56.2
Net Cash Provided By Operating Activities From Continuing Operations	369.4	255.7
--
INVESTING ACTIVITIES
Property, plant and equipment	(143.4)	(139.5)
Equity investment in QEP	-	(250.0)
Cash used in disposition of assets	(1.1)	(1.0)
Proceeds from disposition of assets	0.2	0.5
Change in notes receivable	-	39.3
Net Cash Used In Investing Activities By Continuing Operations	(144.3)	(350.7)
--
FINANCING ACTIVITIES
Common stock issued	5.6	9.3
Common stock repurchased	(2.6)	(8.4)
Change in short-term debt	(105.0)	176.0
Change in notes payable	-	(52.9)
Long-term debt repaid	(100.0)	-
Long-term debt issuance costs	-	(2.9)
Checks outstanding in excess of cash balances	4.5	5.8
Dividends paid	(54.1)	(45.5)
Tax benefits from share-based compensation	4.7	2.1
Net Cash Provided By (Used In) Financing Activities By Continuing Operations	(246.9)	83.5
CASH USED IN CONTINUING OPERATIONS	(21.8)	(11.5)
Cash provided by operating activities of discontinued operations	-	468.2
Cash used in investing activities of discontinued operations	-	(598.6)
Cash provided by financing activities of discontinued operations	-	111.1
Effect of change in cash and cash equivalents of discontinued operations	-	19.3
Change in cash and cash equivalents	(21.8)	(11.5)
Beginning cash and cash equivalents	21.8	11.5
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
REVENUES
From unaffiliated customers	$50.5	$48.2	$98.8	$95.9	$200.1	$184.1
From affiliated companies	18.7	18.5	37.3	37.3	74.0	73.4
Total Revenues	69.2	66.7	136.1	133.2	274.1	257.5
--
OPERATING EXPENSES
Operating and maintenance	10.3	10.3	18.9	18.1	42.2	40.5
General and administrative	11.1	10.4	24.2	21.0	44.2	39.8
Depreciation and amortization	12.8	11.8	25.1	23.6	48.9	46.2
Other taxes	2.3	2.4	5.4	4.8	9.6	9.0
Cost of goods sold (excluding operating expenses shown separately)	1.0	0.5	1.6	1.0	3.0	1.5
Total Operating Expenses	37.5	35.4	75.2	68.5	147.9	137.0
Net gain from asset sales	-	-	0.1	0.1	0.8	0.3
OPERATING INCOME	31.7	31.3	61.0	64.8	127.0	120.8
Interest and other income	0.1	0.2	1.0	0.3	1.1	2.2
Income from unconsolidated affiliate	1.0	0.9	1.9	1.9	3.8	3.8
Interest expense	(6.8)	(7.3)	(13.9)	(14.7)	(28.0)	(29.4)
INCOME BEFORE INCOME TAXES	26.0	25.1	50.0	52.3	103.9	97.4
Income taxes	(9.4)	(9.2)	(18.1)	(19.2)	(37.7)	(35.8)
NET INCOME	$16.6	$15.9	$31.9	$33.1	$ 66.2	$ 61.6

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2011	June 30, 2010	Dec. 31, 2010
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 0.2	$ 0.5	$ 5.3
Notes receivable from Questar	-	49.5	30.3
Accounts receivable, net	19.2	16.8	20.2
Accounts receivable from affiliates	19.6	15.1	16.2
Materials and supplies	7.0	7.2	7.2
Prepaid expenses and other	4.1	4.7	5.2
Deferred income taxes – current	1.2	0.7	1.2
Total Current Assets	51.3	94.5	85.6
Property, Plant and Equipment	1,739.4	1,633.2	1,711.1
Accumulated depreciation and amortization	(569.2)	(525.5)	(545.0)
Net Property, Plant and Equipment	1,170.2	1,107.7	1,166.1
Investment in unconsolidated affiliate	27.4	28.2	27.9
Goodwill	4.2	4.2	4.2
Regulatory and other noncurrent assets	8.3	10.4	9.6
TOTAL ASSETS	$1,261.4	$1,245.0	$1,293.4
--
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 49.3	$ -	$ -
Accounts payable and accrued expenses	25.7	29.0	42.4
Accounts payable to affiliates	2.8	2.9	4.7
Current regulatory liabilities	3.5	4.8	3.2
Current portion of long-term debt	80.0	100.0	180.0
Total Current Liabilities	161.3	136.7	230.3
Long-term debt, less current portion	281.0	361.1	280.9
Deferred income taxes	198.8	165.5	180.1
Regulatory and other noncurrent liabilities	15.6	15.4	15.3
--
COMMON SHAREHOLDER’S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	344.9	343.3	344.0
Retained earnings	252.7	216.4	236.2
Accumulated other comprehensive income	0.5	-	-
Total Common Shareholder’s Equity	604.7	566.3	586.8
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,261.4	$1,245.0	$1,293.4

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	6 Months Ended June 30,
	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$31.9	$33.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.6	24.9
Deferred income taxes	18.4	3.1
Share-based compensation	0.9	0.6
Net (gain) from asset sales	(0.1)	(0.1)
(Income) from unconsolidated affiliate	(1.9)	(1.9)
Distribution from unconsolidated affiliate	2.4	1.8
Changes in operating assets and liabilities	(6.5)	5.5
Net Cash Provided By Operating Activities	71.7	67.0
--
INVESTING ACTIVITIES
Property, plant and equipment	(40.9)	(48.7)
Cash used in disposition of assets	(0.1)	(0.2)
Proceeds from disposition of assets	-	0.1
Net Cash Used In Investing Activities	(41.0)	(48.8)
--
FINANCING ACTIVITIES
Change in notes receivable from Questar	30.3	(6.8)
Change in notes payable to Questar	49.3	(0.2)
Long-term debt repaid	(100.0)	-
Dividends paid	(15.4)	(14.5)
Net Cash Used In Financing Activities	(35.8)	(21.5)
Change in cash and cash equivalents	(5.1)	(3.3)
Beginning cash and cash equivalents	5.3	3.8
Ending cash and cash equivalents	$ 0.2	$ 0.5

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
REVENUES
From unaffiliated customers	$164.0	$148.6	$577.9	$509.3	$970.4	$884.0
From affiliated company	1.0	0.1	1.8	0.4	2.5	0.9
Total Revenues	165.0	148.7	579.7	509.7	972.9	884.9
--
OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	109.8	96.5	398.5	333.5	657.2	577.4
Operating and maintenance	24.4	24.5	61.8	63.5	112.7	116.9
General and administrative	10.2	11.5	24.8	22.8	51.9	44.9
Depreciation and amortization	10.9	11.2	21.8	22.3	43.2	44.4
Other taxes	4.0	3.9	8.3	7.9	14.5	13.5
Total Operating Expenses	159.3	147.6	515.2	450.0	879.5	797.1
OPERATING INCOME	5.7	1.1	64.5	59.7	93.4	87.8
Interest and other income	1.3	1.7	2.9	3.2	6.4	6.9
Interest expense	(6.5)	(6.5)	(13.1)	(13.3)	(26.0)	(26.9)
INCOME (LOSS) BEFORE INCOME TAXES	0.5	(3.7)	54.3	49.6	73.8	67.8
Income taxes	(0.1)	1.5	(20.5)	(18.7)	(27.0)	(25.1)
NET INCOME (LOSS)	$ 0.4	($ 2.2)	$ 33.8	$ 30.9	$ 46.8	$ 42.7

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)
	June 30, 2011	June 30, 2010	Dec. 31, 2010
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -	$ 4.7
Accounts receivable, net	50.3	47.6	93.0
Unbilled gas accounts receivable	14.7	15.2	81.5
Accounts receivable from affiliates	1.8	2.3	4.5
Gas stored underground	18.7	19.2	43.3
Materials and supplies	10.3	8.3	7.9
Current regulatory assets	33.1	61.0	52.7
Prepaid expenses and other	3.3	2.4	2.9
Deferred income taxes – current	4.3	3.6	1.3
Total Current Assets	136.5	159.6	291.8
Property, Plant and Equipment	1,856.1	1,760.7	1,817.6
Accumulated depreciation and amortization	(734.9)	(702.8)	(721.3)
Net Property, Plant and Equipment	1,121.2	1,057.9	1,096.3
Noncurrent regulatory assets	14.8	15.2	15.0
Goodwill	5.6	5.6	5.6
Other noncurrent assets	2.4	6.7	2.6
TOTAL ASSETS	$1,280.5	$1,245.0	$1,411.3
--
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$2.9	$4.1	$ -
Notes payable to Questar	44.0	53.9	153.6
Accounts payable and accrued expenses	56.7	81.8	108.3
Accounts payable to affiliates	36.2	50.5	53.6
Customer advances	9.7	10.3	26.2
Current regulatory liabilities	21.3	2.4	2.8
Current portion of long-term debt	2.0	-	2.0
Total Current Liabilities	172.8	203.0	346.5
Long-term debt, less current portion	368.0	370.0	368.0
Deferred income taxes	253.7	198.4	230.3
Customer contributions-in-aid-of-construction	45.8	51.3	45.5
Regulatory and other noncurrent liabilities	5.5	6.0	5.5
--
COMMON SHAREHOLDER’S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	150.9	149.7	150.3
Retained earnings	260.8	243.6	242.2
Total Common Shareholder’s Equity	434.7	416.3	415.5
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,280.5	$1,245.0	$1,411.3

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	6 Months Ended June 30,
	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$33.8	$30.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.0	24.4
Deferred income taxes	20.4	9.4
Share-based compensation	0.6	0.8
Changes in operating assets and liabilities	94.4	22.0
Net Cash Provided By Operating Activities	173.2	87.5
--
INVESTING ACTIVITIES
Property, plant and equipment	(55.2)	(50.9)
Cash used in disposition of assets	(1.0)	(0.8)
Proceeds from disposition of assets	0.2	0.4
Net Cash Used In Investing Activities	(56.0)	(51.3)
--
FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	2.9	4.1
Change in notes payable to Questar	(109.6)	(33.1)
Dividends paid	(15.2)	(14.4)
Net Cash Used In Financing Activities	(121.9)	(43.4)
Change in cash and cash equivalents	(4.7)	(7.2)
Beginning cash and cash equivalents	4.7	7.2
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR CORPORATION

QUESTAR PIPELINE COMPANY

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

Note 1 - Nature of Business

Questar Corporation (Questar or the Company) is a Rockies-based integrated natural gas company with three complementary and wholly-owned lines of business:

- Wexpro Company (Wexpro) develops and produces natural gas from cost-of-service reserves for Questar Gas.

- Questar Pipeline Company (Questar Pipeline) operates interstate natural gas pipelines and storage facilities in the western

     United States and provides other energy services.

- Questar Gas Company (Questar Gas) provides retail natural gas distribution in Utah, Wyoming and Idaho.

Questar is headquartered in Salt Lake City, Utah. Shares of Questar common stock trade on the New York Stock Exchange (NYSE:STR).

Note 2 - Basis of Presentation of Interim Financial Statements

The interim financial statements contain the accounts of Questar and its wholly-owned subsidiaries. The financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for Quarterly Reports on Form 10-Q and Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of the financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three-, six- and 12-months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Questar uses the equity method to account for its investment in an unconsolidated affiliate where it does not have control, but has significant influence. White River Hub, LLC is a limited liability company and FERC-regulated transporter of natural gas. Questar Pipeline owns 50% of White River Hub, LLC and is the operator. Generally, the investment in White River Hub, LLC on the Company’s balance sheets equals the Company’s proportionate share of equity reported by White River Hub, LLC. The investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

Note 3 – Comprehensive Income

Comprehensive income (loss) attributable to Questar is the sum of net income attributable to Questar as reported in the Consolidated Statements of Income and net other comprehensive income (loss). Net other comprehensive income (loss) includes recognition of the under-funded position of the defined benefit pension plan and other postretirement benefits (employee benefits); changes in the market value of long-term investments, interest rate cash flow hedges, and commodity-based derivative instruments; and income taxes. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized when the pension or other postretirement benefit costs are accrued, when the long-term investment is sold or otherwise realized, when the Company begins recording interest expense for the hedged interest payments and when gas, oil or NGL underlying the derivative instrument is sold. Consolidated comprehensive income (loss) attributable to Questar is shown below:

Questar 2011 Form 10-Q

	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Net income	$40.3	$ 98.2	$110.2	$249.1	$201.6	$498.8
Other comprehensive income (loss)
Employee benefits	-	25.5	-	25.5	(4.0)	73.3
Long-term investment	-	-	-	0.1	-	0.1
Interest rate cash flow hedges	0.8	-	0.8	-	0.8	-
Discontinued operations
Change in unrealized fair value of derivatives held by QEP	-	(437.9)	-	(138.7)	-	(403.8)
Income taxes	(0.3)	153.3	(0.3)	42.0	1.1	122.3
Net other comprehensive income (loss)	0.5	(259.1)	0.5	(71.1)	(2.1)	(208.1)
Comprehensive income (loss)	40.8	(160.9)	110.7	178.0	199.5	290.7
Discontinued operations, noncontrolling interest	-	(0.7)	-	(1.3)	-	(2.8)
Comprehensive income (loss) attributable to Questar	$40.8	($161.6)	$110.7	$176.7	$199.5	$287.9

The components of Accumulated Other Comprehensive Income (Loss) (AOCI), net of income taxes, shown on Questar’s Condensed Consolidated Balance Sheets are as follows:

	June 30, 2011	June 30, 2010	Dec. 31, 2010
	(in millions)
Employee benefits	($104.1)	($101.5)	($104.1)
Long-term investment	0.1	0.1	0.1
Interest rate cash flow hedges	0.5	-	-
Accumulated Other Comprehensive (Loss)	($103.5)	($101.4)	($104.0)

Comprehensive income for Questar Pipeline is the sum of net income as reported in the Consolidated Statements of Income and net other comprehensive income. Net other comprehensive income includes interest rate cash flow hedges and income taxes. This transaction is not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized when the company begins recording interest expense for the hedged interest payments. Consolidated comprehensive income for Questar Pipeline is shown in the following table:

	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Net income	$16.6	$15.9	$31.9	$33.1	$66.2	$61.6
Other comprehensive income
Interest rate cash flow hedges	0.8	-	0.8	-	0.8	-
Income taxes	(0.3)	-	(0.3)	-	(0.3)	-
Net other comprehensive income	0.5	-	0.5	-	0.5	-
Comprehensive income	$17.1	$15.9	$32.4	$33.1	$66.7	$61.6

The component of AOCI, net of income taxes, shown on Questar Pipeline’s Condensed Consolidated Balance Sheet is as follows:

June 30, 2011
(in millions)
Interest rate cash flow hedges	$0.5
Accumulated Other Comprehensive Income	$0.5

Questar 2011 Form 10-Q

Note 4 - Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income attributable to Questar by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of restricted stock units and performance shares that are part of the Company’s Long-Term Stock Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Weighted-average basic common shares outstanding	177.5	175.1	177.2	175.0	177.0	174.6
Potential number of shares issuable under the Company’s LTSIP	1.3	2.5	1.5	2.4	2.0	2.3
Weighted average diluted common shares outstanding	178.8	177.6	178.7	177.4	179.0	176.9

Note 5 - Asset Retirement Obligations

Questar records asset retirement obligations (ARO) when there are legal obligations associated with the retirement of tangible long-lived assets. At Questar, ARO apply primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. The fair value of retirement costs are estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. Income or expense resulting from the settlement of ARO liabilities is included in net gain (loss) from asset sales on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in Questar’s ARO from the Consolidated Balance Sheets for the six months ended June 30 were as follows:

	2011	2010
	(in millions)
ARO liability at December 31	$60.9	$65.0
Accretion	1.5	1.4
Liabilities incurred	0.6	0.4
Revisions	2.4	(8.3)
Liabilities settled	(0.2)	(0.2)
ARO liability at June 30	$65.2	$58.3

Wexpro collects from Questar Gas and deposits in trust certain funds related to estimated ARO costs. The funds amounted to $13.7 million at June 30, 2011, and $12.5 million at June 30, 2010. The funds are recorded in other noncurrent assets on the Condensed Consolidated Balance Sheets and used to satisfy retirement obligations as the properties are abandoned. The accounting treatment of reclamation activities associated with ARO for properties administered under the long-standing Wexpro Agreement is defined in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Public Service Commission of Wyoming (PSCW).

Note 6 - Fair Value Measurements

Questar measures and discloses fair values in accordance with the provisions of the accounting standards for Fair Value Measurements and Disclosures. The standards establish a fair-value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

The following tables disclose the carrying amount and related fair value of certain financial instruments not disclosed in other notes to the financial statements in this Quarterly Report on Form 10-Q:

Questar 2011 Form 10-Q

Questar

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	June 30, 2011		June 30, 2010		December 31, 2010
	(in millions)
Financial assets
Cash and cash equivalents	$ -	$ -	$ -	$ -	$ 21.8	$ 21.8
Long-term investment	13.7	13.7	12.5	12.5	13.1	13.1
Financial liabilities
Checks outstanding in excess of cash balances	4.5	4.5	5.8	5.8	-	-
Short-term debt	137.0	137.0	345.0	345.0	242.0	242.0
Long-term debt, including current portion	$983.8	$1,085.7	$831.1	$898.0	$1,080.5	$1,173.8

The carrying amounts of cash and cash equivalents, checks outstanding in excess of cash balances, and short-term debt approximate fair value. The long-term investment is recorded at fair value and consists of money market and short-term bond index mutual funds held in Wexpro's trust (see Note 5). The fair value of the long-term investment is based on quoted prices for the underlying funds, and is considered a Level 1 fair value measurement. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit-risk adjusted borrowing rates.

The fair values of the Company’s derivative instruments are the same as their carrying amounts, and are disclosed in Note 7. The fair values of derivative instruments, which consist entirely of spot and forward-starting interest rate swaps, are estimated using a standard discounted cash flow model using observable market-based forward interest rates obtained from third-party financial institutions, and are considered Level 2 fair value measurements.

Questar Pipeline

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	June 30, 2011		June 30, 2010		December 31, 2010
	(in millions)
Financial assets
Cash and cash equivalents	$ 0.2	$ 0.2	$ 0.5	$ 0.5	$ 5.3	$ 5.3
Notes receivable from Questar	-	-	49.5	49.5	30.3	30.3
Financial liabilities
Notes payable to Questar	49.3	49.3	-	-	-	-
Long-term debt, including current portion	$361.0	$405.3	$461.1	$490.1	$460.9	$501.9

The carrying amounts of cash and cash equivalents, notes receivable from Questar and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit-risk adjusted borrowing rates.

The fair values of the company’s derivative instruments are the same as their carrying amounts, and are disclosed in Note 7. The fair values of derivative instruments, which consist entirely of forward-starting interest rate swaps, are estimated using a standard discounted cash flow model using observable market-based forward interest rates obtained from third-party financial institutions, and are considered Level 2 fair value measurements.

Questar 2011 Form 10-Q

Questar Gas

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	June 30, 2011		June 30, 2010		December 31, 2010
	(in millions)
Financial assets
Cash and cash equivalents	$ -	$ -	$ -	$ -	$ 4.7	$ 4.7
Financial liabilities
Checks outstanding in excess of cash balances	2.9	2.9	4.1	4.1	-	-
Notes payable to Questar	44.0	44.0	53.9	53.9	153.6	153.6
Long-term debt, including current portion	$370.0	$424.2	$370.0	$407.9	$370.0	$425.3

The carrying amounts of cash and cash equivalents, checks outstanding in excess of cash balances and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Gas's current credit-risk adjusted borrowing rates.

Note 7 – Derivative Instruments and Hedging Activities

Questar and its subsidiaries may enter into derivative instruments to manage exposure to changes in current and future market interest rates. In order to mitigate its exposure to changes in the fair value of its fixed-rate corporate debt resulting from changes in benchmark interest rates, in the second quarter of 2011 Questar executed a fixed-to-floating interest rate swap transaction with a counterparty and converted $125.0 million of its 2.75% fixed rate long-term debt to floating rate debt. The 2.75% rate was swapped for a London Interbank Offered Rate (LIBOR)-based floating rate that is determined at the beginning of August and February each year until maturity of the notes in 2016. This swap is accounted for as a fair value hedge under the accounting standards for derivatives and hedging.

Also in the second quarter of 2011, Questar Pipeline entered into forward starting swaps totaling $100.0 million at a weighted average fixed interest rate of 4.03%. Under these swaps, Questar Pipeline pays fixed and receives floating interest rates. These swaps effectively fix a portion of the cash flows related to interest payments on up to $250.0 million of 30-year fixed-rate debt expected to be issued in the second half of 2011 at market interest rates prevailing at the time the instruments were executed. These forward-starting swaps are accounted for as cash flow hedges under derivative and hedge accounting standards.

All derivative instruments are required to be recorded on the balance sheet as either assets or liabilities measured at their fair values. The designation of a derivative instrument as a hedge and its ability to meet hedge accounting criteria determines how the changes in fair value of the derivative instrument are reflected in the consolidated financial statements. A derivative instrument qualifies for fair value hedge accounting if, at inception and throughout its life, the derivative is expected to be highly effective in offsetting the changes in fair value of the hedged debt attributable to the hedged interest rate. Changes in the fair value of a derivative instrument qualifying and designated as a fair value hedge as well as the offsetting changes in the fair value of the hedged debt attributable to the hedged interest rate are recorded currently in the Consolidated Statements of Income. A derivative instrument qualifies for cash flow hedge accounting if, at inception and throughout its life, the derivative is expected to be highly effective in offsetting the changes in expected cash flows of the hedged interest payments. Changes in the fair value of a derivative instrument qualifying and designated as a cash flow hedge are initially recorded as a component of AOCI on the Condensed Consolidated Balance Sheets for the hedge’s effective portion and subsequently reclassified to earnings when the Company begins recording interest expense for the hedged interest payments. Ineffective portions of a qualifying and designated cash flow hedge are recorded currently in earnings.

Questar is not a party to any derivative instruments that do not qualify for hedge accounting designation or that require collateral to be posted by either party prior to settlement. Questar routinely monitors and manages its positions with, and the credit quality of the counterparties to its derivative instruments, all of which are large financial institutions. All derivative instruments are recorded in the Condensed Consolidated Balance Sheets at their fair value on a gross basis. Asset and liability derivative positions with the same counterparty are not netted.

Interest rate swaps and forward-starting interest rate swaps are settled in cash on periodic payment dates with one party paying the other for the net difference between the fixed and floating interest rate for the payment period as specified in the swap agreement, multiplied by the notional amount. Forward-starting interest rate swaps used as cash flow hedges of forecasted fixed-rate debt issuances are terminated and settled in cash when the forecasted debt is issued, with one party paying the other for the swap’s net fair value at the time of settlement. Questar reports cash flows related to derivative instruments qualifying and designated as hedges in the Condensed Consolidated Statements of Cash Flows based upon the nature of the associated hedged items.

Questar 2011 Form 10-Q

The following table presents the pre-tax effects of the derivative instrument designated as a fair value hedge (including the hedged item) on the Consolidated Statements of Income and the derivative instruments designated as cash flow hedges on AOCI:

	Financial Statement	3 Months Ended,	6 Months Ended,	12 Months Ended,
Instrument and Activity	Location of Gain (Loss)	June 30, 2011

Fair Value Hedge
Questar Corporation
Interest rate derivative instrument
Unrealized gain	Interest expense	$ 3.9	$ 3.9	$ 3.9
2.75% notes due 2016
Unrealized loss	Interest expense	(3.9)	(3.9)	(3.9)

Cash Flow Hedges
Questar Pipeline
Interest rate derivative instruments
Deferrals of effective portions	AOCI	$ 0.8	$ 0.8	$ 0.8

There was no ineffectiveness recognized on the fair value hedge or the cash flow hedges for the three-, six- and 12-months ended June 30, 2011. Reclassifications to earnings of amounts reported in AOCI related to the effective portions of cash flow hedges will begin when Questar Pipeline begins recording interest expense on the hedged debt that is expected to be issued in the second half of 2011 and will continue through the maturity of the hedged debt. Based on June 30, 2011 interest rates, the amount expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months is de minimis. As of June 30, 2011, the maximum period over which the Company is hedging its exposure to variability in future cash flows of forecasted transactions is expected to end in the second half of 2011.

The following table discloses the Level 2 fair values of the asset and liability derivative instruments designated as hedges in the Condensed Consolidated Balance Sheets.

Instrument	Balance Sheet Location	June 30, 2011
(in millions)
Assets
Questar Corporation
Interest rate derivative instrument	Prepaid expenses and other	$ 0.7
Interest rate derivative instrument	Other noncurrent assets	3.2
Questar Pipeline
Interest rate derivative instruments	Prepaid expenses and other	1.0
Consolidated total - derivative assets		$ 4.9

Liabilities
Questar Pipeline
Interest rate derivative instruments	Accounts payable and accrued expenses	$ 0.2
Consolidated total - derivative liabilities		$ 0.2

The following table provides additional information about the Company’s derivative instruments:

Questar 2011 Form 10-Q

Instrument Type	Accounting Treatment	Maturity Date	Weighted-average Fixed Interest Rate[1]	Notional Amount
				(in millions)
Questar Corporation
Interest rate swap – pay floating, receive fixed	Fair Value Hedge	2016	2.75%	$ 125.0
Questar Pipeline
Forward starting interest rate swaps – pay fixed, receive floating	Cash Flow Hedge	2011	4.03%	$ 100.0

1

Floating rates are based on the 3- and 6-month U.S. dollar LIBOR.

Note 8 - Share-Based Compensation

Questar may issue stock options, restricted shares, restricted stock units and performance shares to certain officers, employees and non-employee directors under its Long-term Stock Incentive Plan (LTSIP). Questar recognizes expense over time as the stock options, restricted shares, restricted stock units and performance shares vest. Total share-based compensation expense amounted to $5.9 million in the first half of 2011 compared to $9.6 million in the first half of 2010. Deferred share-based compensation, representing the unvested value of restricted share awards and restricted stock unit awards, amounted to $7.6 million at June 30, 2011. Deferred share-based compensation is included in common stock on the Condensed Consolidated Balance Sheets. First half cash flow from income tax benefits in excess of recognized compensation expense amounted to $4.7 million in 2011 compared to $2.1 million in 2010. There were 7,561,151 shares available for future grants at June 30, 2011.

The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair-value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model was intended for measuring the value of options traded on an exchange. Questar did not grant any stock options in the first half of 2011.

Unvested stock options decreased by 115,068 shares to 117,794 shares in the first half of 2011. Stock-option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Price Range	Weighted- average Price
Balance at December 31, 2010	2,560,059	$3.70 - $17.35	$7.30
Exercised	(336,059)	3.70 - 13.10	5.44
Balance at June 30, 2011	2,224,000	$3.70 - $17.35	$7.58

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at June 30, 2011	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at June 30, 2011	Weighted-average exercise price	Number unvested at June 30, 2011	Weighted- average exercise price
$3.70 - $ 4.37	1,241,626	1.2	$ 4.10	1,241,626	$ 4.10	-	$ -
7.84 - 12.43	649,174	3.5	11.17	590,177	11.15	58,997	11.40
$13.10 - $17.35	333,200	5.1	13.52	274,403	13.60	58,797	13.10
	2,224,000	2.4	$ 7.58	2,106,206	$ 7.32	117,794	$12.25

Restricted share grants typically vest in equal installments over a three- or four-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at June 30, 2011, was 20 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

Questar 2011 Form 10-Q

	Restricted Shares Outstanding	Price Range	Weighted-average Price
Balance at December 31, 2010	568,707	$11.40 - $20.31	$14.66
Granted	348,127	17.50 - 17.97	17.96
Distributed	(132,791)	11.40 - 20.31	14.08
Forfeited	(6,137)	15.98 - 17.97	16.66
Balance at June 30, 2011	777,906	$11.40 - $17.97	$16.22

Restricted stock unit grants typically vest in equal installments over a three year period from the grant date. At June 30, 2011, Questar’s outstanding restricted stock units totaled 67,940 with a weighted-average price of $15.29 per share and a weighted-average vesting period of 12 months.

In the first quarter of 2011, Questar granted to certain Company executive officers a total of 128,021 performance shares under the terms of the LTSIP. The awards motivate and reward these executives for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each executive officer is subject to adjustment upward or downward based on the Company’s performance over the three-year performance period ending December 31, 2013 with respect to specified performance criteria relative to a specified peer group of companies. The actual performance shares awarded, if any, will be distributed in the first quarter of 2014 so long as such executive officer was employed by the Company or its affiliates as of December 31, 2013. Half of any award will be distributed in shares of Company common stock and half in cash. The Monte Carlo simulation method was used to estimate the grant-date fair value of the performance share awards at $18.23 per share. The liability awards to be settled in cash will be marked-to-market at least annually using the Monte Carlo simulation method. Equity and liability-based performance share compensation expense amounted to $0.4 million in the first half of 2011.

Note 9 - Operations by Line of Business

Questar's three complementary lines of business include Wexpro, which develops and produces natural gas from cost-of-service reserves for Questar Gas; Questar Pipeline, which operates interstate natural gas pipelines and storage facilities; and Questar Gas, which provides retail natural gas distribution in Utah, Wyoming and Idaho. Line-of-business information is presented according to senior management's basis for evaluating performance and considering differences in the nature of products, services and regulation among other factors. In the 2010 periods, separation costs comprised primarily of advisory fees, legal fees and employee severance expenses, were reported at the Corporate line of business. Following is a summary of operations by line of business:

	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Revenues from Unaffiliated Customers
Wexpro	$ 8.4	$ 4.3	$ 16.2	$ 10.5	$ 30.3	$ 22.5
Questar Pipeline	50.5	48.2	98.8	95.9	200.1	184.1
Questar Gas	164.0	148.6	577.9	509.3	970.4	884.0
Total	$222.9	$201.1	$692.9	$615.7	$1,200.8	$1,090.6
--
Revenues from Affiliated Companies
Wexpro	$ 61.1	$ 60.2	$122.0	$120.7	$ 241.5	$ 233.0
Questar Pipeline	18.7	18.5	37.3	37.3	74.0	73.4
Questar Gas	1.0	0.1	1.8	0.4	2.5	0.9
Total	$ 80.8	$ 78.8	$161.1	$158.4	$ 318.0	$ 307.3
--
Operating Income (Loss)
Wexpro	$ 36.1	$ 33.3	$ 70.6	$ 66.1	$ 138.2	$ 131.9
Questar Pipeline	31.7	31.3	61.0	64.8	127.0	120.8
Questar Gas	5.7	1.1	64.5	59.7	93.4	87.8
Corporate	0.2	(9.4)	0.4	(9.5)	0.1	(8.1)
Total	$ 73.7	$ 56.3	$196.5	$181.1	$ 358.7	$ 332.4

Questar 2011 Form 10-Q

--
Income (Loss) From Continuing Operations
Wexpro	$ 23.7	$ 22.0	$ 46.0	$ 43.2	$ 90.9	$ 85.3
Questar Pipeline	16.6	15.9	31.9	33.1	66.2	61.6
Questar Gas	0.4	(2.2)	33.8	30.9	46.8	42.7
Corporate	(0.4)	(7.0)	(1.5)	(6.3)	(2.3)	(6.5)
Total	$ 40.3	$ 28.7	$110.2	$100.9	$ 201.6	$ 183.1

Note 10 - Employee Benefits

Questar has defined-benefit pension and life insurance plans covering a majority of its employees. On July 1, 2010, Questar closed its defined-benefit pension plan to new hires or rehires. The Company previously closed its postretirement medical coverage and life insurance plan to employees hired or rehired after January 1, 1997, and established maximum amounts paid by the Company.

Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified pension plan as determined by the Employee Retirement Income Security Act and Internal Revenue Code. The 2011 estimated qualified pension expense is $22.8 million.

The Company also has a nonqualified pension plan for eligible employees who participate in the qualified pension plan, which provides a "make-up" benefit due to the limits on compensation that can be taken into account in determining benefits under the qualified pension plan. The nonqualified pension plan is unfunded. Claims are paid from the Company general funds. The 2011 nonqualified pension plan expense is estimated to be $0.8 million. Components of the qualified and nonqualified pension expense included in the determination of net income are listed in the table below. The 2010 amounts have not been recast for the Spinoff of QEP.

	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Service cost	$2.2	$2.5	$ 4.4	$ 4.9	$ 8.8	$ 9.8
Interest cost	7.1	7.9	14.2	15.8	27.1	31.1
Expected return on plan assets	(6.3)	(6.4)	(12.6)	(12.8)	(24.2)	(25.4)
Prior service and other costs	0.3	0.3	0.6	0.6	1.1	1.2
Recognized net-actuarial loss	2.6	1.7	5.2	3.5	9.9	7.2
Curtailment costs	-	0.1	-	0.3	2.1	(0.3)
Special-termination benefits	-	-	-	-	-	2.0
Pension expense	$5.9	$6.1	$11.8	$12.3	$24.8	$25.6

The Company currently estimates a $4.8 million expense for postretirement benefits other than pensions in 2011 before $0.8 million for accretion of a regulatory liability. Postretirement benefit expense components are listed in the table below. The 2010 amounts have not been recast for the Spinoff of QEP.

	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Service cost	$0.1	$0.1	$0.3	$0.3	$0.6	$0.6
Interest cost	1.1	1.2	2.2	2.4	4.2	4.6
Expected return on plan assets	(0.6)	(0.6)	(1.3)	(1.1)	(2.6)	(2.2)
Amortization of transition obligation	0.4	0.4	0.9	0.9	1.9	1.9
Amortization of losses	0.2	0.2	0.3	0.4	0.5	0.8
Curtailment costs	-	-	-	-	0.3	-
Accretion of regulatory liability	0.2	0.2	0.4	0.4	0.8	0.8
Postretirement benefits expense	$1.4	$1.5	$2.8	$3.3	$5.7	$6.5

Questar 2011 Form 10-Q

Note 11 – Discontinued Operations

QEP operations are reflected as discontinued operations in this Quarterly Report on Form 10-Q and are summarized below:

	3 Months Ended June 30,	6 Months Ended June 30,	12 Months Ended June 30,
	2010	2010	2010
	(in millions, except per share amounts)
Revenues	$529.7	$1,109.8	$2,157.5
Separation costs	14.0	14.0	14.0
Operating income	127.6	270.5	582.3
--
Discontinued operations, net of income taxes	$ 69.5	$ 148.2	$ 315.7
Discontinued operations, noncontrolling interest	(0.7)	(1.3)	(2.8)
Total discontinued operations, net of income taxes	$ 68.8	$ 146.9	$ 312.9
Earnings Per Common Share Attributable To Questar
Basic from discontinued operations	$ 0.39	$ 0.84	$ 1.80
Diluted from discontinued operations	0.39	0.83	1.77

Note 12 – Recent Accounting Developments

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs) to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between U.S. GAAP and IFRSs. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and are applied prospectively. Early adoption by public entities is not permitted. The Company does not expect adoption of ASU 2011-04 will have a material impact on the Company’s financial position, results of operations or cash flows.

In June of 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income which requires comprehensive income to be presented as either a continuous statement of comprehensive income or two separate but consecutive statements. However, the amendments do not change the items that must be reported in other comprehensive income. The amendments in this ASU are effective for interim and fiscal year periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of these standards will not impact the Company’s financial results or disclosures but will have an impact on the presentation of comprehensive income when adopted.

Note 13 – Subsequent Event

On July 26, 2011, the Questar Board of Directors authorized a $100 million share repurchase program, which will be effective through 2012, to manage the share count back to levels prior to the Spinoff of QEP of approximately 175 million shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2010 Form 10-K and analyzes the changes in the results of operations between the three-, six- and 12-months ended June 30, 2011, and June 30, 2010. For definitions of commonly used terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2010 Form 10-K.

Questar 2011 Form 10-Q

RESULTS OF OPERATIONS

Following are comparisons of income (loss) from continuing operations by line of business:

	3 Months Ended June 30,			6 Months Ended June 30,		12 Months Ended June 30,
	2011	2010	Change	2011	2010	Change	2011	2010	Change
	(in millions, except per share amounts)
Wexpro	$23.7	$22.0	$ 1.7	$ 46.0	$ 43.2	$ 2.8	$ 90.9	$ 85.3	$ 5.6
Questar Pipeline	16.6	15.9	0.7	31.9	33.1	(1.2)	66.2	61.6	4.6
Questar Gas	0.4	(2.2)	2.6	33.8	30.9	2.9	46.8	42.7	4.1
Corporate	(0.4)	(7.0)	6.6	(1.5)	(6.3)	4.8	(2.3)	(6.5)	4.2
Income from continuing operations	$40.3	$28.7	$11.6	$110.2	$100.9	$ 9.3	$201.6	$183.1	$18.5
Earnings from continuing operations per diluted share	$0.22	$0.16	$0.06	$ 0.62	$ 0.57	$0.05	$ 1.13	$ 1.03	$0.10
Average diluted shares	178.8	177.6	1.2	178.7	177.4	1.3	179.0	176.9	2.1

WEXPRO

Wexpro reported income of $23.7 million in the second quarter of 2011 compared to $22.0 million in the second quarter of 2010, an 8% increase. Wexpro earned $46.0 million in the first half of 2011 compared to $43.2 million in the first half of 2010. For the 12 months ended June 30, 2011, Wexpro earned $90.9 million compared to $85.3 million for the year-earlier period. Following is a summary of Wexpro financial and operating results:

	3 Months Ended June 30,		6 Months Ended June 30,			12 Months Ended June 30,
	2011	2010	Change	2011	2010	Change	2011	2010	Change
	(in millions)
Operating Income
Revenues
Operator service fee	$ 61.3	$ 58.5	$ 2.8	$122.4	$119.0	$ 3.4	$242.9	$231.7	$ 11.2
Oil and NGL sales	7.9	6.0	1.9	15.5	12.2	3.3	28.4	23.3	5.1
Other	0.3	-	0.3	0.3	-	0.3	0.5	0.5	-
Total Revenues	69.5	64.5	5.0	138.2	131.2	7.0	271.8	255.5	16.3
Operating expenses
Operating and maintenance	5.2	4.5	0.7	10.6	9.5	1.1	21.3	18.9	2.4
General and administrative	5.6	5.2	0.4	11.8	10.0	1.8	22.3	18.5	3.8
Depreciation, depletion and amortization	15.2	14.4	0.8	31.3	30.3	1.0	63.1	60.5	2.6
Production and other taxes	6.4	7.0	(0.6)	12.1	14.8	(2.7)	24.1	24.4	(0.3)
Oil income sharing	1.0	0.1	0.9	1.8	0.4	1.4	2.5	0.9	1.6
Total Operating Expenses	33.4	31.2	2.2	67.6	65.0	2.6	133.3	123.2	10.1
Net (loss) from asset sales	-	-	-	-	(0.1)	0.1	(0.3)	(0.4)	0.1
Operating Income	$ 36.1	$ 33.3	$ 2.8	$ 70.6	$ 66.1	$ 4.5	$138.2	$131.9	$ 6.3
Operating Statistics
Production volumes
Natural gas (Bcf)	11.8	12.1	(0.3)	24.5	25.1	(0.6)	49.6	48.5	1.1
Oil and NGL (MMbbl)	0.1	0.1	-	0.2	0.2	-	0.4	0.4	-
Oil and NGL average sales price (per bbl)	$90.33	$64.12	$26.21	$85.71	$64.29	$21.42	$75.92	$60.64	$15.28
Investment base at June 30 (in millions)	$443.5	$436.2	$ 7.3

Revenues

Wexpro earned a 20.0% after-tax return on its average investment base for the 12 months ended June 30, 2011. Wexpro 2011 operating results benefited from a higher average investment base compared to the prior-year period. Pursuant to the terms of a long-standing agreement referred to as the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro’s investment base includes its costs of commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. The investment base grew in the 12 months ended

Questar 2011 Form 10-Q

June 30, 2011, but the increase due to investment in commercial wells was partially offset by increased deferred taxes due to bonus depreciation allowed for income tax purposes. Following is a summary of changes in the Wexpro investment base:

	12 Months Ended June 30,
	2011	2010
	(in millions)
Beginning investment base	$436.2	$411.4
Successful development wells	96.0	94.2
Depreciation, depletion and amortization	(59.1)	(55.9)
Deferred income taxes	(29.6)	(13.5)
Ending investment base	$443.5	$436.2

Wexpro produced 11.8 Bcf of cost-of-service natural gas for Questar Gas during the second quarter of 2011, down 2% from the second quarter of 2010. Wexpro produced 24.5 Bcf in the first half of 2011 compared to 25.1 Bcf in the first half of 2010. Wexpro produced 49.6 Bcf of cost of service gas in the 12 months ended June 30, 2011, compared to 48.5 Bcf for the 12 months ended June 30, 2010. On an annual basis, Wexpro natural gas production provides about half of Questar Gas's supply requirements.

Revenues from oil and NGL sales increased 32% in the second quarter of 2011 over the second quarter of 2010, were up 27% in the first half of 2011 over the first half of 2010 and were up 22% in the 12 months ended June 30, 2011 over the year-earlier period. The increases were due to higher sales prices. The increase in revenues was partially offset by higher oil-related expenses and production taxes. Increased oil and NGL sales caused an increase in the sharing of oil income with Questar Gas customers under the terms of the Wexpro Agreement.

Expenses

Operating and maintenance expenses were up 16% in the second quarter of 2011, up 12% in the first half of 2011 and up 13% in the 12-month period ended June 30, 2011 compared to prior year periods due to charges from outside operators and increased spending on repairs and maintenance, including well workovers. Operating and maintenance expense per Mcfe was $0.41 in the first half of 2011 compared to $0.36 in the first half of 2010.

General and administrative expenses were higher in the three-, six- and 12-month periods ended June 30, 2011, compared to prior year periods. These increases are due to higher employee and share-based compensation expenses and higher allocation of corporate costs following the Spinoff of QEP.

Production and other taxes were lower in the second quarter of 2011, first half of 2011 and 12 months ended June 30, 2011, compared to the corresponding 2010 periods due to reductions in the value of natural gas, oil and NGL production.

Depreciation, depletion and amortization expense increased 6% in the second quarter of 2011, increased 3% in the first half of 2011 and increased 4% in the 12 months ended June 30, 2011, over the 2010 periods, due to increased investment in natural gas wells and facilities.

QUESTAR PIPELINE

Questar Pipeline reported second quarter 2011 income of $16.6 million compared with $15.9 million in the second quarter of 2010, a 4% increase. Questar Pipeline earned $31.9 million in the first half of 2011, down 4% from $33.1 million in the first half of 2010. Questar Pipeline earned $66.2 million in the 12 months ended June 30, 2011, compared to $61.6 million in the 12 months ended June 30, 2010. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,		12 Months Ended June 30,
	2011	2010	Change	2011	2010	Change	2011	2010	Change
	(in millions)
Operating Income
Revenues
Transportation	$ 49.1	$ 47.4	$ 1.7	$ 96.8	$ 94.4	$ 2.4	$191.1	$181.6	$ 9.5
Storage	9.5	9.3	0.2	19.2	18.9	0.3	37.9	38.4	(0.5)
NGL sales - transportation	2.2	2.4	(0.2)	4.8	4.4	0.4	12.7	7.6	5.1
NGL sales - field services	2.8	3.1	(0.3)	4.8	6.2	(1.4)	10.2	10.2	-
Energy services	4.3	3.7	0.6	8.2	7.1	1.1	15.1	13.6	1.5

Questar 2011 Form 10-Q

Other	1.3	0.8	0.5	2.3	2.2	0.1	7.1	6.1	1.0
Total Revenues	69.2	66.7	2.5	136.1	133.2	2.9	274.1	257.5	16.6
Operating expenses
Operating and maintenance	10.3	10.3	-	18.9	18.1	0.8	42.2	40.5	1.7
General and administrative	11.1	10.4	0.7	24.2	21.0	3.2	44.2	39.8	4.4
Depreciation and amortization	12.8	11.8	1.0	25.1	23.6	1.5	48.9	46.2	2.7
Other taxes	2.3	2.4	(0.1)	5.4	4.8	0.6	9.6	9.0	0.6
Cost of sales	1.0	0.5	0.5	1.6	1.0	0.6	3.0	1.5	1.5
Total Operating Expenses	37.5	35.4	2.1	75.2	68.5	6.7	147.9	137.0	10.9
Net gain from asset sales	-	-	-	0.1	0.1	-	0.8	0.3	0.5
Operating Income	$ 31.7	$ 31.3	$ 0.4	$ 61.0	$ 64.8	($ 3.8)	$127.0	$120.8	$ 6.2
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	159.1	162.7	(3.6)	321.6	318.4	3.2	645.6	624.2	21.4
For Questar Gas	28.7	29.6	(0.9)	71.8	73.6	(1.8)	110.2	115.4	(5.2)
Total Transportation	187.8	192.3	(4.5)	393.4	392.0	1.4	755.8	739.6	16.2
Transportation revenue (per dth)	$ 0.26	$ 0.25	$ 0.01	$ 0.25	$ 0.24	$ 0.01	$ 0.25	$ 0.25	-
Net firm-daily transportation demand at June 30 (in Mdth)	4,987	4,671	316
Natural gas processing
NGL sales (Mbbl)	64	103	(39)	130	184	(54)	373	337	36
NGL sales price (per bbl)	$78.23	$53.43	$24.80	$73.87	$57.47	$16.40	$61.54	$52.79	$8.75

Revenues

As of June 30, 2011, Questar Pipeline had net firm-transportation contracts of 4,987 Mdth per day, including 1,020 Mdth per day from Questar Pipeline’s 50% ownership of White River Hub, compared with 4,671 Mdth per day as of June 30, 2010. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. The increase in transportation revenues in the second quarter of 2011 was due primarily to expansions of the Overthrust Pipeline system that were completed in March 2011. The expansions of Overthrust Pipeline include the increase in compression completed in February 2010 and the 43-mile, 36-inch diameter loop placed in service in February 2011. The compression expansion added 160 Mdth per day of firm-transportation contracts in February 2010 and the loop expansion added 50 Mdth per day in December 2010 and 275 Mdth per day in March 2011.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 901 Mdth per day. The majority of the Questar Gas transportation contracts extend through mid 2017.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from three to nine years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for eight years.

Questar Pipeline charges FERC-approved transportation and storage rates that are based on straight-fixed-variable rate design. Under this rate design, all fixed costs of providing service including depreciation and return on investment are recovered through the demand charge. About 95% of Questar Pipeline costs are fixed and recovered through these demand charges. Questar Pipeline’s earnings are driven primarily by demand revenues from firm shippers. Since only about 5% of operating costs are recovered through volumetric charges, changes in transportation volumes do not have a significant impact on earnings.

NGL volumes decreased 38% in the second quarter of 2011 compared to the second quarter of 2010 and decreased 29% in the first half of 2011 compared to the first half of 2010. The decreases are due to a new third-party processing plant upstream of the company’s Price, Utah processing facilities. NGL volumes were 11% higher in the 12 months ended June 30, 2011, compared to the year-earlier period due to higher liquids content of the gas stream. NGL prices were 46% higher in the second quarter of 2011, 29% higher in the first half of 2011 and 17% higher in the 12 months ended June 30, 2011, compared to year-earlier periods.

Questar 2011 Form 10-Q

Expenses

Operating and maintenance expenses were flat in the second quarter of 2011, increased by 4% in the first half of 2011, and increased by 4% in the 12 months ended June 30, 2011, compared to corresponding 2010 periods. The increased costs are due primarily to the operation of system expansions. General and administrative expenses increased by 7% in the second quarter of 2011, 15% in the first half of 2011 and 11% in the 12 months ended June 30, 2011, compared to corresponding 2010 periods. These increases are due to higher employee and share-based compensation expenses and higher allocation of corporate costs following the Spinoff of QEP. Operating, maintenance, general and administrative expenses per dth transported were $0.11 in the first half of 2011 compared to $0.10 in the first half of 2010.

Other taxes decreased 4% in the second quarter of 2011, increased 13% in the first half of 2011 and increased 7% in the 12 months ended June 30, 2011, compared to year-earlier periods primarily due to higher property taxes driven by increased investment and tax rates.

Depreciation expense was up 8% in the second quarter of 2011, 6% in the first half of 2011 and 6% in the 12 months ended June 30, 2011, compared to the 2010 periods because of system expansions placed into service.

QUESTAR GAS

Questar Gas reported net income of $0.4 million in the second quarter of 2011 compared to a net loss of $2.2 million in the second quarter of 2010. Questar Gas net income was $33.8 million in the first half of 2011 compared to $30.9 million in the first half of 2010. Net income was $46.8 million in the 12 months ended June 30, 2011, compared to $42.7 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year. Following is a summary of Questar Gas financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,		12 Months Ended June 30,
	2011	2010	Change	2011	2010	Change	2011	2010	Change
	(in millions)
Operating Income
Revenues
Residential and commercial sales	$146.1	$131.3	$14.8	$542.9	$473.3	$69.6	$902.6	$825.6	$77.0
Industrial sales	7.1	5.8	1.3	14.5	12.4	2.1	28.8	16.6	12.2
Transportation for industrial customers	2.6	2.5	0.1	5.3	5.4	(0.1)	9.6	11.5	(1.9)
Service	1.4	1.4	-	3.0	3.1	(0.1)	4.7	5.3	(0.6)
Other	7.8	7.7	0.1	14.0	15.5	(1.5)	27.2	25.9	1.3
Total revenues	165.0	148.7	16.3	579.7	509.7	70.0	972.9	884.9	88.0
Cost of natural gas sold	109.8	96.5	13.3	398.5	333.5	65.0	657.2	577.4	79.8
Margin	55.2	52.2	3.0	181.2	176.2	5.0	315.7	307.5	8.2
Other operating expenses
Operating and maintenance	24.4	24.5	(0.1)	61.8	63.5	(1.7)	112.7	116.9	(4.2)
General and administrative	10.2	11.5	(1.3)	24.8	22.8	2.0	51.9	44.9	7.0
Depreciation and amortization	10.9	11.2	(0.3)	21.8	22.3	(0.5)	43.2	44.4	(1.2)
Other taxes	4.0	3.9	0.1	8.3	7.9	0.4	14.5	13.5	1.0
Total other operating expenses	49.5	51.1	(1.6)	116.7	116.5	0.2	222.3	219.7	2.6
Operating income	$ 5.7	$ 1.1	$ 4.6	$ 64.5	$ 59.7	$ 4.8	$ 93.4	$ 87.8	$ 5.6
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	19.3	18.5	0.8	68.2	63.1	5.1	110.9	110.2	0.7
Industrial sales	1.1	1.2	(0.1)	2.3	2.3	-	4.5	3.0	1.5
Transportation for industrial customers	11.1	13.0	(1.9)	25.3	29.5	(4.2)	55.1	57.4	(2.3)
Total industrial	12.2	14.2	(2.0)	27.6	31.8	(4.2)	59.6	60.4	(0.8)
Total deliveries	31.5	32.7	(1.2)	95.8	94.9	0.9	170.5	170.6	(0.1)

Questar 2011 Form 10-Q

Natural gas revenue (per dth)
Residential and commercial sales	$ 7.59	$ 7.11	$ 0.48	$ 7.96	$ 7.50	$0.46	$ 8.14	$ 7.49	$0.65
Industrial sales	6.06	5.15	0.91	6.09	5.57	0.52	6.14	5.70	0.44
Transportation for industrial customers	0.23	0.19	0.04	0.21	0.18	0.03	0.17	0.20	(0.03)
Colder than normal temperatures	53%	35%	18%	14%	7%	7%	5%	9%	(4%)
Temperature-adjusted usage per customer (dth)	17.0	16.5	0.5	67.0	63.1	3.9	110.8	107.6	3.2
Customers at June 30 (thousands)	913.6	905.7	7.9

Margin Analysis

Questar Gas margin (revenues minus gas costs) increased $3.0 million in the second quarter of 2011 compared to the second quarter of 2010; increased $5.0 million in the first half of 2011 compared to the first half of 2010, and increased $8.2 million in the 12 months ended June 30, 2011 compared to the 12 months ended June 30, 2010. Following is a summary of major changes in Questar Gas margin:

	3 Months	6 Months	12 Months
	2010 to 2011	2010 to 2011	2010 to 2011
	(in millions)
Customer growth	$0.4	$1.2	$2.1
General rate increase	0.5	1.5	5.2
Feeder line cost recovery	0.4	1.8	1.8
Demand-side management cost recovery	(0.4)	(2.0)	(3.8)
Recovery of gas-cost portion of bad-debt costs	1.0	1.0	1.7
Other	1.1	1.5	1.2
Increase	$3.0	$5.0	$8.2

On June 30, 2011, Questar Gas served 913,571 customers, up 0.9% from 905,745 at June 30, 2010. This customer growth rate has declined since 2008. Customer growth increased the margin by $0.4 million in the second quarter of 2011, $1.2 million in the first half of 2011 and $2.1 million in the 12 months ended June 30, 2011.

Questar Gas benefited from a conservation-enabling (revenue decoupling) tariff since 2006. Under this tariff, Questar Gas is allowed to earn a margin for each general-service customer. Differences between the margin and the amount billed to customers are recovered from customers or refunded to customers through future rate changes. Because of this tariff, changes in usage per customer do not impact the company’s margin. In addition, a weather-normalization adjustment of customer bills offsets the revenue impact of temperature variations.

On April 8, 2010, the Public Service Commission of Utah (PSCU) approved a settlement in Questar Gas’s Utah general rate case to increase the utility’s allowed return on equity from 10% to 10.35% and to indefinitely extend the existing conservation-enabling (revenue decoupling) tariff. The stipulation agreement increased customer rates by $5.0 million annually effective August 1, 2010. Increased revenues from the case resulted in higher gross margin of $0.5 million in the second quarter of 2011, $1.5 million in the first half of 2011 and $5.2 million in the 12 months ended June 30, 2011.

The stipulation further approves an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multiyear high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. Questar Gas recognized $0.4 million of increased margin due to the infrastructure tracking mechanism in the second quarter of 2011 and $1.8 million in the first half of 2011.

As a partial offset to other margin changes, Questar Gas margin decreased during the three-, six- and 12-month periods ended June 30, 2011, due to lower recovery of demand-side management costs used to promote energy conservation by customers. Changes in the margin contribution from demand-side management recovery revenues are offset by equivalent changes in program expenses.

Expenses

Cost of natural gas sold rose 14% in the second quarter of 2011, 19% in the first half of 2011 and 14% in the 12 months ended June 30, 2011, compared to the same periods of 2010 due to higher volumes and higher rates. Questar Gas received authorization from the PSCU to increase rates by an annualized $48.0 million effective August 1, 2010, to recover higher gas costs. This increase was followed by annualized decreases of $6.6 million effective January 1, 2011 and $13.3 million effective June 1, 2011. Questar Gas

Questar 2011 Form 10-Q

accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of June 30, 2011, Questar Gas had a $19.3 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred.

Operating and maintenance expenses decreased $0.1 million in the second quarter of 2011, decreased $1.7 million in the first half of 2011 and decreased $4.2 million in the 12 months ended June 30, 2011, compared to the same periods of 2010. These decreases included lower demand-side management costs of $0.4 million, $2.0 million and $3.8 million for the three-, six- and 12-month periods respectively. The demand-side management costs are for the company’s energy efficiency program and are recovered from customers through periodic rate changes. General and administrative expenses decreased $1.3 million in the second quarter of 2011, increased $2.0 million in the 2011 first half and increased $7.0 million in the 12 months ended June 30, 2011. These increases are due to higher employee and share-based compensation expenses and higher allocation of corporate costs following the Spinoff of QEP. Cost saving initiatives and higher capitalization of internal labor costs offset these increases in the second quarter of 2011. Operating, maintenance, general and administrative expenses per customer, exclusive of demand-side management costs, were $140 in the 12 months ended June 30, 2011, compared to $134 in the 12 months ended June 30, 2010.

Depreciation expense decreased 3% in the second quarter of 2011, decreased 2% in the first half of 2011 and decreased 3% in the 12 months ended June 30, 2011, compared to the 2010 periods. A reduction of depreciation rates was ordered by the PSCU effective August 1, 2010, which offset increased depreciation from plant additions driven by customer growth and replacement of feeder lines.

Other Consolidated Results

Separation costs

Questar's share of separation costs associated with the June 30, 2010, Spinoff of QEP amounted to $11.5 million. Separation costs were primarily for advisory fees, legal fees and employee severance expenses.

Interest expense

Consolidated interest expense was 6% higher in the second quarter of 2011, 9% higher in the first half of 2011 and 4% higher in the 12 months ended June 30, 2011, compared to the prior-year periods. In June 2010, Questar entered into a new $250.0 million 364-day revolving credit loan agreement and a new $350.0 million multi-year revolving credit agreement to support commercial paper borrowing, which resulted in an increase in commitment fee expense. Questar borrowed $250.0 million in commercial paper and contributed the proceeds to QEP prior to the Spinoff. In December 2010, Questar issued $250.0 million of 2.75% Senior Notes due in 2016 to repay the commercial paper. In the second quarter of 2011, Questar executed a fixed-to-floating interest rate swap transaction to convert $125.0 million of its 2.75% Senior Notes to floating rate debt. This transaction reduced interest expense by $0.7 million for the quarter.

Income taxes

Questar's effective combined federal and state income tax rate was 36.2% in the first half of 2011 and 37.0% in the first half of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities from continuing operations increased 44% in the first half of 2011 compared to the first half of 2010 due primarily to changes in deferred income taxes and operating assets and liabilities. Deferred income taxes increased due to bonus depreciation tax rules, which allow the Company to deduct the cost of certain capital expenditures for income tax purposes. Cash sources from operating assets and liabilities were higher in 2011 due to a liability for over-collected gas purchase costs. Net cash provided by operating activities from continuing operations is presented below:

	6 Months Ended June 30,
	2011	2010	Change
	(in millions)
Income from continuing operations	$110.2	$100.9	$ 9.3
Noncash adjustments to net income	147.2	98.6	48.6
Changes in operating assets and liabilities	112.0	56.2	55.8
Net cash provided by operating activities from continuing operations	$369.4	$255.7	$113.7

Investing Activities

A comparison of capital expenditures of continuing operations for the first half of 2011 and 2010 and a forecast for calendar year 2011 are presented below:

Questar 2011 Form 10-Q

			Forecast
	6 Months Ended June 30,		12 Months Ended December 31,
	2011	2010	2011
	(in millions)
Wexpro	$ 46.5	$ 39.9	$108
Questar Pipeline	40.9	48.7	105
Questar Gas	55.2	50.9	132
Corporate	0.8	-	4
Total capital expenditures of continuing operations	$143.4	$139.5	$349

Financing Activities

Questar issues commercial paper to meet short-term financing requirements. The bank-credit commitments provide back-up credit liquidity support for Questar’s commercial-paper program. Credit commitments under the bank lines totaled $350.0 million at June 30, 2011, with no amounts borrowed. These commitments mature on July 1, 2013. Questar’s commercial paper was $137.0 million at June 30, 2011, down $105.0 million from the balance at December 31, 2010. The decrease was due to cash flow from operations in excess of cash requirements for investing activities. This reduction was partially offset by the repayment of $100.0 million in Questar Pipeline debt during the second quarter of 2011. The Company believes the credit commitments are adequate to support its seasonal working capital requirements during 2011.

Questar Pipeline has an additional $80.0 million and Questar Gas has $2.0 million of long-term debt maturing in the second half of 2011. Questar Pipeline expects to refinance its maturing debt using publicly traded notes and has filed a registration statement with the Securities and Exchange Commission to issue up to $250.0 million of debt. The Company believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

In the second quarter of 2011, Questar Pipeline entered into forward starting swaps totaling $100.0 million at a weighted average fixed interest rate of 4.03%. Under these swaps Questar Pipeline pays fixed and receives floating interest rates. These swaps effectively fix a portion of the cash flows related to interest payments on up to $250.0 million of fixed-rate debt expected to be issued in the second half of 2011 at market interest rates prevailing at the time the instruments were executed.

At June 30, 2011, combined short-term and long-term debt was 50% and equity was 50% of total capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Wexpro operations are subject to various government controls and regulation at the federal, state and local levels. Wexpro must obtain permits to drill and produce, maintain bonding requirements to drill and operate wells, submit and implement spill-prevention plans, and file notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production. Wexpro is also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties. In addition, the Utah Division of Public Utilities has oversight responsibility and retains outside hydrocarbon and accounting monitors to assess the prudence of Wexpro's activities.

Questar Pipeline’s primary market risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on the market’s expectations about future volumes of natural gas likely to be produced in the basins served by Questar Pipeline and changes in market demand for natural gas. On some portions of its pipeline system the company faces the risk that it will not be successful in recontracting capacity under favorable terms once existing contracts expire. Revenue may also be reduced if NGL prices or volumes decline.

Questar Gas’s primary market risk exposures arise from changes in demand for natural gas and competition from other energy sources. The demand for natural gas will vary based on economic conditions, conservation efforts and prices. The temperature-adjusted usage per residential customer has decreased due to more energy efficient appliances and homes, and behavior changes in response to higher natural gas prices. The economic impact of this decline in usage per customer has been offset by the addition of new customers and the conservation-enabling tariff.

Credit Risk

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at June 30, 2011. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, EOG Resources, XTO Energy, Wyoming Interstate Pipeline, EnCana Marketing, PacifiCorp and Anadarko Energy Services.

Questar 2011 Form 10-Q

Questar Gas's primary market area is located in Utah, southwestern Wyoming and southeastern Idaho. Exposure to credit risk may be affected by the concentration of customers in these regions due to changes in economic or other conditions. Customers include individuals and numerous commercial and industrial enterprises that may react differently to changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses.

Interest-Rate Risk Management

On June 30, 2011, Questar had $983.8 million of fixed-rate long-term debt with a fair value of $1,085.7 million with a weighted-average life to maturity of 6.9 years. In the second half of 2011, $82.0 million of this long-term debt will mature. Questar also had $137.0 million of floating-rate debt outstanding in the form of short-maturity commercial paper at June 30, 2011.

In the second quarter of 2011 Questar executed a fixed-to-floating interest rate swap transaction with a counterparty and converted $125.0 million of its 2.75% fixed rate long-term debt to floating rate debt. The 2.75% rate was swapped for a LIBOR-based floating rate that is determined at the beginning of August and February each year until maturity of the notes in 2016. Questar could pay higher interest rates if the LIBOR floating rate increases during the term of these notes.

Also in the second quarter of 2011, Questar Pipeline entered into forward starting swaps totaling $100.0 million at a weighted average fixed interest rate of 4.03%. Under these swaps Questar Pipeline pays fixed and receives floating interest rates. These swaps effectively fix a portion of the cash flows related to interest payments on up to $250.0 million of fixed-rate debt expected to be issued in the second half of 2011 at market interest rates prevailing at the time the instruments were executed. Questar Pipeline may not receive the full benefit of lower interest costs if interest rates were to decline before the fixed-rate debt is issued.

Forward-Looking Statements

This quarterly report may contain or incorporate by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "may" "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, exploration efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

-

the risk factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2010;

-

general economic conditions, including the performance of financial markets and interest rates;

-

changes in industry trends;

-

changes in laws or regulations; and

-

other factors, most of which are beyond the Company's control.

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the Web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on such evaluation, such officers have concluded that, as of June 30, 2011, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Questar 2011 Form 10-Q

Changes in Internal Controls.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six-month period ended June 30, 2011, Questar sold 214,381 shares of its common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan (the “Plan”) for an aggregate consideration of approximately $3.7 million. These shares were issued in lieu of cash dividends that would otherwise have been paid to the Plan participants.

These shares were offered and sold pursuant to an effective registration statement on Form S-3; however, the Company understands there may be an interpretation calling into question whether that registration statement had expired. If these shares were held to be issued without registration in violation of the Securities Act of 1933, as amended (the “Securities Act”), Questar could potentially be required to repurchase the shares sold to purchasers in these offerings at the original purchase price, plus statutory interest from the date of purchase, less dividends received by purchasers on the shares, subject to the statutory limitations period. Questar has determined that, as of the end of the reporting period, the total amount that may be due to purchasers of purportedly unregistered shares would not be material to its financial results.

Although these shares may be held to have been issued and sold without registration under the Securities Act, they were nevertheless validly issued under the Utah Revised Business Corporation Act and Questar’s Amended and Restated Articles of Incorporation and are issued and outstanding for all purposes with all rights (such as voting, dividend and liquidation rights) as all other issued and outstanding shares of Questar’s common stock.

Questar repurchased shares in conjunction with tax-payment elections under the Company Long-term Stock Incentive Plan and rollover shares used in exercising stock options. The following table sets forth the Company's purchases of common stock that occurred during the quarter ended June 30, 2011:

2011	Number of Shares Purchased*	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April	4,165	$17.23	-	-
May	12,522	$17.13	-	-
June	4,307	$17.69	-	-
Total	20,994	$17.26	-	-

*Excludes any fractional shares purchased from terminating participants in the Questar Dividend Reinvestment and Stock Purchase Plan and any shares of restricted stock forfeited when failing to satisfy vesting conditions.

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibits

12.1.

Questar Corporation ratio of earnings to fixed charges.

12.2.

Questar Pipeline Company ratio of earnings to fixed charges.

12.3.

Questar Gas Company ratio of earnings to fixed charges.

31.1.

Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3.

Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar 2011 Form 10-Q

31.4.

Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5.

Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6.

Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.

Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2.

Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.3.

Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.4.

Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.5.

Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.6.

Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS

XBRL Instance.

101.SCH

XBRL Taxonomy.

101.LAB

XBRL Labels.

101.PRE

XBRL Presentation.

101.CAL

XBRL Calculations.

101.DEF

XBRL Definitions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION

QUESTAR PIPELINE COMPANY

QUESTAR GAS COMPANY

(Registrants)

August 8, 2011

/s/Ronald W. Jibson

Ronald W. Jibson

President and Chief Executive Officer, Questar and Questar Gas

August 8, 2011

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer, Questar Pipeline

August 8, 2011

/s/Kevin W. Hadlock

Kevin W. Hadlock

Executive Vice President and Chief Financial Officer,

Questar, Questar Pipeline and Questar Gas

Exhibits List

Exhibits

12.1.

Questar Corporation ratio of earnings to fixed charges.

12.2.

Questar Pipeline Company ratio of earnings to fixed charges.

Questar 2011 Form 10-Q

12.3.

Questar Gas Company ratio of earnings to fixed charges.

31.1.

Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3.

Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4.

Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5.

Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6.

Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.

Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2.

Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.3.

Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.4.

Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.5.

Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.6.

Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS

XBRL Instance.

101.SCH

XBRL Taxonomy.

101.LAB

XBRL Labels.

101.PRE

XBRL Presentation.

101.CAL

XBRL Calculations.

101.DEF

XBRL Definitions.

Questar 2011 Form 10-Q