Form 10-Q/A
period 2011-06-30
QUESTAR GAS CO; QUESTAR CORP; QUESTAR PIPELINE CO
filed 2011-09-02
CIK 68589, 751652, 764044

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

QUESTAR CORPORATION

QUESTAR PIPELINE COMPANY

QUESTAR GAS COMPANY

FORM 10-Q/A

Amendment No.1

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

EXPLANATORY NOTE

This amendment No. 1 for the Quarterly Report on Form 10-Q/A is being filed to clarify that the disclosure in the ITEM 4. CONTROLS AND PROCEDURES applies to all three registrants, Questar Corporation, Questar Pipeline Company and Questar Gas Company.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Chief Executive Officers and Chief Financial Officer of Questar Corporation, Questar Pipeline Company and Questar Gas Company have evaluated the effectiveness of Questar Corporation’s, Questar Pipeline Company’s and Questar Gas Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on such evaluation, such officers have concluded that, as of June 30, 2011, Questar Corporation’s, Questar Pipeline Company’s and Questar Gas Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Questar Corporation, Questar Pipeline Company and Questar Gas Company, including their consolidated subsidiaries, required to be included in Questar Corporation’s, Questar Pipeline Company’s and Questar Gas Company’s reports filed or submitted under the Exchange Act. Questar Corporation’s, Questar Pipeline Company’s and Questar Gas Company’s Chief Executive Officers and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by Questar Corporation, Questar Pipeline Company and Questar Gas Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Questar Corporation’s, Questar Pipeline Company’s and Questar Gas Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in Questar Corporation’s, Questar Pipeline Company’s and Questar Gas Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, Questar Corporation’s,  Questar Pipeline Company’s and Questar Gas Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION

QUESTAR PIPELINE COMPANY

QUESTAR GAS COMPANY

(Registrants)

September 2, 2011

/s/Ronald W. Jibson

Ronald W. Jibson

President and Chief Executive Officer, Questar and Questar Gas

September 2, 2011

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer, Questar Pipeline

September 2, 2011

/s/Kevin W. Hadlock

Kevin W. Hadlock

Executive Vice President and Chief Financial Officer,

Questar, Questar Pipeline and Questar Gas

Questar 2011 Form 10-Q

2