Form 10-Q/A
period 2011-06-30
QUESTAR GAS CO; QUESTAR CORP; QUESTAR PIPELINE CO
filed 2011-09-19
CIK 68589, 751652, 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

QUESTAR CORPORATION

QUESTAR PIPELINE COMPANY

QUESTAR GAS COMPANY

FORM 10-Q/A

Amendment No. 2

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

EXPLANATORY NOTE

This Form 10-Q/A Amendment No. 2 (Amendment No. 2) is being filed to include the certifications required by Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and the certifications required pursuant to 18 U.S.C. Section 1350 which were inadvertently omitted from Form 10-Q/A Amendment No. 1 (Amendment No. 1) filed on September 2, 2011. This Amendment No. 2 repeats in its entirety the disclosure contained in Amendment No. 1. Such disclosure is intended to clarify that the ITEM 4. CONTROLS AND PROCEDURES from our Form 10-Q for the Quarterly Period ended June 30, 2011, applies to all three registrants, Questar Corporation, Questar Pipeline Company and Questar Gas Company.

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

Changes in Internal Controls.

There were no changes in Questar Corporation’s, Questar Pipeline Company’s and Questar Gas Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, Questar Corporation’s, Questar Pipeline Company’s and Questar Gas Company’s internal control over financial reporting

ITEM 6.  EXHIBITS.

Exhibit No.

Exhibits

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

Questar 2011 Form 10-Q/A

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

September 19, 2011

/s/Ronald W. Jibson

Ronald W. Jibson

President and Chief Executive Officer, Questar and Questar Gas

September 19, 2011

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer, Questar Pipeline

September 19, 2011

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

Questar 2011 Form 10-Q/A

2