Form 10-Q
period 2011-09-30
QUESTAR GAS CO; QUESTAR CORP; QUESTAR PIPELINE CO
filed 2011-11-04
CIK 68589, 751652, 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of October 31, 2011:

Questar Corporation	without par value	177,586,806
Questar Pipeline Company	$1.00 per share par value	6,550,843
Questar Gas Company	$2.50 per share par value	9,189,626

Questar Pipeline Company and Questar Gas Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION

QUESTAR PIPELINE COMPANY

QUESTAR GAS COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

31

SIGNATURES

32

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

Questar 2011 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2011	2010	2011	2010	2011	2010
	(in millions, except per share amounts)
REVENUES
Questar Gas	$ 89.8	$ 89.8	$ 667.7	$599.1	$ 970.4	$891.5
Questar Pipeline	50.0	49.3	148.8	145.2	200.8	190.0
Wexpro	6.9	6.1	23.1	16.6	31.1	23.4
Total Revenues	146.7	145.2	839.6	760.9	1,202.3	1,104.9
OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	(30.0)	(23.2)	211.1	153.5	338.5	271.9
Operating and maintenance	35.4	36.8	126.6	127.9	174.5	181.4
General and administrative	24.1	27.2	83.3	78.4	113.4	102.0
Separation costs	-	-	-	11.5	-	11.5
Production and other taxes	13.5	11.9	40.2	39.7	51.1	49.3
Depreciation, depletion and amortization	40.1	38.2	118.4	114.5	157.3	153.3
Total Operating Expenses	83.1	90.9	579.6	525.5	834.8	769.4
Net gain (loss) from asset sales	0.2	0.1	0.3	0.1	0.6	(0.1)
OPERATING INCOME	63.8	54.4	260.3	235.5	368.1	335.4
Interest and other income	3.7	2.9	8.9	8.3	12.3	11.6
Income from unconsolidated affiliate	1.0	0.9	2.9	2.8	3.9	3.8
Interest expense	(13.3)	(14.1)	(44.1)	(42.4)	(58.8)	(56.8)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	55.2	44.1	228.0	204.2	325.5	294.0
Income taxes	(19.1)	(16.4)	(81.7)	(75.6)	(115.5)	(110.0)
INCOME FROM CONTINUING OPERATIONS	36.1	27.7	146.3	128.6	210.0	184.0
Discontinued operations, net of income taxes	-	-	-	148.2	-	243.7
Discontinued operations, noncontrolling interest	-	-	-	(1.3)	-	(2.2)
Total Discontinued Operations, Net Of Income Taxes	-	-	-	146.9	-	241.5
NET INCOME ATTRIBUTABLE TO QUESTAR	$ 36.1	$ 27.7	$ 146.3	$275.5	$ 210.0	$425.5
Earnings Per Common Share Attributable To Questar
Basic from continuing operations	$ 0.21	$ 0.15	$ 0.83	$ 0.73	$ 1.19	$ 1.04
Basic from discontinued operations	-	-	-	0.84	-	1.39
Basic total	$ 0.21	$ 0.15	$ 0.83	$ 1.57	$ 1.19	$ 2.43
Diluted from continuing operations	$ 0.20	$ 0.15	$ 0.82	$ 0.72	$ 1.17	$ 1.04
Diluted from discontinued operations	-	-	-	0.83	-	1.36
Diluted total	$ 0.20	$ 0.15	$ 0.82	$ 1.55	$ 1.17	$ 2.40
Weighted-average common shares outstanding
Used in basic calculation	177.5	175.5	177.3	175.2	177.1	174.9
Used in diluted calculation	178.9	178.2	178.7	177.7	178.8	177.3
Dividends per common share	$0.1525	$ 0.14	$0.4575	$ 0.40	$0.5975	$ 0.53

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Sept. 30, 2011	Sept. 30, 2010	Dec. 31, 2010
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -	$ 21.8
Federal income taxes receivable	5.0	22.7	37.1
Accounts receivable, net	69.8	56.3	122.1
Unbilled gas accounts receivable	12.6	13.9	81.6
Gas stored underground	49.6	53.9	43.7
Materials and supplies	24.4	18.7	19.0
Current regulatory assets	38.3	84.6	53.5
Prepaid expenses and other	6.1	8.5	9.0
Deferred income taxes – current	14.4	14.3	11.8
Total Current Assets	220.2	272.9	399.6
Property, Plant and Equipment	4,869.4	4,531.9	4,642.8
Accumulated depreciation, depletion and amortization	(1,858.4)	(1,726.0)	(1,758.2)
Net Property, Plant and Equipment	3,011.0	2,805.9	2,884.6
Investment in unconsolidated affiliate	27.6	28.2	27.9
Noncurrent regulatory assets	21.9	22.3	21.7
Other noncurrent assets	47.7	37.8	39.8
TOTAL ASSETS	$3,328.4	$3,167.1	$3,373.6

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 9.6	$ 5.4	$ -
Short-term debt	278.0	395.0	242.0
Accounts payable and accrued expenses	206.8	187.0	225.1
Current regulatory liabilities	3.2	6.0	6.0
Current portion of long-term debt	25.0	182.0	182.0
Total Current Liabilities	522.6	775.4	655.1
Long-term debt, less current portion	881.4	649.1	898.5
Deferred income taxes	548.5	418.9	474.7
Asset retirement obligations	64.5	59.4	60.9
Defined benefit pension plan and other postretirement benefits	148.2	201.4	169.5
Customer contributions-in-aid-of-construction	33.8	51.3	45.5
Regulatory and other noncurrent liabilities	35.4	37.2	33.3

COMMON SHAREHOLDERS’ EQUITY
Common stock	508.6	482.2	493.0
Retained earnings	712.2	617.1	647.1
Accumulated other comprehensive (loss)	(126.8)	(124.9)	(104.0)
Total Common Shareholders’ Equity	1,094.0	974.4	1,036.1
TOTAL LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY	$3,328.4	$3,167.1	$3,373.6

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended Sept. 30,
	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$146.3	$276.8
Discontinued operations, net of income taxes	-	(148.2)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation, depletion and amortization	125.5	120.5
Deferred income taxes	84.6	46.1
Share-based compensation	8.0	13.3
Net (gain) from asset sales	(0.3)	(0.1)
(Income) from unconsolidated affiliate	(2.9)	(2.8)
Distribution from unconsolidated affiliate	3.2	2.7
Changes in operating assets and liabilities	81.5	(24.7)
Net Cash Provided By Operating Activities From Continuing Operations	445.9	283.6
--
INVESTING ACTIVITIES
Property, plant and equipment	(255.2)	(210.2)
Equity investment in QEP	-	(250.0)
Cash used in disposition of assets	(1.8)	(1.4)
Proceeds from disposition of assets and other	0.3	0.6
Change in notes receivable	-	39.3
Distribution from QEP	-	15.7
Net Cash Used In Investing Activities By Continuing Operations	(256.7)	(406.0)
--
FINANCING ACTIVITIES
Common stock issued	6.4	12.1
Common stock repurchased	(3.8)	(9.2)
Change in short-term debt	36.0	226.0
Change in notes payable	-	(52.9)
Long-term debt repaid	(182.0)	-
Long-term debt issuance costs	(1.3)	(3.0)
Checks outstanding in excess of cash balances	9.6	5.4
Dividends paid	(81.2)	(70.1)
Tax benefits from share-based compensation	5.3	2.6
Net Cash Provided By (Used In) Financing Activities By Continuing Operations	(211.0)	110.9
CASH USED IN CONTINUING OPERATIONS	(21.8)	(11.5)
Cash provided by operating activities of discontinued operations	-	483.9
Cash used in investing activities of discontinued operations	-	(598.6)
Cash provided by financing activities of discontinued operations	-	95.4
Effect of change in cash and cash equivalents of discontinued operations	-	19.3
Change in cash and cash equivalents	(21.8)	(11.5)
Beginning cash and cash equivalents	21.8	11.5
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
REVENUES
From unaffiliated customers	$50.0	$49.3	$148.8	$145.2	$200.8	$190.0
From affiliated companies	18.5	18.2	55.8	55.5	74.3	74.1
Total Revenues	68.5	67.5	204.6	200.7	275.1	264.1
--
OPERATING EXPENSES
Operating and maintenance	9.2	11.2	28.1	29.3	40.2	41.6
General and administrative	9.5	9.9	33.7	30.9	43.8	40.4
Depreciation and amortization	12.8	11.8	37.9	35.4	49.9	47.1
Other taxes	2.6	2.2	8.0	7.0	10.0	9.0
Cost of goods sold (excluding operating expenses shown separately)	0.7	0.6	2.3	1.6	3.1	1.8
Total Operating Expenses	34.8	35.7	110.0	104.2	147.0	139.9
Net gain from asset sales	0.2	0.1	0.3	0.2	0.9	0.3
OPERATING INCOME	33.9	31.9	94.9	96.7	129.0	124.5
Interest and other income	0.2	-	1.2	0.3	1.3	1.7
Income from unconsolidated affiliate	1.0	0.9	2.9	2.8	3.9	3.8
Interest expense	(5.6)	(7.1)	(19.5)	(21.8)	(26.5)	(29.1)
INCOME BEFORE INCOME TAXES	29.5	25.7	79.5	78.0	107.7	100.9
Income taxes	(10.7)	(9.4)	(28.8)	(28.6)	(39.0)	(37.1)
NET INCOME	$18.8	$16.3	$50.7	$49.4	$ 68.7	$ 63.8

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	Sept. 30, 2011	Sept. 30, 2010	Dec. 31, 2010
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 0.4	$ -	$ 5.3
Notes receivable from Questar	-	66.5	30.3
Accounts receivable, net	18.8	19.6	20.2
Accounts receivable from affiliates	19.8	15.0	16.2
Materials and supplies	7.2	7.3	7.2
Prepaid expenses and other	2.0	3.8	5.2
Deferred income taxes – current	1.1	0.7	1.2
Total Current Assets	49.3	112.9	85.6
Property, Plant and Equipment	1,780.1	1,658.1	1,711.1
Accumulated depreciation and amortization	(579.5)	(536.5)	(545.0)
Net Property, Plant and Equipment	1,200.6	1,121.6	1,166.1
Investment in unconsolidated affiliate	27.6	28.2	27.9
Goodwill	4.2	4.2	4.2
Regulatory and other noncurrent assets	9.0	10.8	9.6
TOTAL ASSETS	$1,290.7	$1,277.7	$1,293.4
--
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ -	$ 0.1	$ -
Notes payable to Questar	130.3	-
Accounts payable and accrued expenses	70.0	47.8	42.4
Accounts payable to affiliates	3.0	5.9	4.7
Current regulatory liabilities	1.9	4.0	3.2
Current portion of long-term debt	-	180.0	180.0
Total Current Liabilities	205.2	237.8	230.3
Long-term debt, less current portion	280.9	281.1	280.9
Deferred income taxes	195.9	166.9	180.1
Regulatory and other noncurrent liabilities	15.9	15.7	15.3
--
COMMON SHAREHOLDER’S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	345.3	344.2	344.0
Retained earnings	263.7	225.4	236.2
Accumulated other comprehensive (loss)	(22.8)	-	-
Total Common Shareholder’s Equity	592.8	576.2	586.8
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,290.7	$1,277.7	$1,293.4

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	9 Months Ended Sept. 30,
	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$50.7	$49.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.0	37.4
Deferred income taxes	29.3	4.5
Share-based compensation	1.4	0.9
Net (gain) from asset sales	(0.3)	(0.2)
(Income) from unconsolidated affiliate	(2.9)	(2.8)
Distribution from unconsolidated affiliate	3.2	2.7
Changes in operating assets and liabilities	0.1	18.8
Net Cash Provided By Operating Activities	121.5	110.7
--
INVESTING ACTIVITIES
Property, plant and equipment	(83.6)	(68.7)
Cash used in disposition of assets	(0.3)	(0.3)
Proceeds from disposition of assets and other	0.1	0.2
Net Cash Used In Investing Activities	(83.8)	(68.8)
--
FINANCING ACTIVITIES
Change in notes receivable from Questar	30.3	(23.8)
Change in notes payable to Questar	130.3	(0.2)
Long-term debt repaid	(180.0)	-
Checks outstanding in excess of cash balances	-	0.1
Dividends paid	(23.2)	(21.8)
Net Cash Used In Financing Activities	(42.6)	(45.7)
Change in cash and cash equivalents	(4.9)	(3.8)
Beginning cash and cash equivalents	5.3	3.8
Ending cash and cash equivalents	$0.4	$ -

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
REVENUES
From unaffiliated customers	$89.8	$89.8	$667.7	$599.1	$970.4	$891.5
From affiliated company	0.4	0.2	2.2	0.6	2.7	1.0
Total Revenues	90.2	90.0	669.9	599.7	973.1	892.5
--
OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	52.0	52.6	450.5	386.1	656.6	581.4
Operating and maintenance	20.8	20.9	82.6	84.4	112.6	120.7
General and administrative	10.1	12.5	34.9	35.3	49.5	46.8
Depreciation and amortization	11.1	10.8	32.9	33.1	43.5	44.2
Other taxes	4.1	3.5	12.4	11.4	15.1	13.5
Total Operating Expenses	98.1	100.3	613.3	550.3	877.3	806.6
OPERATING INCOME (LOSS)	(7.9)	(10.3)	56.6	49.4	95.8	85.9
Interest and other income	1.4	1.7	4.3	4.9	6.1	6.5
Interest expense	(6.4)	(6.2)	(19.5)	(19.5)	(26.2)	(26.3)
INCOME (LOSS) BEFORE INCOME TAXES	(12.9)	(14.8)	41.4	34.8	75.7	66.1
Income taxes	5.0	5.7	(15.5)	(13.0)	(27.7)	(24.4)
NET INCOME (LOSS)	($ 7.9)	($ 9.1)	$ 25.9	$ 21.8	$ 48.0	$ 41.7

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)
	Sept. 30, 2011	Sept. 30, 2010	Dec. 31, 2010
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -	$ 4.7
Federal income taxes receivable	-	14.4	7.7
Accounts receivable, net	24.1	25.2	85.3
Unbilled gas accounts receivable	12.3	13.8	81.5
Accounts receivable from affiliates	2.4	3.3	4.5
Gas stored underground	49.6	52.5	43.3
Materials and supplies	12.2	8.2	7.9
Current regulatory assets	38.2	83.5	52.7
Prepaid expenses and other	2.5	3.6	2.9
Deferred income taxes – current	3.9	3.6	1.3
Total Current Assets	145.2	208.1	291.8
Property, Plant and Equipment	1,879.3	1,786.3	1,817.6
Accumulated depreciation and amortization	(742.2)	(713.3)	(721.3)
Net Property, Plant and Equipment	1,137.1	1,073.0	1,096.3
Noncurrent regulatory assets	15.5	15.1	15.0
Goodwill	5.6	5.6	5.6
Other noncurrent assets	2.4	6.8	2.6
TOTAL ASSETS	$1,305.8	$1,308.6	$1,411.3
--
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$3.2	$2.2	$ -
Notes payable to Questar	97.9	97.0	153.6
Accounts payable and accrued expenses	63.6	71.0	108.3
Accounts payable to affiliates	38.6	54.6	53.6
Customer advances	23.8	25.9	26.2
Current regulatory liabilities	1.3	2.0	2.8
Current portion of long-term debt	25.0	2.0	2.0
Total Current Liabilities	253.4	254.7	346.5
Long-term debt, less current portion	343.0	368.0	368.0
Deferred income taxes	250.9	227.9	230.3
Customer contributions-in-aid-of-construction	33.8	51.3	45.5
Regulatory and other noncurrent liabilities	5.2	6.0	5.5
--
COMMON SHAREHOLDER’S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	151.1	150.4	150.3
Retained earnings	245.4	227.3	242.2
Total Common Shareholder’s Equity	419.5	400.7	415.5
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,305.8	$1,308.6	$1,411.3

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	9 Months Ended Sept. 30,
	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$25.9	$21.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.3	36.3
Deferred income taxes	18.0	38.9
Share-based compensation	0.8	1.1
Changes in operating assets and liabilities	73.2	(15.3)
Net Cash Provided By Operating Activities	154.2	82.8
--
INVESTING ACTIVITIES
Property, plant and equipment	(80.4)	(79.9)
Cash used in disposition of assets	(1.5)	(1.1)
Proceeds from disposition of assets	0.2	0.4
Net Cash Used In Investing Activities	(81.7)	(80.6)
--
FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	3.2	2.2
Change in notes payable to Questar	(55.7)	10.0
Long-term debt repaid	(2.0)	-
Dividends paid	(22.7)	(21.6)
Net Cash Used In Financing Activities	(77.2)	(9.4)
Change in cash and cash equivalents	(4.7)	(7.2)
Beginning cash and cash equivalents	4.7	7.2
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR CORPORATION

QUESTAR PIPELINE COMPANY

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

The financial statement notes apply to Questar Corporation, Questar Pipeline and Questar Gas unless otherwise noted.

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

The preparation of the financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three-, nine- and 12-months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Questar 2011 Form 10-Q

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Net income	$36.1	$27.7	$146.3	$276.8	$210.0	$427.7
Other comprehensive income (loss)
Employee benefits	-	(38.0)	-	(12.5)	34.0	35.3
Long-term investment	-	-	-	0.1	-	0.1
Interest rate cash flow hedges	(37.0)	-	(36.2)	-	(36.2)	-
Discontinued operations
Change in unrealized fair value of derivatives held by QEP	-	-	-	(138.7)	-	(151.3)
Income taxes	13.7	14.5	13.4	56.5	0.3	42.9
Net other comprehensive (loss)	(23.3)	(23.5)	(22.8)	(94.6)	(1.9)	(73.0)
Comprehensive income	12.8	4.2	123.5	182.2	208.1	354.7
Discontinued operations, noncontrolling interest	-	-	-	(1.3)	-	(2.2)
Comprehensive income attributable to Questar	$12.8	$4.2	$123.5	$180.9	$208.1	$352.5

The components of Accumulated Other Comprehensive Income (Loss) (AOCI), net of income taxes, shown on Questar’s Condensed Consolidated Balance Sheets are as follows:

	Sept. 30, 2011	Sept. 30, 2010	Dec. 31, 2010
	(in millions)
Employee benefits	($104.1)	($125.0)	($104.1)
Long-term investment	0.1	0.1	0.1
Interest rate cash flow hedges	(22.8)	-	-
Accumulated Other Comprehensive (Loss)	($126.8)	($124.9)	($104.0)

Comprehensive income (loss) for Questar Pipeline is the sum of net income as reported in the Consolidated Statements of Income and net other comprehensive (loss). Net other comprehensive (loss) includes interest rate cash flow hedges and income taxes. This transaction is not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized when the company begins recording interest expense for the hedged interest payments. Consolidated comprehensive income (loss) for Questar Pipeline is shown in the following table:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Net income	$18.8	$16.3	$50.7	$49.4	$68.7	$63.8
Other comprehensive (loss)
Interest rate cash flow hedges	(37.0)	-	(36.2)	-	(36.2)	-
Income taxes	13.7	-	13.4	-	13.4	-
Net other comprehensive (loss)	(23.3)	-	(22.8)	-	(22.8)	-
Comprehensive income (loss)	($4.5)	$16.3	$27.9	$49.4	$45.9	$63.8

The component of AOCI, net of income taxes, shown on Questar Pipeline’s Condensed Consolidated Balance Sheet is as follows:

	Sept. 30, 2011	Sept. 30, 2010	Dec. 31, 2010
	(in millions)
Interest rate cash flow hedges	($22.8)	$ -	$ -
Accumulated Other Comprehensive (Loss)	($22.8)	$ -	$ -

Questar 2011 Form 10-Q

Note 4 - Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income attributable to Questar by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of restricted stock units and performance shares that are part of the Company’s Long-Term Stock Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. Restricted stock units are participating securities for the computation of earnings per share. The application of the two-class method had an insignificant impact on the calculation of both basic and diluted EPS. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Weighted-average basic common shares outstanding	177.5	175.5	177.3	175.2	177.1	174.9
Potential number of shares issuable under the Company’s LTSIP	1.4	2.7	1.4	2.5	1.7	2.4
Weighted average diluted common shares outstanding	178.9	178.2	178.7	177.7	178.8	177.3

Note 5 - Asset Retirement Obligations

Questar records asset retirement obligations (ARO) when there are legal obligations associated with the retirement of tangible long-lived assets. At Questar, ARO apply primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. The fair value of retirement costs are estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. Income or expense resulting from the settlement of ARO liabilities is included in net gain (loss) from asset sales on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in Questar’s ARO from the Consolidated Balance Sheets for the nine months ended September 30 were as follows:

	2011	2010
	(in millions)
ARO liability at December 31	$60.9	$65.0
Accretion	2.3	2.1
Liabilities incurred	0.9	0.7
Revisions	2.4	(8.2)
Liabilities settled	(2.0)	(0.2)
ARO liability at September 30	$64.5	$59.4

Wexpro collects from Questar Gas and deposits in trust certain funds related to estimated ARO costs. The funds amounted to $14.1 million at September 30, 2011, and $12.9 million at September 30, 2010. The funds are recorded in other noncurrent assets on the Condensed Consolidated Balance Sheets and used to satisfy retirement obligations as the properties are abandoned. The accounting treatment of reclamation activities associated with ARO for properties administered under the long-standing Wexpro Agreement is defined in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Public Service Commission of Wyoming (PSCW).

Note 6 - Fair Value Measurements

Questar measures and discloses fair values in accordance with the provisions of the accounting standards for Fair Value Measurements and Disclosures. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

The following tables disclose the carrying amount and related fair value of certain financial instruments not disclosed in other notes to the financial statements in this Quarterly Report on Form 10-Q:

Questar 2011 Form 10-Q

Questar

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	Sept. 30, 2011		Sept. 30, 2010		Dec. 31, 2010
	(in millions)
Financial assets
Cash and cash equivalents	$ -	$ -	$ -	$ -	$ 21.8	$ 21.8
Long-term investment	14.1	14.1	12.9	12.9	13.1	13.1
Financial liabilities
Checks outstanding in excess of cash balances	9.6	9.6	5.4	5.4	-	-
Short-term debt	278.0	278.0	395.0	395.0	242.0	242.0
Long-term debt, including current portion	$906.4	$1,013.9	$831.1	$956.7	$1,080.5	$1,173.8

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

The fair values of the Company’s derivative instruments are the same as their carrying amounts, and are disclosed in Note 7. The fair values of derivative instruments, which consist entirely of spot and forward starting interest rate swaps, are estimated using a standard discounted cash flow model using observable market-based forward interest rates obtained from third-party financial institutions, and are considered Level 2 fair value measurements.

Questar Pipeline

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	Sept. 30, 2011		Sept. 30, 2010		Dec. 31, 2010
	(in millions)
Financial assets
Cash and cash equivalents	$ 0.4	$ 0.4	$ -	$ -	$ 5.3	$ 5.3
Notes receivable from Questar	-	-	66.5	66.5	30.3	30.3
Financial liabilities
Checks outstanding in excess of cash balances	-	-	0.1	0.1	-	-
Notes payable to Questar	130.3	130.3	-	-	-	-
Long-term debt, including current portion	$280.9	$329.1	$461.1	$516.4	$460.9	$501.9

The carrying amounts of cash and cash equivalents, checks outstanding in excess of cash balances, notes receivable from Questar and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit-risk adjusted borrowing rates.

The fair values of the company’s derivative instruments are the same as their carrying amounts, and are disclosed in Note 7. The fair values of derivative instruments, which consist entirely of forward starting interest rate swaps, are estimated using a standard discounted cash flow model using observable market-based forward interest rates obtained from third-party financial institutions, and are considered Level 2 fair value measurements.

Questar 2011 Form 10-Q

Questar Gas

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	Sept. 30, 2011		Sept. 30, 2010		Dec. 31, 2010
	(in millions)
Financial assets
Cash and cash equivalents	$ -	$ -	$ -	$ -	$ 4.7	$ 4.7
Financial liabilities
Checks outstanding in excess of cash balances	3.2	3.2	2.2	2.2	-	-
Notes payable to Questar	97.9	97.9	97.0	97.0	153.6	153.6
Long-term debt, including current portion	$368.0	$431.7	$370.0	$440.3	$370.0	$425.3

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

In the second and third quarters of 2011, Questar Pipeline entered into forward starting swaps totaling $150.0 million at a weighted average fixed interest rate of 3.91%. Under these swaps Questar Pipeline pays fixed and receives floating interest rates. These swaps effectively fix a portion of the cash flows related to interest payments on fixed-rate debt expected to be issued in the fourth quarter of 2011 at market interest rates prevailing at the time the swaps were executed. These swaps terminated on October 14, 2011, requiring a payment of $29.1 million from Questar Pipeline to the counterparties because the interest rate declined to 2.97%. Questar Pipeline entered into a new forward starting swap on October 14, 2011, of $150.0 million at a fixed interest rate of 3.00%, which terminates on December 20, 2011. These swaps qualify as cash-flow hedges under derivative and hedge accounting standards and amounts paid to or received from counterparties will be amortized over the life of the debt.

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

Interest rate swaps and forward-starting interest rate swaps are settled in cash on periodic payment dates with one party paying the other for the net difference between the fixed and floating interest rate for the payment period as specified in the swap agreement, multiplied by the notional amount. Forward-starting interest rate swaps used as cash flow hedges of forecasted fixed-rate debt issuances are terminated and settled in cash when the forecasted debt is issued or as the swaps expire, with one party paying the other

Questar 2011 Form 10-Q

for the swap’s net fair value at the time of settlement. Questar reports cash flows related to derivative instruments qualifying and designated as hedges in the Condensed Consolidated Statements of Cash Flows based upon the nature of the associated hedged items.

The following table presents the pre-tax effects of the derivative instrument designated as a fair value hedge (including the hedged item) on the Consolidated Statements of Income and the derivative instruments designated as cash flow hedges on AOCI:

	Financial Statement	3 Months Ended,	9 Months Ended,	12 Months Ended,
Instrument and Activity	Location of Gain (Loss)	Sept. 30, 2011

Fair Value Hedge
Questar Corporation
Interest rate derivative instrument
Realized and unrealized gain	Interest expense	$ 5.2	$ 9.1	$ 9.1
2.75% notes due 2016
Realized and unrealized loss	Interest expense	(5.2)	(9.1)	(9.1)

Cash Flow Hedges
Questar Pipeline
Interest rate derivative instruments
Deferrals of effective portions	AOCI	($37.0)	($36.2)	($36.2)

There was no ineffectiveness recognized on the fair value hedge and ineffectiveness recognized on the cash flow hedges was de minimis for the three-, nine- and 12-months ended September 30, 2011. Reclassifications to earnings of amounts reported in AOCI related to the effective portions of cash flow hedges will begin when Questar Pipeline begins recording interest expense on the hedged debt that is expected to be issued in the fourth quarter of 2011 and will continue through the maturity of the hedged debt. Based on September 30, 2011 interest rates, pre-tax net losses of $0.4 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. As of September 30, 2011, the maximum period over which the Company is hedging its exposure to variability in future cash flows of forecasted transactions is expected to end in the fourth quarter of 2011.

The following table discloses the Level 2 fair values of the asset and liability derivative instruments designated as hedges in the Condensed Consolidated Balance Sheets.

Instrument	Balance Sheet Location	Sept. 30, 2011
(in millions)
Assets
Questar Corporation
Interest rate derivative instrument	Prepaid expenses and other	$ 0.5
Interest rate derivative instrument	Other noncurrent assets	7.7
Consolidated total - derivative assets		$ 8.2

Liabilities
Questar Pipeline
Interest rate derivative instruments	Accounts payable and accrued expenses	$ 36.2
Consolidated total - derivative liabilities		$ 36.2

Questar 2011 Form 10-Q

The following table provides additional information about the Company’s derivative instruments:

Instrument Type	Accounting Treatment	Maturity Date	Weighted-average Fixed Interest Rate[1]	Notional Amount
				(in millions)
Questar Corporation
Interest rate swap – pay floating, receive fixed	Fair Value Hedge	2016	2.75%	$ 125.0
Questar Pipeline
Forward starting interest rate swaps – pay fixed, receive floating	Cash Flow Hedge	2011	3.91%	$ 150.0

1

Floating rates are based on 3- and 6-month U.S. dollar LIBOR.

Note 8 - Share-Based Compensation

Questar may issue stock options, restricted shares, restricted stock units and performance shares to certain officers, employees and non-employee directors under its Long-term Stock Incentive Plan (LTSIP). Questar recognizes expense over time as the stock options, restricted shares, restricted stock units and performance shares vest. Total share-based compensation expense amounted to $8.0 million for the first nine months of 2011 compared to $13.3 million in 2010. Deferred share-based compensation, representing the unvested value of restricted share awards and restricted stock unit awards, amounted to $5.5 million at September 30, 2011. Deferred share-based compensation is included in common stock on the Condensed Consolidated Balance Sheets. For the first nine months cash flow from income tax benefits in excess of recognized compensation expense amounted to $5.3 million in 2011 compared to $2.6 million in 2010. There were 7,575,686 shares available for future grants at September 30, 2011.

The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair-value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model was intended for measuring the value of options traded on an exchange. Questar did not grant any stock options in the first nine months of 2011.

Unvested stock options decreased by 115,068 shares to 117,794 shares for the nine months of 2011. Stock-option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Price Range	Weighted- average Price
Balance at December 31, 2010	2,560,059	$3.70 - $17.35	$7.30
Exercised	(432,700)	3.70 - 13.10	5.09
Balance at September 30, 2011	2,127,359	$3.70 - $17.35	$7.74

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Sept. 30, 2011	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Sept. 30, 2011	Weighted-average exercise price	Number unvested at Sept. 30, 2011	Weighted- average exercise price
$3.70 - $ 4.37	1,144,985	1.0	$ 4.12	1,144,985	$ 4.12	-	$ -
7.84 - 12.43	649,174	3.2	11.17	590,177	11.15	58,997	11.40
$13.10 - $17.35	333,200	4.8	13.52	274,403	13.60	58,797	13.10
	2,127,359	2.3	$ 7.74	2,009,565	$ 7.48	117,794	$12.25

Restricted share grants typically vest in equal installments over a three- or four-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at September 30, 2011, was 17 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

Questar 2011 Form 10-Q

	Restricted Shares Outstanding	Price Range	Weighted-average Price
Balance at December 31, 2010	568,707	$11.40 - $20.31	$14.66
Granted	348,127	17.50 - 17.97	17.96
Distributed	(133,391)	11.40 - 20.31	14.09
Forfeited	(11,893)	11.40 - 17.97	16.45
Balance at September 30, 2011	771,550	$11.40 - $17.97	$16.22

Restricted stock unit grants typically vest in equal installments over a three year period from the grant date. At September 30, 2011, Questar’s outstanding restricted stock units totaled 68,519 with a weighted-average price of $15.31 per share and a weighted-average vesting period of nine months.

In the first quarter of 2011, Questar granted to certain Company executive officers a total of 128,021 performance shares under the terms of the LTSIP. The awards motivate and reward these executives for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each executive officer is subject to adjustment upward or downward based on the Company’s performance over the three-year performance period ending December 31, 2013 with respect to specified performance criteria relative to a specified peer group of companies. The actual performance shares awarded, if any, will be distributed in the first quarter of 2014 so long as such executive officer was employed by the Company or its affiliates as of December 31, 2013. Half of any award will be distributed in shares of Company common stock and half in cash. The Monte Carlo simulation method was used to estimate the grant-date fair value of the performance share awards at $18.23 per share. The liability awards to be settled in cash will be marked-to-market at least annually using the Monte Carlo simulation method. Equity and liability-based performance share compensation expense amounted to $0.6 million in the first nine months of 2011.

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

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Revenues from Unaffiliated Customers
Wexpro	$ 6.9	$ 6.1	$ 23.1	$ 16.6	$ 31.1	$ 23.4
Questar Pipeline	50.0	49.3	148.8	145.2	200.8	190.0
Questar Gas	89.8	89.8	667.7	599.1	970.4	891.5
Total	$146.7	$145.2	$839.6	$760.9	$1,202.3	$1,104.9
--
Revenues from Affiliated Companies
Wexpro	$ 64.4	$ 58.4	$186.4	$179.1	$ 247.5	$ 237.6
Questar Pipeline	18.5	18.2	55.8	55.5	74.3	74.1
Questar Gas	0.4	0.2	2.2	0.6	2.7	1.0
Total	$ 83.3	$ 76.8	$244.4	$235.2	$ 324.5	$ 312.7
--
Operating Income (Loss)
Wexpro	$ 37.7	$ 32.8	$108.3	$ 98.9	$ 143.1	$ 133.1
Questar Pipeline	33.9	31.9	94.9	96.7	129.0	124.5
Questar Gas	(7.9)	(10.3)	56.6	49.4	95.8	85.9
Corporate	0.1	-	0.5	(9.5)	0.2	(8.1)
Total	$ 63.8	$ 54.4	$260.3	$235.5	$ 368.1	$ 335.4

Questar 2011 Form 10-Q

Income (Loss) From Continuing Operations
Wexpro	$ 25.6	$ 22.2	$ 71.6	$ 65.4	$ 94.3	$ 86.9
Questar Pipeline	18.8	16.3	50.7	49.4	68.7	63.8
Questar Gas	(7.9)	(9.1)	25.9	21.8	48.0	41.7
Corporate	(0.4)	(1.7)	(1.9)	(8.0)	(1.0)	(8.4)
Total	$ 36.1	$ 27.7	$146.3	$128.6	$ 210.0	$ 184.0

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

Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified pension plan as determined by the Employee Retirement Income Security Act and Internal Revenue Code. The 2011 estimated qualified pension expense is $24.0 million.

The Company also has a nonqualified pension plan for eligible employees who participate in the qualified pension plan, which provides a "make-up" benefit due to the limits on compensation that can be taken into account in determining benefits under the qualified pension plan. The nonqualified pension plan is unfunded. Claims are paid from the Company general funds. The 2011 nonqualified pension plan expense is estimated to be $1.8 million. Components of the qualified and nonqualified pension expense included in the determination of net income are listed in the table below. The 2010 amounts have not been recast for the Spinoff of QEP.

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Service cost	$2.2	$2.3	$ 6.6	$ 7.2	$ 8.7	$ 9.6
Interest cost	7.1	6.5	21.3	22.3	27.7	29.9
Expected return on plan assets	(6.3)	(5.6)	(18.9)	(18.4)	(24.9)	(24.7)
Prior service and other costs	0.3	0.3	0.9	0.9	1.1	1.2
Recognized net-actuarial loss	2.6	2.8	7.8	6.3	9.7	7.9
Curtailment costs	-	1.1	-	1.4	1.0	0.1
Special-termination benefits	-	-	-	-	-	2.0
Pension expense	$5.9	$7.4	$17.7	$19.7	$23.3	$26.0

The Company currently estimates a $4.8 million expense for postretirement benefits other than pensions in 2011 before $0.8 million for accretion of a regulatory liability. Postretirement benefit expense components are listed in the table below. The 2010 amounts have not been recast for the Spinoff of QEP.

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Service cost	$0.2	$0.2	$0.5	$0.5	$0.6	$0.6
Interest cost	1.1	1.0	3.3	3.4	4.3	4.5
Expected return on plan assets	(0.7)	(0.7)	(2.0)	(1.8)	(2.6)	(2.3)
Amortization of transition obligation	0.4	0.5	1.3	1.4	1.8	1.9
Amortization of losses	0.2	0.1	0.5	0.5	0.6	0.7
Curtailment costs	-	-	-	-	0.3	-
Accretion of regulatory liability	0.2	0.2	0.6	0.6	0.8	0.8
Postretirement benefits expense	$1.4	$1.3	$4.2	$4.6	$5.8	$6.2

Questar 2011 Form 10-Q

Note 11 – Discontinued Operations

QEP operations are reflected as discontinued operations in this Quarterly Report on Form 10-Q and are summarized below:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2011	2010	2011	2010	2011	2010
	(in millions, except per share amounts)
Revenues	$-	$-	$-	$1,109.8	$-	$1,669.6
Separation costs	-	-	-	14.0	-	14.0
Operating income	-	-	-	270.5	-	434.9

Discontinued operations, net of income taxes	$-	$-	$-	$148.2	$-	$243.7
Discontinued operations, noncontrolling interest	-	-	-	(1.3)	-	(2.2)
Total discontinued operations, net of income taxes	$-	$-	$-	$146.9	$-	$241.5

Earnings Per Common Share Attributable To Questar

Basic from discontinued operations	$-	$-	$-	$ 0.84	$-	$ 1.39
Diluted from discontinued operations	-	-	-	0.83	-	1.36

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2010 Form 10-K and analyzes the changes in the results of operations between the three-, nine- and 12-months ended September 30, 2011, and September 30, 2010. For definitions of commonly used terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2010 Form 10-K.

Following are comparisons of income (loss) from continuing operations by line of business:

Questar 2011 Form 10-Q

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2011	2010	Change	2011	2010	Change	2011	2010	Change
	(in millions, except per share amounts)
Wexpro	$25.6	$22.2	$ 3.4	$ 71.6	$65.4	$ 6.2	$ 94.3	$ 86.9	$ 7.4
Questar Pipeline	18.8	16.3	2.5	50.7	49.4	1.3	68.7	63.8	4.9
Questar Gas	(7.9)	(9.1)	1.2	25.9	21.8	4.1	48.0	41.7	6.3
Corporate	(0.4)	(1.7)	1.3	(1.9)	(8.0)	6.1	(1.0)	(8.4)	7.4
Income from continuing operations	$36.1	$27.7	$8.4	$146.3	$128.6	$17.7	$210.0	$184.0	$26.0
Earnings from continuing operations per diluted share	$0.20	$0.15	$0.05	$0.82	$0.72	$0.10	$ 1.17	$ 1.04	$0.13
Average diluted shares	178.9	178.2	0.7	178.7	177.7	1.0	178.8	177.3	1.5

WEXPRO

Wexpro reported income of $25.6 million in the third quarter of 2011 compared to $22.2 million in the third quarter of 2010, a 15% increase. Wexpro earned $71.6 million in the first nine months of 2011 compared to $65.4 million in the first nine months of 2010. For the 12 months ended September 30, 2011, Wexpro earned $94.3 million compared to $86.9 million for the year-earlier period. Following is a summary of Wexpro financial and operating results:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2011	2010	Change	2011	2010	Change	2011	2010	Change
	(in millions)
Operating Income
Revenues
Operator service fee	$ 64.6	$ 58.6	$ 6.0	$187.0	$ 177.6	$ 9.4	$248.9	$236.7	$ 12.2
Oil and NGL sales	7.0	5.8	1.2	22.5	18.0	4.5	29.6	23.9	5.7
Other	(0.3)	0.1	(0.4)	-	0.1	(0.1)	0.1	0.4	(0.3)
Total Revenues	71.3	64.5	6.8	209.5	195.7	13.8	278.6	261.0	17.6
Operating expenses
Operating and maintenance	5.4	4.8	0.6	16.0	14.3	1.7	21.9	19.2	2.7
General and administrative	5.3	5.2	0.1	17.1	15.2	1.9	22.4	19.4	3.0
Depreciation, depletion and amortization	16.1	15.5	0.6	47.4	45.8	1.6	63.7	61.7	2.0
Production and other taxes	6.4	6.0	0.4	18.5	20.8	(2.3)	24.5	26.2	(1.7)
Oil income sharing	0.4	0.2	0.2	2.2	0.6	1.6	2.7	1.0	1.7
Total Operating Expenses	33.6	31.7	1.9	101.2	96.7	4.5	135.2	127.5	7.7
Net (loss) from asset sales	-	-	-	-	(0.1)	0.1	(0.3)	(0.4)	0.1
Operating Income	$ 37.7	$ 32.8	$ 4.9	$ 108.3	$ 98.9	$ 9.4	$143.1	$133.1	$ 10.0
Operating Statistics
Production volumes
Natural gas (Bcf)	12.6	12.4	0.2	37.1	37.5	(0.4)	49.8	49.5	0.3
Oil and NGL (MMbbl)	0.1	0.1	-	0.3	0.3	-	0.4	0.4	-
Oil and NGL average sales price (per bbl)	$75.95	$62.01	$13.94	$82.43	$63.53	$18.90	$79.48	$62.70	$16.78
Investment base at Sept. 30 (in millions)	$464.2	$445.6	$18.6

Revenues

Wexpro earned a 20.0% after-tax return on its average investment base for the 12 months ended September 30, 2011. Wexpro 2011 operating results benefited from a higher average investment base compared to the prior-year period. Pursuant to the terms of a long-standing agreement referred to as the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro’s investment base includes its costs of commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. The investment base grew in the 12 months ended September 30, 2011, but the increase due to investment in commercial wells was partially offset by increased deferred taxes due to bonus depreciation allowed for income tax purposes. Following is a summary of changes in the Wexpro investment base:

Questar 2011 Form 10-Q

	12 Months Ended Sept. 30,
	2011	2010
	(in millions)
Beginning investment base	$445.6	$419.5
Successful development wells	97.1	101.6
Depreciation, depletion and amortization	(59.8)	(57.2)
Deferred income taxes	(18.7)	(18.3)
Ending investment base	$464.2	$445.6

Wexpro produced 12.6 Bcf of cost-of-service natural gas for Questar Gas during the third quarter of 2011, up 2% from the third quarter of 2010. Wexpro produced 37.1 Bcf in the first nine months of 2011 compared to 37.5 Bcf in the first nine months of 2010. Wexpro produced 49.8 Bcf of cost of service gas in the 12 months ended September 30, 2011, compared to 49.5 Bcf for the 12 months ended September 30, 2010. On an annual basis, Wexpro natural gas production provides about half of Questar Gas's supply requirements.

Revenues from oil and NGL sales increased 21% in the third quarter of 2011 over the third quarter of 2010, increased 25% in the first nine months of 2011 over the first nine months of 2010 and increased 24% in the 12 months ended September 30, 2011 over the year-earlier period. The increases were due to higher sales prices. The increase in revenues was partially offset by higher oil-related expenses and production taxes. Increased oil and NGL sales caused an increase in the sharing of oil income with Questar Gas customers under the terms of the Wexpro Agreement.

Expenses

Operating and maintenance expenses were up 13% in the third quarter of 2011, up 12% in the first nine months of 2011 and up 14% in the 12-month period ended September 30, 2011 compared to prior year periods due to charges from outside operators and increased spending on repairs and maintenance, including well workovers. Operating and maintenance expense per Mcfe was $0.41 in the first nine months of 2011 compared to $0.36 in the first nine months of 2010.

General and administrative expenses were higher in the three-, nine- and 12-month periods ended September 30, 2011, compared to prior year periods. These increases are due to higher employee and share-based compensation expenses and higher allocation of corporate costs following the Spinoff of QEP.

Production and other taxes were 7% higher in the third quarter of 2011, but 11% lower in first nine months of 2011 and 6% lower in the 12 months ended September 30, 2011, compared to the corresponding 2010 periods due to changes in the value of natural gas, oil and NGL production.

Depreciation, depletion and amortization expense increased 4% in the third quarter of 2011, increased 3% in the first nine months of 2011 and increased 3% in the 12 months ended September 30, 2011, over the 2010 periods, due to increased investment in natural gas wells and facilities.

QUESTAR PIPELINE

Questar Pipeline reported third quarter 2011 income of $18.8 million compared with $16.3 million in the third quarter of 2010, a 15% increase. Questar Pipeline earned $50.7 million in the first nine months of 2011, up 3% from $49.4 million in the first nine months of 2010. Questar Pipeline earned $68.7 million in the 12 months ended September 30, 2011, compared to $63.8 million in the 12 months ended September 30, 2010. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2011	2010	Change	2011	2010	Change	2011	2010	Change
	(in millions)
Operating Income
Revenues
Transportation	$ 49.2	$ 47.1	$ 2.1	$ 146.0	$ 141.5	$ 4.5	$193.2	$185.3	$ 7.9
Storage	9.4	9.3	0.1	28.6	28.2	0.4	38.0	38.1	(0.1)
NGL sales - transportation	2.8	4.4	(1.6)	7.6	8.8	(1.2)	11.1	9.8	1.3
NGL sales - field services	2.0	2.2	(0.2)	6.8	8.4	(1.6)	10.0	11.2	(1.2)
Energy services	3.9	3.4	0.5	12.1	10.5	1.6	15.6	13.9	1.7
Other	1.2	1.1	0.1	3.5	3.3	0.2	7.2	5.8	1.4

Questar 2011 Form 10-Q

Total Revenues	68.5	67.5	1.0	204.6	200.7	3.9	275.1	264.1	11.0
Operating expenses
Operating and maintenance	9.2	11.2	(2.0)	28.1	29.3	(1.2)	40.2	41.6	(1.4)
General and administrative	9.5	9.9	(0.4)	33.7	30.9	2.8	43.8	40.4	3.4
Depreciation and amortization	12.8	11.8	1.0	37.9	35.4	2.5	49.9	47.1	2.8
Other taxes	2.6	2.2	0.4	8.0	7.0	1.0	10.0	9.0	1.0
Cost of sales	0.7	0.6	0.1	2.3	1.6	0.7	3.1	1.8	1.3
Total Operating Expenses	34.8	35.7	(0.9)	110.0	104.2	5.8	147.0	139.9	7.1
Net gain from asset sales	0.2	0.1	0.1	0.3	0.2	0.1	0.9	0.3	0.6
Operating Income	$ 33.9	$ 31.9	$ 2.0	$ 94.9	$ 96.7	($1.8)	$ 129.0	$124.5	$ 4.5
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	171.9	172.1	(0.2)	493.5	490.5	3.0	645.4	633.2	12.2
For Questar Gas	16.6	15.8	0.8	88.4	89.4	(1.0)	111.0	117.2	(6.2)
Total Transportation	188.5	187.9	0.6	581.9	579.9	2.0	756.4	750.4	6.0
Transportation revenue (per dth)	$ 0.26	$ 0.25	$ 0.01	$ 0.25	$ 0.24	$ 0.01	$ 0.26	$ 0.25	$ 0.01
Net firm-daily transportation demand at Sept. 30 (in Mdth)	4,983	4,666	317
Natural gas processing
NGL sales (Mbbl)	65	137	(72)	195	321	(126)	301	397	(96)
NGL sales price (per bbl)	$73.60	$48.94	$24.66	$73.78	$53.82	$19.96	$69.88	$53.14	$16.74

Revenues

As of September 30, 2011, Questar Pipeline had net firm-transportation contracts of 4,983 Mdth per day, including 1,020 Mdth per day from Questar Pipeline’s 50% ownership of White River Hub, compared with 4,666 Mdth per day as of September 30, 2010. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. The increase in transportation revenues in 2011 was due primarily to expansions of the Overthrust Pipeline system that were completed in March 2011. The expansions of Overthrust Pipeline include the increase in compression completed in February 2010 and the 43-mile, 36-inch diameter loop placed in service in February 2011. The compression expansion added 160 Mdth per day of firm-transportation contracts in February 2010 and the loop expansion added 50 Mdth per day in December 2010 and 275 Mdth per day in March 2011.

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

NGL volumes decreased 53% in the third quarter of 2011 compared to the third quarter of 2010; decreased 39% in the first nine months of 2011 compared to the first nine months of 2010; and decreased 24% in the 12 months ended September 30, 2011, compared to the 12 months ended September 30, 2010. The decreases are due to a new third-party processing plant upstream of the company’s Price, Utah processing facilities. NGL prices were 50% higher in the third quarter of 2011, 37% higher in the first nine months of 2011 and 32% higher in the 12 months ended September 30, 2011, compared to year-earlier periods.

Questar 2011 Form 10-Q

Expenses

Operating and maintenance expenses decreased 18% in the third quarter of 2011, decreased 4% in the first nine months  of 2011, and decreased 3% in the 12 months ended September 30, 2011, compared to corresponding 2010 periods. The decreased costs are due primarily to lower system maintenance. General and administrative expenses decreased 4% in the third quarter of 2011, increased 9% in the first nine months of 2011 and increased 8% in the 12 months ended September 30, 2011, compared to corresponding 2010 periods. The increases in the year-to-date and 12-month periods are due to higher employee and share-based compensation expenses and higher allocation of corporate costs following the Spinoff of QEP. Operating, maintenance, general and administrative expenses per dth transported were $0.11 in the first nine months of 2011 compared to $0.10 in the first nine months of 2010.

Other taxes increased 18% in the third quarter of 2011, increased 14% in the first nine months of 2011 and increased 11% in the 12 months ended September 30, 2011, compared to year-earlier periods primarily due to higher property taxes driven by increased investment and tax rates.

Depreciation expense increased 8% in the third quarter of 2011, 7% in the first nine months of 2011 and 6% in the 12 months ended September 30, 2011, compared to the 2010 periods because of system expansions placed into service.

QUESTAR GAS

Questar Gas reported a seasonal net loss of $7.9 million in the third quarter of 2011 compared to a net loss of $9.1 million in the third quarter of 2010. Questar Gas net income was $25.9 million in the first nine months of 2011 compared to $21.8 million in the first nine months of 2010. Net income was $48.0 million in the 12 months ended September 30, 2011, compared to $41.7 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year. Following is a summary of Questar Gas financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2011	2010	Change	2011	2010	Change	2011	2010	Change
	(in millions)
Operating Income
Revenues
Residential and commercial sales	$70.9	$72.7	($1.8)	$613.8	$546.0	$67.8	$900.8	$826.1	$74.7
Industrial sales	7.4	6.6	0.8	21.9	19.0	2.9	29.6	21.2	8.4
Transportation for industrial customers	3.1	2.8	0.3	8.4	8.2	0.2	9.9	11.7	(1.8)
Service	1.1	1.1	-	4.1	4.2	(0.1)	4.7	5.3	(0.6)
Other	7.7	6.8	0.9	21.7	22.3	(0.6)	28.1	28.2	(0.1)
Total revenues	90.2	90.0	0.2	669.9	599.7	70.2	973.1	892.5	80.6
Cost of natural gas sold	52.0	52.6	(0.6)	450.5	386.1	64.4	656.6	581.4	75.2
Margin	38.2	37.4	0.8	219.4	213.6	5.8	316.5	311.1	5.4
Other operating expenses
Operating and maintenance	20.8	20.9	(0.1)	82.6	84.4	(1.8)	112.6	120.7	(8.1)
General and administrative	10.1	12.5	(2.4)	34.9	35.3	(0.4)	49.5	46.8	2.7
Depreciation and amortization	11.1	10.8	0.3	32.9	33.1	(0.2)	43.5	44.2	(0.7)
Other taxes	4.1	3.5	0.6	12.4	11.4	1.0	15.1	13.5	1.6
Total other operating expenses	46.1	47.7	(1.6)	162.8	164.2	(1.4)	220.7	225.2	(4.5)
Operating income (loss)	($7.9)	($10.3)	$ 2.4	$ 56.6	$ 49.4	$ 7.2	$ 95.8	$ 85.9	$ 9.9
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	7.7	8.0	(0.3)	75.9	71.1	4.8	110.6	109.5	1.1
Industrial sales	1.4	1.1	0.3	3.7	3.4	0.3	4.8	3.7	1.1
Transportation for industrial customers	13.0	14.9	(1.9)	38.3	44.4	(6.1)	53.2	59.2	(6.0)
Total industrial	14.4	16.0	(1.6)	42.0	47.8	(5.8)	58.0	62.9	(4.9)
Total deliveries	22.1	24.0	(1.9)	117.9	118.9	(1.0)	168.6	172.4	(3.8)

Questar 2011 Form 10-Q

Natural gas revenue (per dth)
Residential and commercial sales	$9.19	$9.04	$0.15	$8.09	$7.67	$0.42	$8.15	$7.54	$0.61
Industrial sales	5.89	5.88	0.01	6.02	5.67	0.35	6.14	5.74	0.40
Transportation for industrial customers	0.24	0.18	0.06	0.22	0.18	0.04	0.19	0.20	(0.01)
Colder (warmer) than normal temperatures	(98%)	(64%)	(34%)	11%	5%	6%	4%	9%	(5%)
Temperature-adjusted usage per customer (dth)	7.6	7.7	(0.1)	74.6	70.8	3.8	110.7	106.6	4.1
Customers at Sept. 30 (thousands)	913	902	11

Margin Analysis

Questar Gas margin (revenues minus gas costs) increased $0.8 million in the third quarter of 2011 compared to the third quarter of 2010; increased $5.8 million in the first nine months of 2011 compared to the first nine months of 2010, and increased $5.4 million in the 12 months ended September 30, 2011 compared to the 12 months ended September 30, 2010. Following is a summary of major changes in Questar Gas margin:

	3 Months	9 Months	12 Months
	2010 to 2011	2010 to 2011	2010 to 2011
	(in millions)
Customer growth	$0.3	$ 1.9	$2.8
General rate increase	(0.3)	1.2	4.8
Feeder line cost recovery	0.2	2.0	2.0
Demand-side management cost recovery	0.2	(1.8)	(5.0)
Recovery of gas-cost portion of bad-debt costs	(0.1)	0.9	0.7
Other	0.5	1.6	0.1
Increase	$0.8	$5.8	$5.4

On September 30, 2011, Questar Gas served 912,698 customers, up 1.2% from 902,283 at September 30, 2010. This customer growth rate has declined since 2008. Customer growth increased the margin by $0.3 million in the third quarter of 2011, $1.9 million in the first nine months of 2011 and $2.8 million in the 12 months ended September 30, 2011.

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

On April 8, 2010, the Public Service Commission of Utah (PSCU) approved a settlement in Questar Gas’s Utah general rate case to increase the utility’s allowed return on equity from 10% to 10.35% and to indefinitely extend the existing conservation-enabling (revenue decoupling) tariff. The stipulation agreement increased customer rates by $5.0 million annually effective August 1, 2010. Increased revenues from the case and changes in the timing of revenue recognition resulted in lower gross margin of $0.3 million in the third quarter of 2011, higher gross margin of $1.2 million in the first nine months of 2011 and higher gross margin of $4.8 million in the 12 months ended September 30, 2011.

The stipulation further approves an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multiyear high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. Questar Gas recognized $0.2 million of increased margin due to the infrastructure tracking mechanism in the third quarter of 2011 and $2.0 million in the first nine months of 2011.

As a partial offset to other margin changes, Questar Gas margin increased during the three-month period ended September 30, 2011, and decreased in the nine-and 12-month periods ended September 30, 2011, due to changes in the recovery of demand-side management costs used to promote energy conservation by customers. Changes in the margin contribution from demand-side management recovery revenues are offset by equivalent changes in program expenses.

Questar 2011 Form 10-Q

Expenses

Cost of natural gas sold decreased 1% in the third quarter of 2011, increased 17% in the first nine months of 2011 and increased 13% in the 12 months ended September 30, 2011, compared to the same periods of 2010. Questar Gas’s cost of natural gas sold includes amounts paid to Wexpro for cost-of-service gas supplies and amounts paid to Questar Pipeline for transportation and storage services. Questar Gas received authorization from the PSCU to increase rates by an annualized $48.0 million effective August 1, 2010, to recover higher gas costs. This increase was followed by annualized decreases of $6.6 million effective January 1, 2011 and $13.3 million effective September 1, 2011. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of September 30, 2011, Questar Gas had a $2.3 million under-collected balance in the purchased-gas adjustment account representing costs incurred in excess of costs recovered from customers.

Operating and maintenance expenses decreased $0.1 million in the third quarter of 2011, $1.8 million in the first nine months of 2011 and $8.1 million in the 12 months ended September 30, 2011, compared to the same periods of 2010. These changes included higher demand-side management costs of $0.2 million in the third quarter of 2011, lower demand-side management cost of $1.8 million in the first nine months of 2011 and lower demand-side management costs of $5.0 million for the 12 months ended September 30, 2011. The demand-side management costs are for the company’s energy efficiency program and are recovered from customers through periodic rate changes. General and administrative expenses decreased $2.4 million in the third quarter of 2011, decreased $0.4 million in the 2011 first nine months and increased $2.7 million in the 12 months ended September 30, 2011. The increase is due to higher employee and share-based compensation expenses and higher allocation of corporate costs following the Spinoff of QEP. Cost saving initiatives and higher capitalization of internal labor costs offset these increases in the second and third quarters of 2011. Operating, maintenance, general and administrative expenses per customer, exclusive of demand-side management costs, were $137 in the 12 months ended September 30, 2011, compared to $139 in the 12 months ended September 30, 2010.

Depreciation expense increased 3% in the third quarter of 2011, decreased 1% in the first nine months of 2011 and decreased 2% in the 12 months ended September 30, 2011, compared to the 2010 periods. A reduction of depreciation rates was ordered by the PSCU effective August 1, 2010, which offset increased depreciation from plant additions driven by customer growth and replacement of feeder lines.

Other Consolidated Results

Consolidated cost of sales

Questar Gas’s cost of natural gas sold includes amounts paid to Wexpro for cost-of-service gas supplies and amounts paid to Questar Pipeline for transportation and storage services. These intercompany transactions are eliminated in the consolidated Questar financial statements. Questar Gas records injection of natural gas into underground storage as a reduction of cost of natural gas sold. During the third quarters of both 2011 and 2010, the Questar consolidated income statements show credit balances for cost of sales because of low sales volumes, the elimination of intercompany revenues and expenses, and the injection of natural gas into storage.

Separation costs

Questar's share of separation costs associated with the June 30, 2010, Spinoff of QEP amounted to $11.5 million before income taxes. Separation costs were primarily for advisory fees, legal fees and employee severance expenses.

Interest expense

Consolidated interest expense was 6% lower in the third quarter of 2011, 4% higher in the first nine months of 2011 and 4% higher in the 12 months ended September 30, 2011, compared to the prior-year periods. Questar borrowed $250.0 million in commercial paper and contributed the proceeds to QEP prior to the Spinoff. In December 2010, Questar issued $250.0 million of 2.75% Senior Notes due in 2016 to repay the commercial paper. In the second quarter of 2011, Questar executed a fixed-to-floating interest rate swap transaction to convert $125.0 million of its 2.75% Senior Notes to floating rate debt. This transaction reduced interest expense by $1.4 million in the first nine months of 2011.

Income taxes

Questar's effective combined federal and state income tax rate was 35.8% in the first nine months of 2011 and 37.0% in the first nine months of 2010.

Questar 2011 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities from continuing operations increased 57% in the first nine months of 2011 compared to the first nine months of 2010 due primarily to changes in deferred income taxes and changes in operating assets and liabilities. Deferred income taxes increased due to bonus depreciation tax rules, which allow the Company to deduct the cost of certain capital expenditures for income tax purposes. Cash provided from changes in operating assets and liabilities increased in the 2011 period due to changes in a receivable for federal income taxes and changes in the purchased-gas adjustment account. Net cash provided by operating activities from continuing operations is presented below:

	9 Months Ended Sept. 30,
	2011	2010	Change
	(in millions)
Income from continuing operations	$146.3	$128.6	$ 17.7
Noncash adjustments to net income	218.1	179.7	38.4
Changes in operating assets and liabilities	81.5	(24.7)	106.2
Net cash provided by operating activities from continuing operations	$445.9	$283.6	$162.3

Investing Activities

A comparison of capital expenditures of continuing operations for the first nine months of 2011 and 2010 and a forecast for calendar year 2011 are presented below:

			Forecast
	9 Months Ended Sept. 30,		12 Months Ended December 31,
	2011	2010	2011
	(in millions)
Wexpro	$ 89.8	$ 61.5	$125
Questar Pipeline	83.6	68.7	94
Questar Gas	80.4	79.9	132
Corporate	1.4	0.1	4
Total capital expenditures of continuing operations	$255.2	$ 210.2	$355

Financing Activities

Questar issues commercial paper to meet short-term financing requirements. Questar has a revolving credit arrangement with various lenders to provide back-up credit liquidity support for Questar’s commercial-paper program. Credit commitments under the revolving credit arrangement totaled $500.0 million at September 30, 2011, with no amounts borrowed. Questar amended its revolving credit arrangement on September 2, 2011, by increasing the lender commitments from $350.0 million to $500.0 million and extending the maturity date from July 1, 2013, to August 31, 2016. The amendment also replaced the previous debt covenant ratio of consolidated funded debt to EBITDA with a new ratio of consolidated funded debt to capitalization. Under this amendment, consolidated funded debt cannot exceed 70% of consolidated capitalization. Questar is in compliance with this covenant.

Questar’s commercial paper was $278.0 million at September 30, 2011, up $36.0 million from the balance at December 31, 2010. The increase was due to the repayment of $180.0 million of Questar Pipeline debt and the repayment of $2.0 million of Questar Gas debt, offset by cash flow from operations in excess of cash requirements for investing activities. The Company believes the credit commitments are adequate to support its seasonal working capital requirements during 2011.

Questar Pipeline expects to refinance its $180.0 million of debt using publicly traded notes and has filed a registration statement with the Securities and Exchange Commission to issue up to $250.0 million of debt. The Company believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

In the second and third quarters of 2011, Questar Pipeline entered into forward starting swaps totaling $150.0 million at a weighted average fixed interest rate of 3.91%. Under these swaps Questar Pipeline pays fixed and receives floating interest rates. These swaps effectively fix a portion of the cash flows related to interest payments on fixed-rate debt expected to be issued in the fourth quarter of 2011 at market interest rates prevailing at the time the swaps were executed. These swaps terminated on October 14, 2011, requiring a payment of $29.1 million from Questar Pipeline to the counterparties because the interest rate declined to 2.97%. Questar Pipeline

Questar 2011 Form 10-Q

entered into a new forward starting swap on October 14, 2011, of $150.0 million at a fixed interest rate of 3.00%, which terminates on December 20, 2011. These swaps qualify as cash flow hedges and amounts paid to or received from counterparties will be amortized over the life of the debt.

At September 30, 2011, combined short-term and long-term debt was 52% and equity was 48% of total capital.

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

Questar Gas’s primary market risk exposures arise from changes in demand for natural gas and competition from other energy sources. The demand for natural gas will vary based on economic conditions, conservation efforts and prices. The temperature-adjusted usage per residential customer has decreased due to more energy efficient appliances and homes, and behavior changes in response to higher natural gas prices. The economic impact of this decline in usage per customer for residential customers has been offset by the addition of new customers and the conservation-enabling tariff.

Credit Risk

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at September 30, 2011. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, EOG Resources, XTO Energy, Wyoming Interstate Pipeline, EnCana Marketing, PacifiCorp and Anadarko Energy Services.

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

Interest-Rate Risk Management

On September 30, 2011, Questar had $906.4 million of fixed-rate long-term debt with a fair value of $1,013.9 million with a weighted-average life to maturity of 7.2 years. Questar also had $278.0 million of floating-rate debt outstanding in the form of short-maturity commercial paper at September 30, 2011.

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

In the second and third quarters of 2011, Questar Pipeline entered into forward starting swaps totaling $150.0 million at a weighted average fixed interest rate of 3.91%. Under these swaps Questar Pipeline pays fixed and receives floating interest rates. These swaps effectively fix a portion of the cash flows related to interest payments on fixed-rate debt expected to be issued in the fourth quarter of 2011 at market interest rates prevailing at the time the swaps were executed. These swaps terminated on October 14, 2011, requiring a payment of $29.1 million from Questar Pipeline to the counterparties because the interest rate declined to 2.97%. Questar Pipeline entered into a new forward starting swap on October 14, 2011, of $150.0 million at a fixed interest rate of 3.00%, which terminates on December 20, 2011. These swaps qualify as cash-flow hedges and amounts paid to or received from counterparties will be amortized over the life of the debt. Questar Pipeline may not receive the full benefit of lower interest costs if interest rates were to continue to decline before the fixed-rate debt is issued.

Questar 2011 Form 10-Q

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Chief Executive Officers and Chief Financial Officer of Questar Corporation, Questar Pipeline Company and Questar Gas Company have evaluated the effectiveness of Questar Corporation’s, Questar Pipeline Company’s and Questar Gas Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on such evaluation, such officers have concluded that, as of September 30, 2011, Questar Corporation’s, Questar Pipeline Company’s and Questar Gas Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Questar Corporation, Questar Pipeline Company and Questar Gas Company, including their consolidated subsidiaries, required to be included in Questar Corporation’s, Questar Pipeline Company’s and Questar Gas Company’s reports filed or submitted under the Exchange Act. Questar Corporation’s, Questar Pipeline Company’s and Questar Gas Company’s Chief Executive Officers and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by Questar Corporation, Questar Pipeline Company and Questar Gas Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Questar Corporation’s, Questar Pipeline Company’s and Questar Gas Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in Questar Corporation’s, Questar Pipeline Company’s and Questar Gas Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, Questar Corporation’s, Questar Pipeline Company’s and Questar Gas Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine-month period ended September 30, 2011, Questar sold 214,381 shares of its common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan (the “Plan”) for an aggregate consideration of approximately $3.7 million. These shares were issued in lieu of cash dividends that would otherwise have been paid to the Plan participants.

These shares were offered and sold pursuant to an effective registration statement on Form S-3; however, the Company understands there may be an interpretation calling into question whether that registration statement had expired. If these shares were held to be issued without registration in violation of the Securities Act of 1933, as amended (the “Securities Act”), Questar could potentially be

Questar 2011 Form 10-Q

required to repurchase the shares sold to purchasers in these offerings at the original purchase price, plus statutory interest from the date of purchase, less dividends received by purchasers on the shares, subject to the statutory limitations period. Questar has determined that, as of the end of the reporting period, the total amount that may be due to purchasers of purportedly unregistered shares would not be material to its financial results. A new registration statement for the Dividend Reinvestment and Stock Purchase Plan was filed with the SEC during the third quarter of 2011.

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

Questar repurchased shares in conjunction with tax-payment elections under the Company Long-term Stock Incentive Plan and rollover shares used in exercising stock options. The following table sets forth the Company's purchases of common stock that occurred during the quarter ended September 30, 2011:

2011	Number of Shares Purchased*	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July	32,060	$17.86	-	-
August	45,590	$18.65	-	-
September	6,790	$18.03	-	-
Total	84,440	$18.30	-	-

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

Questar 2011 Form 10-Q

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

November 4, 2011

/s/Ronald W. Jibson

Ronald W. Jibson

President and Chief Executive Officer, Questar and Questar Gas

November 4, 2011

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer, Questar Pipeline

November 4, 2011

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

Questar 2011 Form 10-Q

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