Form 10-Q/A
period 2011-09-30
QUESTAR GAS CO; QUESTAR CORP; QUESTAR PIPELINE CO
filed 2011-12-15
CIK 68589, 751652, 764044

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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of December 12, 2011:

Questar Corporation	without par value	177,770,548
Questar Pipeline Company	$1.00 per share par value	6,550,843
Questar Gas Company	$2.50 per share par value	9,189,626

Questar Pipeline Company and Questar Gas Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION (“Questar”)

QUESTAR PIPELINE COMPANY (“Questar Pipeline”)

QUESTAR GAS COMPANY (“Questar Gas”)

FORM 10-Q/A

Amendment No. 1

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

EXPLANATORY NOTE

Pursuant to this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, the registrants’ amend and restate “Part II - Item 6” (Exhibits) of their Quarterly Report on Form 10-Q for the period ended September 30, 2011 in its entirety to add Exhibit 10.1 that was inadvertently omitted from the original filing. Other than the foregoing and the recently-dated certifications of the registrants, as required by Rule 12b-15 under the Securities Exchange Act of 1934, no other changes have been made to the registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2011. This Amendment No. 1 does not reflect events occurring after the filing on November 4, 2011 of the original Quarterly Report on Form 10-Q with the Securities and Exchange Commission, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Exhibit

10.1*

First Amendment, dated as of September 2, 2011, to Multi-Year Revolving Credit Agreement, dated as of June 30, 2010, among Questar Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, Barclays Capital and Deutsche Bank Trust Company Americas, as syndication agents, and the lenders party thereto filed as Exhibit 10.1 to the Questar's Current Report on Form 8-K/A (Commission File No. 001-08796) filed December 14, 2011, and incorporated herein by reference.

12.1**	Questar Corporation ratio of earnings to fixed charges.

12.2**	Questar Pipeline Company ratio of earnings to fixed charges.

12.3**	Questar Gas Company ratio of earnings to fixed charges.

31.1**	Questar Corporation Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

31.2**	Questar Corporation Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

31.3**	Questar Pipeline Company Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

31.4**	Questar Pipeline Company Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

31.5**	Questar Gas Company Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

31.6**	Questar Gas Company Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

31.7*	Questar Corporation Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 15, 2011.

31.8*	Questar Corporation Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 15, 2011.

Questar 2011 Form 10-Q/A

31.9*	Questar Pipeline Company Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 15, 2011.

31.10*	Questar Pipeline Company Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 15, 2011.

31.11*	Questar Gas Company Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 15, 2011.

31.12*	Questar Gas Company Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 15, 2011.

32.1**	Questar Corporation Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

32.2**	Questar Corporation Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

32.3*	Questar Pipeline Company Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

32.4**	Questar Pipeline Company Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

32.5**	Questar Gas Company Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

32.6**	Questar Gas Company Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy.

101.LAB**	XBRL Labels.

101.PRE**	XBRL Presentation.

101.CAL**	XBRL Calculations.

101.DEF**	XBRL Definitions.

*	Filed herewith
**	Previously filed or furnished with the registrants’ Quarterly Report on Form 10-Q filed on November 4, 2011

Questar 2011 Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION QUESTAR PIPELINE COMPANY QUESTAR GAS COMPANY (Registrants)

Date: December 15, 2011	By:	/s/ Ronald W. Jibson
Ronald W. Jibson
President and Chief Executive Officer, Questar and Questar Gas

Date: December 15, 2011	By:	/s/ R. Allan Bradley
R. Allan Bradley
President and Chief Executive Officer, Questar Pipeline

Date: December 15, 2011	By:	/s/ Kevin W. Hadlock
Kevin W. Hadlock
Executive Vice President and Chief Financial Officer, Questar, Questar Pipeline and Questar Gas

Questar 2011 Form 10-Q/A

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1*

First Amendment, dated as of September 2, 2011, to Multi-Year Revolving Credit Agreement, dated as of June 30, 2010, among Questar Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, Barclays Capital and Deutsche Bank Trust Company Americas, as syndication agents, and the lenders party thereto filed as Exhibit 10.1 to the Questar's Current Report on Form 8-K/A (Commission File No. 001-08796) filed December 14, 2011, and incorporated herein by reference.

12.1**	Questar Corporation ratio of earnings to fixed charges.

12.2**	Questar Pipeline Company ratio of earnings to fixed charges.

12.3**	Questar Gas Company ratio of earnings to fixed charges.

31.1**	Questar Corporation Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

31.2**	Questar Corporation Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

31.3**	Questar Pipeline Company Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

31.4**	Questar Pipeline Company Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

31.5**	Questar Gas Company Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

31.6**	Questar Gas Company Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

31.7*	Questar Corporation Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 15, 2011.

31.8*	Questar Corporation Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 15, 2011.

31.9*	Questar Pipeline Company Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 15, 2011.

31.10*	Questar Pipeline Company Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 15, 2011.

31.11*	Questar Gas Company Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 15, 2011.

31.12*	Questar Gas Company Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 15, 2011.

32.1**	Questar Corporation Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

32.2**	Questar Corporation Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

Questar 2011 Form 10-Q/A

32.3*	Questar Pipeline Company Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

32.4**	Questar Pipeline Company Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

32.5**	Questar Gas Company Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

32.6**	Questar Gas Company Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy.

101.LAB**	XBRL Labels.

101.PRE**	XBRL Presentation.

101.CAL**	XBRL Calculations.

101.DEF**	XBRL Definitions.

*	Filed herewith
**	Previously filed or furnished with the registrants’ Quarterly Report on Form 10-Q filed on November 4, 2011

Questar 2011 Form 10-Q/A