Form 10-K
period 2011-12-31
QUESTAR GAS CO; QUESTAR CORP; QUESTAR PIPELINE CO
filed 2012-02-24
CIK 68589, 751652, 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Commission File Number	(I.R.S. Employer Identification No.)
Questar Corporation	Utah	001-08796	87-0407509
Questar Pipeline Company	Utah	000-14147	87-0307414
Questar Gas Company	Utah	333-69210	87-0155877

180 East 100 South, P.O. Box 45433, Salt Lake City, Utah 84145-0433
(Address of principal executive offices)

Registrant's telephone number:  801.324.5000

Securities registered pursuant to Section 12(b) of the Act:

Questar Corporation	Common stock without par value, listed on the New York Stock Exchange
Questar Pipeline Company	None
Questar Gas Company	None

Securities registered pursuant to Section 12(g) of the Act:

Questar Corporation	None
Questar Pipeline Company	None
Questar Gas Company	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Questar Corporation	Yes [X] No [ ]
Questar Pipeline Company	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Questar Corporation	[ ]
Questar Pipeline Company	[ ]
Questar Gas Company	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Do not check non-accelerated filer if a smaller reporting company (Check one):

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of January 31, 2012:

Questar Corporation	without par value	177,932,088
Questar Pipeline Company	$1.00 per share par value	6,550,843
Questar Gas Company	$2.50 per share par value	9,189,626

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2011). The aggregate market value was calculated by excluding all shares held by directors and executive officers of the registrant and three nonprofit foundations established by the registrant without conceding that all such persons are affiliates for purposes of federal securities laws.

Questar Corporation	$3.1 billion
Questar Pipeline Company	None
Questar Gas Company	None

Documents Incorporated by Reference:
Portions of the registrant's definitive Proxy Statement (the "Proxy Statement"), to be filed in connection with its May 10, 2012, Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report.

Questar Pipeline Company and Questar Gas Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

FILING FORMAT
This Annual Report on Form 10-K is a combined report being filed by three separate registrants: Questar Corporation, Questar Pipeline Company and Questar Gas Company. Questar Pipeline Company and Questar Gas Company are wholly-owned subsidiaries of Questar Corporation. Information contained herein related to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

Parts II and IV - Financial information in this Annual Report on Form 10-K includes separate financial statements (i.e. balance sheets, statements of income, statements of equity and statements of cash flows) for Questar Corporation, Questar Pipeline Company and Questar Gas Company. The Notes Accompanying the Financial Statements are presented on a combined basis for all three registrants.

Where You Can Find More Information

Questar Corporation (Questar or the Company) and two of its subsidiaries, Questar Pipeline Company (Questar Pipeline) and Questar Gas Company (Questar Gas), each file annual, quarterly, and current reports with the Securities and Exchange Commission (SEC). Questar also regularly files proxy statements and other documents with the SEC. These reports and other information can be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549-0213. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC also maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including Questar, Questar Pipeline and Questar Gas.

Investors can also access financial and other information via Questar's internet site at www.questar.com. Questar and each of its reporting subsidiaries make available, free of charge through the internet site, copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports and all reports filed by executive officers and directors under Section 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act) reporting transactions in Questar securities. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. Information contained on or connected to Questar's internet site which is not directly incorporated by reference into the Company's Annual Report on Form 10-K should not be considered part of this report or any other filing made with the SEC.

Questar's internet site also contains copies of Statements of Responsibility for various board committees, including the Finance and Audit Committee, Corporate Governance Guidelines and Questar's Business Ethics and Compliance Policy.

Finally, you may request a copy of filings other than an exhibit to a filing unless that exhibit is specifically incorporated by reference into that filing, at no cost by writing or calling Questar, 180 East 100 South Street, P.O. Box 45433, Salt Lake City, UT, 84145-0433 (telephone number 801-324-5000).

Forward-Looking Statements

This Annual Report on Form 10-K may contain or incorporate by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Exchange Act. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, development efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to the following:

•	the risk factors discussed in Part I, Item 1A of this Annual Report on Form 10-K;

•	general economic conditions, including the performance of financial markets and interest rates;

•	changes in industry trends;

•	changes in laws or regulations; and

•	other factors, most of which are beyond the Company's control.

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this Annual Report, in other documents, or on the internet site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

Glossary of Commonly Used Terms

B	Billion.
Barrel (bbl)	Equal to 42 U.S. gallons and is a common measure of volume of crude oil and other liquid hydrocarbons.
British Thermal Unit (Btu)	A measure of the amount of energy required to raise the temperature of a one-pound mass of water one degree Fahrenheit at sea level.
Conservation Enabling Tariff (CET)
A rate mechanism in Utah and Wyoming that decouples customer usage of natural gas from the non-gas revenues received by Questar Gas by specifying a margin for each customer per month. Differences between the CET margin and actual usage are deferred and recovered from or refunded to customers through future rate changes.

Cubic Foot (cf)
One standard cubic foot equals the volume of gas in one cubic foot measured at standard conditions - a temperature of 60 degrees Fahrenheit and a pressure of 30 inches of mercury (approximately 14.7 pounds per square inch).

Cubic Foot Equivalents (cfe)	Cubic foot of natural gas equivalents.
Decatherm (dth)	Ten therms. One dth equals one million Btu or approximately one Mcf.
Demand-Side Management (DSM)	Costs incurred by Questar Gas to promote energy conservation in the form of rebates and promotions. These DSM costs are recovered from customers through periodic rate adjustments.
Developed Reserves
Reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. See 17 C.F.R. § 210.4-10(a)(6).

Development Well	A well drilled into a known producing formation in a previously discovered field.
Dry Hole	A well drilled and found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of production exceed expenses and taxes.
Exploratory Well	A well drilled into a previously untested geologic prospect to determine the presence of natural gas or oil.
FERC	Federal Energy Regulatory Commission.
Gallon (gal)	U.S. measure of a liquid volume equal to 4 quarts or 231 cubic inches.
Gas	All references to gas in this report refer to natural gas.
Gross	Gross natural gas and oil wells or gross acres are the total number of wells or acres in which the Company has a working interest.
Heating Degree Days	A measure of the number of degrees the average daily outside temperature is below 65 degrees Fahrenheit.
M	Thousand.
MM	Million.
Natural Gas Equivalents	Oil and NGL volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil, condensate or NGL to 6,000 cubic feet of natural gas.

Natural Gas Liquids (NGL)	Liquid hydrocarbons that are extracted and separated from the natural gas stream. NGL products include ethane, propane, butane, natural gasoline and heavier hydrocarbons.
Net	Net gas and oil wells or net acres are determined by the sum of the fractional ownership working interest the Company has in those gross wells or acres.
Proved Reserves
Those quantities of natural gas, oil, condensate and NGL which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from known reservoirs under existing economic conditions, operating methods and government regulations. See 17 C.F.R. § 210.4-10(a)(22).

PSCU	Public Service Commission of Utah.
PSCW	Wyoming Public Service Commission.
Reserves
Estimated remaining quantities of natural gas, oil and related substances anticipated to be economically producible by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce. See 17 C.F.R. § 210.4-10(a)(26).

Reservoir
A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Royalty
An economic interest in a gas and oil lease that gives the owner the right to receive a portion of the production from the leased acreage or of the proceeds of the sale thereof, but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

SEC	Securities and Exchange Commission.
Undeveloped Reserves
Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See 17 C.F.R. § 210.4-10(a)(31).

Wexpro Agreement
A long-standing comprehensive agreement with the states of Utah and Wyoming. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas to receive certain benefits from Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983.

Working Interest	An economic interest in a gas and oil lease that gives the owner the right to drill, produce and conduct operating activities on the leased acreage and receive a share of any production.
Workover	Operations on a producing well to restore or increase production.

FORM 10-K
ANNUAL REPORT, 2011

PART I

ITEM 1.  BUSINESS.

Nature of Business
Questar is a Rockies-based integrated natural gas holding company with three complementary lines of business operated through wholly owned subsidiaries:

•	Wexpro Company (Wexpro) develops and produces natural gas on behalf of Questar Gas.

•	Questar Pipeline operates interstate natural gas pipelines and storage facilities in the western United States and provides other energy services.

•	Questar Gas provides retail natural gas distribution in Utah, Wyoming and Idaho.

Questar is headquartered in Salt Lake City, Utah. Shares of Questar common stock trade on the New York Stock Exchange (NYSE:STR).

Questar is a holding company, as that term is defined in the Public Utility Holding Company Act of 2005 (PUHCA 2005), because Questar Gas, its subsidiary, is a natural gas utility company. Questar, however, has an exemption and waiver from provisions of the Act applicable to holding companies. Questar conducts all operations through subsidiaries. The parent holding company performs certain management, legal, financial, tax, administrative and other services for its subsidiaries.

The corporate-organization structure and major subsidiaries are summarized below:

See Note 13 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for financial information by line of business including, but not limited to, revenues from unaffiliated customers, operating income and identifiable assets. A discussion of the Company's lines of business follows.

Spinoff of QEP
Effective May 18, 2010, Questar Market Resources, Inc., (Market Resources) a wholly owned subsidiary of Questar, merged with and into its newly formed, wholly owned subsidiary, QEP, a Delaware corporation in order to reincorporate in the State of Delaware (Reincorporation Merger). The Reincorporation Merger was effected pursuant to an Agreement and Plan of Merger entered into between Market Resources and QEP. The Reincorporation Merger was approved by the boards of directors of Market Resources and QEP and submitted to a vote of, and approved by, Questar, as sole shareholder of Market Resources, and by Market Resources, as sole shareholder of QEP on May 18, 2010.

Subsequently, on June 30, 2010, Questar distributed all of the shares of common stock of QEP held by Questar to Questar shareholders in a tax-free, pro rata dividend (the Spinoff). Each Questar shareholder received one share of QEP common stock for each share of Questar common stock held (including fractional shares) at the close of business on the record date. In connection therewith, QEP distributed Wexpro, a wholly owned subsidiary of QEP, to Questar. In addition, Questar contributed $250.0 million of equity to QEP prior to the Spinoff.

GAS AND OIL DEVELOPMENT AND PRODUCTION - Wexpro
General: Wexpro develops, produces and delivers cost-of-service reserves for gas utility affiliate Questar Gas under the terms of the Wexpro Agreement, a long-standing comprehensive agreement with the states of Utah and Wyoming. In 2011, 89% of Wexpro's revenues were from its affiliate, Questar Gas. Wexpro generated 40% of the Company's operating income during the year ended December 31, 2011. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered, after-tax return of approximately 20% on its investment base. Wexpro's investment base is its investment in commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. The term of the Wexpro Agreement coincides with the productive life of the gas and oil properties covered therein. Wexpro's investment base totaled $474.4 million at December 31, 2011. See Note 9 to the financial statements included in Item 8 of Part II of this Annual Report for more information on the Wexpro Agreement.

Wexpro delivers natural gas production to Questar Gas at cost-of-service. Cost-of-service gas satisfied approximately 52% of Questar Gas supply requirements during 2011. Wexpro sells crude-oil production from certain oil-producing properties at market prices with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

Wexpro's properties are located in the Rocky Mountain region, primarily in the Vermillion, Pinedale, Moxa Arch, and Uinta producing areas. In 2011, the Company drilled 58 wells in Vermillion and plans to maintain an active drilling program in the region in 2012. The Company also participated in 23 non-operated wells drilled in Pinedale during 2011 and will continue to participate in wells drilled in the area during 2012. Advances in technology, including increased density drilling and multi-stage hydraulic fracture stimulation, have enabled the identification of additional unexploited development potential on many of the subject properties.

Competition and Customers: Wexpro faces competition in its business, including the marketing of oil, and obtaining goods, services and labor. Its growth strategy depends, in part, on its ability to develop reserves in a low-cost and efficient manner.

Regulation: Wexpro operations are subject to various government controls and regulation at the federal, state and local levels. Wexpro must obtain permits to drill and produce; maintain bonding requirements to drill and operate wells; submit and implement spill-prevention plans; and file notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production. Wexpro is also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties. In addition, the Utah Division of Public Utilities and the PSCW are entitled to monitor the performance of the Company and Wexpro under the Wexpro Agreement and have retained two monitors, an independent certified public accountant and an independent hydrocarbon industry consulting firm, to review the performance of the Agreement.

Most Wexpro leasehold acreage in the Rocky Mountain area is held under leases granted by the federal government and administered by federal agencies, principally the Bureau of Land Management (BLM). Current federal regulations restrict activities during certain times of the year on portions of Wexpro leaseholds due to wildlife activity and/or habitat. Wexpro, as the operator in the Vermillion area and its third-party operator for the Pinedale area have worked with federal and state officials to obtain authorization for winter-drilling activities and have developed measures, such as drilling multiple wells from a single pad location, to minimize the impact of its activities on wildlife and wildlife habitat. Various wildlife species inhabit Wexpro leaseholds. The presence of wildlife, including species that are protected under the federal Endangered Species Act could limit access to leases held by Wexpro on public lands.

In September 2008, the BLM issued a Record of Decision (ROD) on the Final Supplemental Environmental Impact Statement (FSEIS) for long-term development of natural gas resources in the Pinedale Anticline Project Area (PAPA). Under the ROD, Wexpro, through its third-party operator, is allowed to drill and complete wells year round in one of five concentrated development areas defined in the PAPA. The ROD contains additional requirements and restrictions on development of the PAPA.

INTERSTATE GAS TRANSPORTATION - Questar Pipeline
General: Questar Pipeline provides natural gas-transportation and underground-storage services in Utah, Wyoming and Colorado. Questar Pipeline and subsidiaries generated approximately 34% of the Company's operating income in 2011. As a "natural gas company" under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the FERC as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, extensions or abandonments of service and facilities, and accounting and other activities.

Questar Pipeline and its subsidiaries own 2,638 miles of interstate pipeline with total firm-capacity commitments of 4,973 Mdth per day. Questar Pipeline's core-transportation system is strategically located near large reserves of natural gas in six major Rocky Mountain producing areas. Questar Pipeline transports natural gas from these producing areas to other major pipeline systems, Questar Gas's distribution system and other utility systems. In addition to this core system, Questar Pipeline, through wholly owned subsidiaries, owns and operates the Overthrust Pipeline in southwestern Wyoming and the eastern segment of Southern Trails Pipeline, a 487-mile line that extends from the Blanco hub in the San Juan Basin to just inside the California state line near the Arizona border. An additional 96 miles of Southern Trails Pipeline in California is not in service. Questar Pipeline operates and owns 50% of the White River Hub in western Colorado. White River Hub facilities connect with six interstate-pipeline systems and a major processing plant near Meeker, Colorado.

Questar Pipeline owns and operates the Clay Basin storage facility, the largest underground-storage reservoir in the Rocky Mountain region. Through a subsidiary, Questar Pipeline also owns gathering lines and processing facilities near Price, Utah, through which it provides gas-processing services for third parties. A Questar Pipeline subsidiary also provides wellhead automation and measurement services for Rockies oil and gas producers.

Customers, Growth and Competition: Questar Pipeline's transportation system is nearly fully subscribed. The weighted-average remaining life of firm contracts on Questar Pipeline was 10.6 years as of December 31, 2011. All of Questar Pipeline's storage capacity is fully contracted with a weighted-average remaining life of 5.7 years as of December 31, 2011. Questar Pipeline faces the risk that it may not be able to re-contract firm capacity when contract terms expire.

Questar Gas, an affiliated company, remains Questar Pipeline's largest transportation customer. During 2011, Questar Pipeline transported 116.9 MMdth for Questar Gas compared to 112.0 MMdth in 2010. Questar Gas has reserved firm-transportation capacity of 881 Mdth per day under long-term contracts. Questar Pipeline's primary transportation agreement with Questar Gas will expire on June 30, 2017. In 2011, 27% of Questar Pipeline's revenues were from its affiliate, Questar Gas.

Questar Pipeline also transported 665.8 MMdth during 2011, up 4% over 2010, for unaffiliated customers to pipelines owned by Kern River Pipeline, Northwest Pipeline, Colorado Interstate Gas, TransColorado, Wyoming Interstate Company, Rockies Express Pipeline, Ruby Pipeline and other systems. Rocky Mountain producers, marketers and end-users seek capacity on interstate pipelines that move gas to California, the Pacific Northwest or Midwestern markets. Questar Pipeline provides access for many producers to these third-party pipelines.

Questar Pipeline competes for market growth with other natural gas-transmission companies in the Rocky Mountain region and with other companies providing natural gas-storage services. In addition, Questar Pipeline faces growing competition from third-party gathering companies that build gathering lines to allow producers to make direct connections to competing pipeline systems.

Regulation: Questar Pipeline's natural gas-transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, as amended. The FERC has authority to set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchase, sale, abandonment and other activities. FERC policies may adversely affect Questar Pipeline profitability. Questar Pipeline maintains a rigorous compliance program to address all areas of FERC compliance including standards of conduct, market manipulation, shipper-must-have-title, bidding, capacity release, reporting, filings, postings and record retention. The Company annually trains Board members, executives, senior management and functional employees on standards-of-conduct rules.

Questar Pipeline is required to comply with the Pipeline Safety Improvement Act of 2002. This Act and the rules issued by the Department of Transportation require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transportation pipelines located in high-consequence areas such as densely populated locations.

RETAIL GAS DISTRIBUTION - Questar Gas
General: Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. It generated approximately 26% of the Company's operating income in 2011. As of December 31, 2011, Questar Gas was serving 919,236 sales and transportation customers. Questar Gas is the only non-municipal gas-distribution utility in Utah, where 97% of its customers are located. The PSCU, the PSCW and the Public Utility Commission of Idaho have granted Questar Gas the necessary regulatory approvals to serve these areas. Questar Gas also has long-term franchises granted by communities and counties within its service area.

Questar Gas's growth is tied to the economic growth of Utah and southwestern Wyoming. It has a market share of over 94% of residential space and water heating in its service area. During 2011, Questar Gas added 9,666 customers, a 1.1% increase. The rate of customer growth was lower in 2010 and 2011 than recent years because of declines in housing construction.

Questar Gas faces the same risks as other local distribution companies. These risks include revenue variations based on seasonal changes in demand, changes in natural gas prices, availability of natural gas supplies, declining residential usage per customer, adequacy of distribution facilities and adverse regulatory decisions. Questar Gas's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 80 dth per year) consumes over 77% of total gas requirements in the coldest six months of the year. Questar Gas, however, has a weather-normalization mechanism for its general-service customers. This billing mechanism adjusts the non-gas portion of a customer's monthly bill as the actual heating-degree days in the billing cycle are warmer or colder than normal. This mechanism reduces volatility in any given customer's monthly bill from year to year and reduces volatility in Questar Gas gross margin.

In October 2006, the PSCU approved a pilot program for a CET effective January 1, 2006, to promote energy conservation. In a 2010 rate order, the PSCU approved an indefinite continuation of the CET. Under the Company's prior rate structure, non-gas revenues declined when average temperature-adjusted usage per customer declined while non-gas revenues increased when average temperature-adjusted usage per customer increased. Under the CET, Questar Gas non-gas revenues are decoupled from the temperature-adjusted usage per customer. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. These adjustments are limited to 5% of distribution non-gas revenues. Under the CET, Questar Gas recorded a $3.6 million revenue decrease in 2011 compared with a $2.9 million increase in 2010, which offset changes in customer usage.

In January 2007 the PSCU approved a DSM program effective January 1, 2007. Under the DSM program, Questar Gas encourages the conservation of natural gas through advertising, rebates for efficient homes and appliances, and energy audits. The costs related to the DSM program are deferred and recovered from customers through periodic rate adjustments. Questar Gas received revenues for recovery of DSM costs amounting to $39.9 million in 2011, compared to $39.1 million in 2010 and $26.9 million in 2009. As of December 31, 2011, Questar Gas had a regulatory asset of $24.2 million for DSM costs yet to be recovered from customers.

Questar Gas's gas-supply risk is partly mitigated by Wexpro cost-of-service gas supply. During 2011 Questar Gas satisfied 52% of its supply requirements with cost-of-service gas volumes. Wexpro produces cost-of-service gas, which is then gathered by Wexpro or third parties and transported by Questar Pipeline. See Item 2 of Part I and Note 17 to the financial statements included in Item 8 of Part II of this Annual Report for more information on the Company's cost-of-service proved reserves. Questar Gas also has a balanced and diversified portfolio of gas-supply contracts for volumes produced in Wyoming, Colorado, and Utah. In addition, Questar Gas has regulatory approval to pass through in its balancing account the economic results associated with hedging activities.

Questar Gas has designed its distribution system and annual gas-supply plan to handle peak design-day demand, which is defined as the estimated volume of gas that firm customers could use when the weather is extremely cold. For the 2011-2012 heating season, Questar Gas had an estimated peak design-day demand of 1,281 MMdth.

Questar Gas has long-term contracts with Questar Pipeline for transportation and storage capacity at Clay Basin and three peak-day storage facilities. Questar Gas also has transportation contracts to take deliveries at several locations from Kern River Pipeline.

Competition, Customers and Growth: Questar Gas currently does not face direct competition from other distributors of natural gas for residential and commercial customers in its service territory. Natural gas has historically enjoyed a favorable price comparison with other energy sources used by residential and commercial customers with the occasional exception of electricity from coal-fired power plants. Questar Gas provides transportation service to industrial customers who buy gas directly from other suppliers. Questar Gas earns lower margins on this transportation service than firm-sales service and faces the risk that it could lose transportation customers to a competitor, Kern River Pipeline.

Regulation: As a public utility Questar Gas is subject to the jurisdiction of the PSCU and PSCW. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions. Questar Gas is authorized to earn a return on equity of 10.35% in Utah and 10.5% in Wyoming. Both the PSCU and PSCW permit Questar Gas to recover gas costs through a balancing-account procedure and to reflect natural gas-price changes on a periodic basis, typically twice a year in the spring and the fall. Questar Gas has also received permission from the PSCU and PCSW to recover as part of its gas costs the specific costs associated with hedging activities.

On April 8, 2010, the PSCU approved a settlement in Questar Gas's Utah general rate case. The stipulation, effective August 1, 2010, authorized an increase in the utility's allowed return on equity from 10% to 10.35% and indefinitely extended the existing CET. The stipulation also approved an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. The stipulation agreement increased customer rates by $5.0 million annually effective August 1, 2010.

Questar Gas filed a general rate case in Wyoming in December 2011. Questar Gas requested a 10.25% return on equity and a $1.0 million increase in rates, primarily to recover costs of system upgrades.

Questar Gas's significant relationships with affiliates have allowed it to lower its costs and improve efficiency. Transactions between Questar Gas and its affiliates are subject to greater scrutiny by regulators.

Questar Gas is subject to the requirements of the Pipeline Safety Improvement Act. The PSCU has allowed Questar Gas to recover the costs of complying with this Act.

Corporate
Corporate employees provide compliance, legal, finance, tax, treasury, human resources, audit, information technology, purchasing, warehousing, fleet, communication and insurance services for Questar's subsidiaries.

Employees
At December 31, 2011, the Company had 1,730 employees, including 138 in Wexpro, 334 in Questar Pipeline, 928 in Questar Gas and 330 in Corporate.

Executive Officers of the Registrant

Primary Positions Held with the Company and Affiliates, Other Business Experience

Ronald W. Jibson	58
President and Chief Executive Officer, Questar (2010 to present); Director Questar and subsidiaries (2010 to present). Previous titles with Questar: Senior Vice President, Questar (2008 to 2010); President, Chief Executive Officer and Director, Questar Gas (2008 to 2010); Executive Vice President, Questar Gas (2008 to 2010); Vice President, Operations Questar Gas (2004 to 2008).

Kevin W. Hadlock	39
Executive Vice President and Chief Financial Officer Questar (2011 to present). Prior to joining Questar: Senior Vice President and Chief Financial Officer for Baltimore Gas and Electric Company, a subsidiary of the Constellation Energy Group (2008 to 2010); Vice President of Investor Relations and Financial Planning and Analysis for Constellation Energy Group (2007 to 2008); Vice President of Investor Relations (2007); and Director Investor Relations (2004 to 2007).

Thomas C. Jepperson	57
Executive Vice President, General Counsel and Corporate Secretary, Questar (2010 to present). Previous titles with Questar: Vice President and General Counsel, Questar (2005 to 2010); Division Counsel (2000 to 2005).

R. Allan Bradley	60
Executive Vice President Questar (2010 to present); Chief Executive Officer Questar Pipeline (2006 to present); President, Chief Operating Officer and Director Questar Pipeline (2005 to present); Chairman of the White River Hub, LLC Management Committee (2008 to present). Previous titles with Questar: Senior Vice President Questar (2005 to 2010);

James R. Livsey	58
Executive Vice President Questar (2011 to present); Executive Vice President and General Manager Wexpro (2011 to present); Director Wexpro (2010 to present). Previous titles with Questar: Executive Vice President, Questar and General Manager, Wexpro (2010 to 2011); Vice President and General Manager, Wexpro (2003 to 2010).

Craig C. Wagstaff	48
Senior Vice President Questar (2011 to present); Senior Vice President and General Manager Questar Gas (2011 to present); Director Questar Gas (2010 to present). Previous titles with Questar: Vice President and General Manager, Questar Gas (2010 to 2011); General Manager, Customer Relations, Questar Gas (2006 to 2010); Manager, Customer Relations Questar Gas (2000 to 2006).

David M. Curtis	56	Vice President and Corporate Controller (2011 to present); Vice President and Controller Wexpro (2010 to present); Vice President and Controller Questar Pipeline and Questar Gas (2003 to present).

Kimberley Heimsath	56
Vice President, Environmental, Health and Safety (2011 to present). Previous titles with Questar: General Manager Environmental, Health and Safety (2010 to 2011), Manager Environmental and Safety Services (2008 to 2010), Director Environmental and Safety Services (2005 to 2008).

There is no "family relationship" between any of the listed officers or between any of them and the Company's directors. The executive officers serve at the pleasure of the Board of Directors. There is no arrangement or understanding under which the officers were selected.

ITEM 1A. RISK FACTORS.

Investors should read carefully the following factors as well as the cautionary statements referred to in "Forward-Looking Statements" herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report actually occur, the Company's business, financial condition or results of operations could be materially adversely affected.

Risks Inherent in the Company's Business

Wexpro may not be able to economically find and develop new reserves. Wexpro's profitability depends on its ability to develop gas reserves that are economically recoverable. Productive natural gas and oil reservoirs are generally characterized by declining production rates that vary depending on reservoir characteristics. Because of significant production decline rates in several of Wexpro's producing areas, substantial capital expenditures are required to develop gas reserves to replace those depleted by production.

Wexpro's rate of development of cost-of-service gas may vary depending upon market conditions. Wexpro develops cost-of-service gas and oil in accordance with accepted standards and prudent field-management and engineering practices. These standards and practices are influenced by gas and oil commodity prices and other market conditions. Historically, natural gas and oil prices have been volatile and will likely continue to be volatile. The Company cannot predict the future price of natural gas and oil because the factors that drive prices are beyond its control. Natural gas prices have declined significantly in 2011 and early 2012. In the short-run, purchased gas may be available for Questar Gas customers at a lower price than cost-of-service gas. While the Company believes it can continue to develop natural gas properties at a competitive long-term cost to the consumer, low natural gas prices may impact the pace of that development.

Gas and oil reserve estimates are imprecise and subject to revision. Wexpro's proved natural gas and oil reserve estimates are prepared annually by its reservoir engineers. Gas and oil reserve estimates are subject to numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and timing of development expenditures. The accuracy of these estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are imprecise and will change as additional information becomes available. Estimates of economically recoverable reserves prepared by different engineers, or by the same engineers at different times may vary significantly. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. In addition, the estimation process also involves economic assumptions relating to commodity prices, production costs, severance and other taxes, capital expenditures and remediation costs. Actual results most likely will vary from the estimates. Any significant variance from these assumptions could affect the recoverable quantities of reserves attributable to any particular property and the classifications of reserves.

Shortages of oilfield equipment, services and qualified personnel could impact results of operations. The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and gas industry can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. There also have been regional shortages of drilling rigs and other equipment, as demand for specialized rigs and equipment has increased along with the number of wells being drilled. These factors also cause increases in costs for equipment, services and personnel. These cost increases could restrict the ability to drill wells and conduct operations, especially during periods of lower natural gas and oil prices.

Operations involve numerous risks that might result in accidents and other operating risks and costs. Drilling is a high-risk activity. Operating risks include: fire, explosions and blow-outs; unexpected drilling conditions such as abnormally pressured formations; abandonment costs; pipe, cement or casing failures; environmental accidents such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, brine or well fluids (including groundwater contamination). The Company could incur substantial losses as a result of injury or loss of life; pollution or other environmental damage; damage to or destruction of property and equipment; regulatory investigation; fines or curtailment of operations; or legal fees and other expenses incurred in the prosecution or defense of litigation. As a working interest owner in wells operated by other companies, the Company may also be exposed to the risks enumerated above that are not within its care, custody or control.

There are also inherent operating risks and hazards in the Company's gas and oil production, processing, transportation and distribution operations that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. Certain Company pipelines have been in service for a number of years. As these pipelines age, the risk may increase of pipeline leakage or failure due to corrosion, fatigue or third-party damage. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites could increase the damages resulting from these risks. In spite of the Company's precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on the financial position and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to the Company's customers. Such circumstances could adversely impact the Company's ability to meet contractual obligations and retain customers.

While the Company works to mitigate the risk of pipeline failures by assessing and replacing sections of more vulnerable pipelines and by implementing other measures as part of its pipeline integrity program, Questar cannot assure that these measures will be successful in avoiding serious accidents, explosions, injuries, death or loss.

As is customary in the natural gas development and production, transportation and distribution industries, the Company maintains insurance against some, but not all, of these potential risks and losses. Questar cannot assure that insurance will be adequate to cover these losses or liabilities. Losses and liabilities arising from uninsured or underinsured events could have a material adverse effect on the Company's financial condition and operations.

Questar is dependent on bank credit arrangements and continued access to capital markets to successfully execute its operating strategies. Questar also relies on access to short-term commercial paper markets. The Company is dependent on these capital sources to provide financing for working capital and certain projects. The availability and cost of these credit sources can vary significantly; and these capital sources may not remain available or the Company may not be able to obtain capital at a reasonable cost in the future. In lieu of commercial paper issuance, the Company at times has utilized credit facilities with banks to meet short-term funding needs. Questar has a $500 million revolving credit arrangement with various banks. However, banks may be unable or unwilling to extend credit in the future. Questar's revolving credit arrangement and commercial-paper program are subject to variable interest rates. From time to time the Company may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of capital from banks and other sources. While management believes it is important to maintain investment-grade credit ratings to conduct the Company's businesses, the Company may not be able to keep investment-grade ratings.

The economic downturn increases credit risk. Questar has significant credit exposure in outstanding accounts receivable from customers in all segments of its business. Questar has tightened its credit procedures, for example, by requiring deposits or prepayments to help manage this risk. Questar also aggressively pursues collection of past-due accounts receivable.

Questar may incur liabilities associated with the Spinoff of QEP. Questar received a Private Letter Ruling from the Internal Revenue Service that the distribution of QEP qualifies for tax-free treatment. The ruling relied on certain representations, assumptions and undertakings, including those related to past and future conduct of Questar's and QEP's business. The Internal Revenue Service could determine that the distribution of QEP is a taxable transaction if it determines that any of the representations, assumptions and undertakings is false or has been violated. If this occurs, Questar would face significant tax liability. Questar and QEP entered into several agreements in connection with the Spinoff, including a separation agreement, a tax matters agreement and a transition service agreement. Questar could face additional costs or liabilities if there are disputes regarding these agreements.

Risks Related to Regulation

Questar is subject to complex federal, state and local environmental laws and regulations that could adversely affect its cost of doing business. Environmental laws and regulations are complex, change frequently and tend to become more restrictive over time. Some of the regulations with which Questar must comply include the National Environmental Policy Act, the Endangered Species Act, the Clean Air Act, the Clean Water Act, and the National Historic Preservation Act, as well as similar state laws.
Federal and state agencies frequently impose conditions on the Company's activities. These restrictions have become more stringent over time and can limit or prevent natural gas development and production on Wexpro's leaseholds or construction of new transmission or distribution pipelines and related facilities. For example, the United States Fish and Wildlife Service may designate critical habitat areas for certain listed threatened or endangered species. A critical habitat designation could result in further material restrictions to federal-land use and private-land use and could delay or prohibit land access or development. The listing of certain species, such as the sage grouse, as threatened and endangered, could have a material impact on the Company's operations in areas where such species are found. The Clean Water Act and similar state laws regulate discharges of storm water, wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Failure to obtain permits for such discharges or accidental releases could result in civil and criminal penalties, orders to cease such discharges, corrective actions, and other costs and damages. These laws also require the preparation and implementation of Spill Prevention, Control, and Countermeasure Plans in connection with on-site storage of significant quantities of oil.
The Environmental Protection Agency (EPA) has recently enacted air-quality regulations that particularly affect Questar Pipeline and Wexpro operations. These regulations will require the installation of additional pollution controls and extensive monitoring and reporting. The impact of these air quality regulations, along with greenhouse gas monitoring and reporting requirements, may result in increased costs for Questar.

Certain environmental groups oppose drilling on some of Wexpro's federal and state leases. These groups sometimes sue federal and state agencies for alleged procedural violations in an attempt to stop, limit or delay natural gas and oil development on public lands.

All wells drilled in tight-gas-sand and shale reservoirs require hydraulic-fracture stimulation to achieve economic production rates and recoverable reserves. The majority of Wexpro’s current and future production and reserve potential is derived from reservoirs that require hydraulic-fracture stimulation to be commercially viable. Currently, all well-construction activities, including hydraulic-fracture stimulation, are regulated by state agencies that review and approve all aspects of gas- and oil-well design and operation. New environmental initiatives, proposed federal and state legislation, and rule-making pertaining to hydraulic-fracture stimulation could increase Wexpro's costs, restrict its access to natural gas reserves and impose additional permitting and reporting requirements. These potential restrictions on the use of hydraulic-fracture stimulation could materially affect the Company's ability to develop gas and oil reserves. The Company believes its well design and completion procedures are adequate to protect the environment. Questar supports disclosure of the contents of hydraulic-fracturing fluids and will submit information on the chemicals used in hydraulic-fracture stimulation on Company operated wells through the national disclosure registry FracFocus (fracfocus.org).

The Company is subject to U.S. Department of Transportation non-compliance risk due to significant legislative and regulatory developments in response to several major pipeline accidents in recent years. The reauthorization of the Pipeline Safety Act was signed by the President in January 2012. The new law includes significant new provisions on historical records research and maximum allowed operating pressure validation, use of automated or remote controlled valves on new or replaced lines, increased civil penalties and evaluation of expanding integrity management beyond high-consequence areas.

Various federal agencies within the U.S. Department of the Interior, particularly the Minerals Management Service and the Bureau of Indian Affairs, along with each Native American tribe, promulgate and enforce regulations pertaining to gas and oil operations on Native American tribal lands. These regulations include such matters as lease provisions, drilling and production requirements, environmental standards and royalty considerations. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands. Lessees and operators conducting operations on tribal lands are generally subject to the Native American tribal court system. One or more of these factors may increase the Company's costs of doing business on Native American tribal lands and have an impact on the viability of its natural gas development, production, gathering, processing and transportation operations on such lands.

In addition, the Company is subject to federal and state hazard communications and community right-to-know statutes and regulations such as the Emergency Planning and Community Right-to-Know Act that require certain record-keeping and reporting of the use and release of hazardous substances.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of Wexpro's natural gas development and production operations and Questar Pipeline's construction projects. Further, the public may comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, needed permits may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements that restrict Questar's ability to conduct its operations or to do so profitably.

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

Questar may be exposed to certain regulatory and financial risks related to climate change. Federal and state courts and administrative agencies are considering the scope and scale of climate-change regulation under various laws pertaining to the environment, energy use and development, and greenhouse-gas emissions. The EPA has adopted regulations for the measurement and reporting of greenhouse gases emitted from combustion at large facilities (emitting more than 25,000 metric tons/year of carbon dioxide equivalent) beginning in 2010. Questar's first report was filed with the EPA in September 2011. Reporting under this regulation has been expanded to include measurement and reporting of greenhouse-gas emissions attributed to methane venting and leaking starting in 2011. This regulation requires measurement and monitoring in the natural gas producing basins in which Wexpro operates, as well as in Questar Pipeline's compressor stations, storage fields, and processing facilities. Questar Gas is responsible for reporting combustion emissions for all of its customers, as well as for measurement and monitoring of gate-station methane emissions. EPA’s Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which went into effect January 1, 2011, currently regulates greenhouse gases as a Clean Air Act pollutant at large new sources or at existing sources undergoing major modifications. Analysis of near-term capital projects indicates that these permitting regulations will not inhibit development or expansion of Questar services, unless the EPA reduces thresholds in the future.

While future climate-change regulation is possible, it is too early to predict how potential regulation will affect Questar's business, operations, or financial results. If forthcoming regulations recognize that use of natural gas in high-efficiency residential, commercial, transportation, industrial, and electricity generation applications is essential to lower U.S. greenhouse-gas emissions, use of natural gas in these applications will increase. Similarly, natural gas will be essential in ensuring electrical-grid reliability as reliance on intermittent renewable energy increases in the future. Use of natural gas as an alternative transportation fuel continues to grow, with Questar actively involved in expanding refueling infrastructure. On the other hand, federal regulation of carbon dioxide could increase the price of natural gas, restrict access to or the use of natural gas, and/or reduce natural gas demand. Federal, state, and local governments may pass laws mandating the use of alternative-energy sources, such as wind, solar, and geothermal energy. The increased use of alternative energy could reduce the future demand for natural gas. It is uncertain whether Questar's operations and properties, all located in the Rocky Mountains, are exposed to possible physical risks, such as severe weather patterns due to climate change, as a result of man-made greenhouse gases.

FERC regulates the transportation and storage of natural gas and natural gas markets. Questar Pipeline's natural gas transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC has authority to: set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchase, sale, abandonment and other activities. FERC policies may adversely affect Questar Pipeline profitability. Over the past several years, FERC issued a number of orders related to market transparency that extend FERC oversight to many Questar subsidiaries. Order No. 704 requires all natural gas companies to report gas purchases and sales and their relationship to price reporting indexes. Order No. 712 defines changes in capacity release and asset management. Order No. 717 establishes new Standards of Conduct Rules and Order No. 720 requires intrastate pipelines to report available transportation capacity. In addition to the orders, FERC released a policy statement on compliance in which it states that companies must have a "rigorous" FERC compliance program that extends to all subsidiaries, not just interstate pipelines. Since the enactment of the Energy Policy Act of 2005, granting FERC increased penalty authority for non-compliance, FERC has targeted various issues in the natural gas industry for compliance audits and investigations. In late 2010 FERC issued a revised policy statement on penalty guidelines. These guidelines identify mitigation measures companies can take to minimize or reduce the risk of a significant FERC compliance penalty.

State agencies regulate the distribution of natural gas. Questar Gas's natural gas-distribution business is regulated by the PSCU and the PSCW. These commissions set rates for distribution services and establish policies and procedures for services, accounting, purchase, sale and other activities. PSCU and PSCW policies and decisions may adversely affect Questar Gas profitability.

Other Risks

Questar depends upon key operational and technical personnel. The successful implementation of the Company's business strategy depends, in part, on experienced operational and technical personnel, including key geologists, engineers and other professionals. Many of these key employees have the opportunity to retire within the next few years. The Company has succession-planning and knowledge-transfer processes to prepare future management and key employees for critical positions.

General economic and other conditions impact Questar's results. Questar's results may be negatively affected by: changes in global economic conditions; changes in regulation; creditworthiness of counterparties; rate of inflation and interest rates; weather and natural disasters; changes in customers' credit ratings; competition from other forms of energy, other pipelines and storage facilities; ability to renegotiate contracts, which could ultimately result in the impairment of assets; effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in business or financial condition; changes in credit ratings; and availability of financing for Questar. Slower economic growth in markets served by Questar businesses may adversely impact the Company's operating results.

Questar faces risks of cyber-security attacks and loss of sensitive customer and employee data. Questar's business systems may be vulnerable to an attack by individuals or organizations intending to disrupt business operations or obtain sensitive customer and employee data. In addition, this sensitive data may be disseminated though intentional or unintentional actions by employees, agents or vendors. The Company's operations and its ability to serve customers may be significantly impacted if its business systems were unavailable. The cost to remedy an unintended dissemination of sensitive information may be significant. Questar mitigates these risks through a defensive approach that utilizes information technology security measures including system disaster-recovery procedures, intrusion-prevention systems, vulnerability management, internet scanning, anti-virus and malware scanning, system-access procedures and system-change-control procedures.

The underfunded status of the Company's defined benefit pension plans increases pension costs and may require large contributions, which may divert funds from other uses. As of December 31, 2011, the Company's defined benefit pension plans were $256.9 million underfunded. This is due in part to the historically low discount rate used to value plan liabilities.

This will result in a substantial increase in pension costs for 2012. The underfunded status of the pension plans may require large contributions, which may divert funds from other uses by the Company. Over time, periods of declining interest rates and pension asset values may result in further reduction of the funding status of the plans and require additional contributions. Questar cannot predict whether these factors will require the Company to make contributions greater than current expectations. Such contributions may divert capital from other value-creation investments.

Failure of the Company's controls and procedures to detect misstatement of financial results or fraud could negatively impact operating results and harm the Company's reputation. Questar's management, including its Chief Executive Officer and Chief Financial Officer cannot ensure and do not expect that the Company's internal controls over financial reporting, including disclosure controls, will work as intended to prevent all possible errors and fraud. A control system, no matter how well designed and implemented, can provide only reasonable assurance that the purpose and intent of the control system are achieved. The design and application of a control system is based, in part, on judgments about the likelihood of future events. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with Company policies. Because of inherent limitations in a control system, misstatements due to error or fraud may occur without detection.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

GAS AND OIL DEVELOPMENT AND PRODUCTION - Wexpro
Wexpro develops, produces and delivers cost-of-service natural gas for Questar Gas under the terms of the Wexpro Agreement. The estimates of proved reserves were made by Wexpro's reservoir engineers as of December 31, 2011. All reported reserves are located in the United States. Wexpro sells crude oil production from certain oil-producing properties at market prices. Wexpro recovers its cost and return on investment from the proceeds. Any residual operating income after recovery of Wexpro costs and return is shared 54% Questar Gas, 46% Wexpro. The following table sets forth estimated natural gas and oil reserves:

	December 31, 2011
	Natural Gas	Oil and NGL	Natural Gas Equivalents
	(Bcf)	(MMbbl)	(Bcfe)
Proved developed reserves	491.2	4.4	517.7
Proved undeveloped reserves	267.5	0.9	273.0
Total proved reserves	758.7	5.3	790.7

Refer to Note 17 of the financial statements included in Item 8 of Part II of this Annual Report for additional information pertaining to the Company's reserves at the end of each of the last three years.

In addition to this filing, Wexpro will file reserves estimates as of December 31, 2011, with the Energy Information Administration of the Department of Energy on Form EIA-23. Although Wexpro uses the same technical and economic assumptions when it prepares the EIA-23, it is obligated to report reserves for the wells it operates, not for all wells in which it has an interest, and to include the reserves attributable to other owners in such wells.

Production
The following table sets forth the net production volumes and the production costs per Mcfe for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Volumes produced
Natural gas (Bcf)	50.5	50.2	48.2
Oil and NGL (MMbbl)	0.5	0.4	0.4
Total production (Bcfe)	53.3	52.9	50.7
Lifting costs (per Mcfe)
Lease operating expense	$0.42	$0.38	$0.42
Production taxes	0.48	0.51	0.39
Total lifting costs	$0.90	$0.89	$0.81

Productive Wells
The following table summarizes the Company's productive wells as of December 31, 2011. All wells are located in the United States.

	Gas Wells	Oil Wells	Total
Gross	1,497	117	1,614
Net	643.1	38.3	681.4

Although many wells produce both gas and oil, a well is categorized as either a gas or an oil well based upon the ratio of gas to oil produced. Each gross well completed in more than one producing zone is counted as a single well. At the end of 2011, the Company had 13 gross wells with multiple completions.

Leasehold Acres
The following table summarizes developed acreage in which the Company owns a working interest as of December 31, 2011. Developed acreage is acreage assigned to productive wells. The Company does not have any undeveloped acreage. Excluded from the table is acreage in which the Company's interest is limited to royalty, overriding-royalty and other similar interests. All leasehold acres are located in the United States.

	Developed Acres
	Gross	Net
Wyoming	99,918	84,621
Colorado	29,094	25,234
Utah	14,093	13,853
Other	759	759
Total	143,864	124,467

Drilling Activity
The following table summarizes the number of development wells drilled by Wexpro during the years indicated. Wexpro did not drill any exploratory wells.

	Productive			Dry
	Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Net Wells Completed
Development	43.7	28.9	35.4	1.0	1.0	4.0

Gross Wells Completed
Development	81	44	54	1	1	4

INTERSTATE GAS TRANSPORTATION – Questar Pipeline
Questar Pipeline has firm-transportation contracts of 4,973 Mdth per day. These commitments include 1,931 Mdth per day for Questar Pipeline; 1,941 Mdth per day for Overthrust Pipeline; 81 Mdth per day for Southern Trails Pipeline; and, 1,020 Mdth per day for Questar Pipeline's 50% ownership of White River Hub. Questar Pipeline's transportation system includes 2,638 miles of natural gas-transportation pipelines that interconnect with other pipelines. Its core system includes two segments, referred to as the northern system and southern system. The northern system extends from northwestern Colorado through southwestern Wyoming into northern Utah, while the southern system extends from western Colorado to Goshen, Utah. Questar Pipeline's natural gas-transportation-pipeline mileage includes: pipelines at storage fields and tap lines used to serve Questar Gas; 257 miles of Overthrust Pipeline, a wholly owned subsidiary; and 487 miles of the Southern Trails Pipeline, a wholly owned subsidiary; but does not include 96 miles of Southern Trails Pipeline that is not in service in southern California. Questar Pipeline's system ranges in diameter from lines that are less than four inches to 36-inches. Questar Pipeline also owns large-scale compressor stations, which boost the pressure of natural gas transported on its pipelines for delivery to utility customers and third-party pipelines.

Questar Pipeline also owns the Clay Basin storage facility in northeastern Utah, which has a certificated capacity of 120.2 Bcf, including 54.0 Bcf of working gas. Questar Pipeline also owns three smaller storage aquifers in northeastern Utah and western Wyoming. Through a subsidiary, Questar Pipeline also owns gathering lines and processing facilities near Price, Utah, which provide gas-processing services for third parties.

RETAIL GAS DISTRIBUTION - Questar Gas
Questar Gas distributes gas to customers along the Wasatch Front, the major populated area of Utah, the metropolitan Salt Lake area, Provo, and Ogden. It also serves customers throughout the state, including the cities of Price, Roosevelt, Park City, Logan, Vernal, Moab, Monticello, Fillmore, Cedar City and St. George. Questar Gas supplies natural gas to the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer and Diamondville, and the southeastern Idaho community of Preston. To supply these communities Questar Gas owns and operates distribution systems and has a total of 27,415 miles of street mains, service lines and interconnecting pipelines. Questar Gas has a major operations center in Salt Lake City, and has operations centers, field offices and service-center facilities in other parts of its service area.

ITEM 3.  LEGAL PROCEEDINGS.

Commitments and Contingencies
See Note 8 to the financial statements included in Item 8 of Part II of this Annual Report for information concerning commitments and contingencies.

Regulatory Proceedings
See Note 10 to the financial statements included in Item 8 of Part II of this Annual Report for information concerning various regulatory proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Five-Year Cumulative Total Return to Shareholders
The following graph compares the cumulative total return of the Company's common stock with the cumulative total returns of a peer group of diversified natural gas companies selected by Questar, and of the S&P Composite-500 Stock Index:

	2006	2007	2008	2009	2010	2011
Questar	$100.00	$131.58	$80.34	$103.71	$127.72	$150.64
Peer group	100.00	107.37	76.85	103.67	116.54	146.51
S&P 500	100.00	105.50	66.48	84.06	96.73	98.77

The chart assumes $100 is invested at the close of trading on December 31, 2006, in the Company's common stock, an index of peer companies and the S&P 500 Index. It also assumes all dividends are reinvested. For 2011 the Company had a total return of 17.9% compared to 25.7% for the peer group and 2.1% for the S&P 500 Index. For the five-year period, the Company had a compound annual total return of 8.54% compared to 7.94% for the peer group and (0.25%) for the S&P 500 Index. The peer group is comprised of AGL Resources, Inc.; Atmos Energy Corporation; Energen Corporation; EQT Corporation; MDU Resources Group, Inc.; National Fuel Gas Company; NISOURCE, Inc.; Northwest Natural Gas Company; ONEOK, Inc.; Piedmont Natural Gas Company; Southern Union Company; Southwest Gas Corporation; and WGL Holdings, Inc. NICOR Inc. was removed from the peer group in 2011 because it was acquired by AGL Resources, Inc.

The foregoing graph shall not be deemed to be filed as part of this Annual Report and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of Questar under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates the graph by reference.

Questar's common stock is listed on the New York Stock Exchange (NYSE:STR). As of January 31, 2012, Questar had 8,117 shareholders of record. Following is a summary of Questar's quarterly stock-price and dividend information:

	High price	Low price	Dividend
	(per share)
2011
First quarter	$18.28	$16.60	$0.1525
Second quarter	17.96	16.59	0.1525
Third quarter	19.06	16.36	0.1525
Fourth quarter	20.06	16.82	0.1625
			$0.6200
2010
First quarter	$14.89	$12.62	$0.1300
Second quarter	16.94	13.57	0.1300
Third quarter	17.62	14.86	0.1400
Fourth quarter	18.30	16.52	0.1400
			$0.5400

Stock prices for the first and second quarters of 2010 have been recast to reflect the Spinoff of QEP. The stock prices have been bifurcated based on the ratio of the when-issued prices of Questar and QEP on June 30, 2010.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
During the one-year period ended December 31, 2011, Questar sold 221,081 shares of its common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan (the “Plan”) for an aggregate consideration of $3.9 million. These shares were issued in lieu of cash dividends that would otherwise have been paid to the Plan participants.

These shares were offered and sold pursuant to an effective registration statement on Form S-3; however, the Company understands there may be an interpretation calling into question whether that registration statement had expired. If these shares were held to be issued without registration in violation of the Securities Act of 1933, as amended, Questar could potentially be required to repurchase the shares sold to purchasers in these offerings at the original purchase price, plus statutory interest from the date of purchase, less dividends received by purchasers on the shares, subject to the statutory limitations period. Questar has determined that, as of the end of the reporting period, the total amount that may be due to purchasers of purportedly unregistered shares would not be material to its financial results. A new registration statement for the Dividend Reinvestment and Stock Purchase Plan was filed with the SEC during the third quarter of 2011.

Although these shares may be held to have been issued and sold without registration under the Securities Act, they were nevertheless validly issued under the Utah Revised Business Corporation Act and Questar's Amended and Restated Articles of Incorporation and are issued and outstanding for all purposes with all rights (such as voting, dividend and liquidation rights) as all other issued and outstanding shares of Questar's common stock.

Questar repurchased shares in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended December 31, 2011:

2011	Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
				(in millions)
October 1 through October 31	3,090	$19.21	—	$100.0
November 1 through November 30	3,232	19.54	—	100.0
December 1 through December 31	86,056	19.92	—	100.0
Total	92,378	$19.88	—

(1) The total number of shares purchased during the quarter includes 92,378 shares in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options.

(2) On July 26, 2011, the Questar Board of Directors authorized a $100.0 million share repurchase program, which will be effective through 2012. Share repurchases may be made on the open market or through other transactions. Questar's management has sole discretion with respect to determining the timing and amount of these transactions.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for the five years ending December 31, 2011, is provided in the table below. Refer to Item 7 and Item 8 in Part II of this Annual Report for discussion of facts affecting the comparability.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per-share amounts)
Results Of Operations
Revenues	$1,194.4	$1,123.6	$1,109.9	$1,201.9	$1,080.2
Operating income	366.9	343.3	328.2	307.3	257.2
Income from continuing operations	207.9	192.3	180.5	172.2	145.8
Discontinued operations net of income taxes	—	146.9	212.8	511.6	361.6
Net income attributable to Questar	$207.9	$339.2	$393.3	$683.8	$507.4
Earnings per common share attributable to Questar
Basic from continuing operations	$1.17	$1.09	$1.03	$1.00	$0.84
Basic from discontinued operations	—	0.84	1.23	2.96	2.11
Basic total	$1.17	$1.93	$2.26	$3.96	$2.95
Diluted from continuing operations	$1.16	$1.08	$1.02	$0.98	$0.83
Diluted from discontinued operations	—	0.83	1.21	2.90	2.05
Diluted total	$1.16	$1.91	$2.23	$3.88	$2.88
Weighted-average common shares outstanding
Used in basic calculation	177.4	175.4	174.1	172.8	172.0
Used in diluted calculation	178.8	178.0	176.3	176.1	175.9
Financial Position
Total assets of continuing operations	$3,532.8	$3,373.6	$3,189.7	$3,115.7	$2,809.7
Total assets of discontinued operations	—	—	5,828.9	5,741.0	3,336.8
Total assets at December 31	$3,532.8	$3,373.6	$9,018.6	$8,856.7	$6,146.5
Total liabilities of continuing operations	$2,499.3	$2,337.5	$2,053.1	$2,123.2	$1,824.6
Total liabilities of discontinued operations	—	—	3,408.4	3,286.0	1,744.0
Total liabilities at December 31	$2,499.3	$2,337.5	$5,461.5	$5,409.2	$3,568.6
Capitalization and short-term debt of continuing operations at December 31
Short-term debt	$219.0	$242.0	$221.9	$271.8	$363.8
Current portion of long-term debt	91.5	182.0	—	42.0	101.3
Long-term debt (less current portion)	993.0	898.5	831.2	829.8	521.9
Total equity	$1,033.5	$1,036.1	$1,136.6	$992.5	$985.1
Book value per common share of continuing operations at December 31	$5.81	$5.87	$6.51	$5.72	$5.70
Cash Flow From Continuing Operations
Net cash provided by operating activities	$489.0	$350.9	$428.8	$271.5	$334.0
Capital expenditures	(367.7)	(320.3)	(299.8)	(349.0)	(559.4)
Net cash used in investing activities	(370.9)	(525.7)	(249.8)	(357.0)	(494.7)
Net cash provided by (used in) financing activities	(128.3)	185.1	(167.5)	74.0	167.1
Dividends per share	$0.62	$0.54	$0.505	$0.4925	$0.485

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION

Following are comparisons of income (loss) from continuing operations by line of business:

	Year Ended December 31,			Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions, except per-share amounts)
Wexpro	$95.2	$88.1	$80.7	$7.1	$7.4
Questar Pipeline	67.9	67.4	58.2	0.5	9.2
Questar Gas	46.1	43.9	41.6	2.2	2.3
Corporate	(1.3)	(7.1)	—	5.8	(7.1)
Income from continuing operations	$207.9	$192.3	$180.5	$15.6	$11.8
Earnings per share - diluted	$1.16	$1.08	$1.02	$0.08	$0.06
Average diluted shares	178.8	178.0	176.3	0.8	1.7

WEXPRO
Wexpro reported net income of $95.2 million in 2011 compared to $88.1 million in 2010 and $80.7 million in 2009. The growth in net income resulted from increased investment in cost-of-service gas development wells. Following is a summary of Wexpro financial and operating results:

	Year Ended December 31,			Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Operating Income
REVENUES
Operator service fee	$253.5	$239.5	$224.9	$14.0	$14.6
Oil and NGL sales	31.3	25.1	17.4	6.2	7.7
Other	0.3	0.2	0.6	0.1	(0.4)
Total Revenues	285.1	264.8	242.9	20.3	21.9
OPERATING EXPENSES
Operating and maintenance	22.3	20.2	21.2	2.1	(1.0)
General and administrative	24.2	20.5	17.0	3.7	3.5
Production and other taxes	25.6	26.8	20.0	(1.2)	6.8
Depreciation, depletion and amortization	63.9	62.1	58.8	1.8	3.3
Oil income sharing	3.3	1.1	1.0	2.2	0.1
Total Operating Expenses	139.3	130.7	118.0	8.6	12.7
Net (loss) from asset sales	(0.1)	(0.4)	(0.3)	0.3	(0.1)
OPERATING INCOME	$145.7	$133.7	$124.6	$12.0	$9.1

Operating Statistics
Production volumes
Natural gas (Bcf)	50.5	50.2	48.2	0.3	2.0
Oil and NGL (MMbbl)	0.5	0.4	0.4	0.1	—
Oil and NGL average sales price (per bbl)	$82.11	$65.55	$46.73	$16.56	$18.82
Investment base at Dec. 31, (in millions)	$474.4	$456.6	$431.9	$17.8	$24.7

Revenues
Wexpro earned a 20.0% after-tax return on average investment base in 2011 compared to 20.0% in 2010 and 20.1% in 2009. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base includes its costs of commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. Following is a summary of changes in the Wexpro investment base:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Investment base at beginning of year	$456.6	$431.9	$410.6
Successful development wells and related equipment	118.0	99.9	99.8
Depreciation, depletion and amortization	(60.2)	(57.9)	(54.3)
Change in deferred taxes	(40.0)	(17.3)	(24.2)
Investment base at end of year	$474.4	$456.6	$431.9

Wexpro produced 50.5 Bcf of cost-of-service natural gas for Questar Gas during 2011, compared to 50.2 Bcf in 2010 and 48.2 Bcf in 2009. The higher production levels are due to increased investment in gas-development wells. Cost-of-service natural gas production provided approximately 52% of Questar Gas's supply requirements in 2011 compared to 51% in 2010 and 2009.

Revenues from oil and NGL sales increased 25% in 2011 compared to 2010 after increasing 44% in 2010 compared to 2009. The variability in oil and NGL revenues is due to changes in the market price of oil and NGL. The average selling price for oil and NGL increased 25% in 2011 compared to 2010 and increased 40% in 2010 compared to 2009.

Expenses
Operating and maintenance expenses were $0.42 per Mcfe in 2011, $0.38 per Mcfe in 2010 and $0.42 per Mcfe in 2009. The higher amount in 2011 was due to increased costs of outside operated properties. The lower amount in 2010 was due to reduced spending on repairs and well workovers. General and administrative expenses were $3.7 million higher in 2011 compared to 2010 and $3.5 million higher in 2010 compared to 2009. The 2011 and 2010 increases were due to higher compensation, employee benefits and allocated corporate expenses.

Production and other taxes were $1.2 million lower in 2011 compared to 2010 and $6.8 million higher in 2010 compared to 2009. These taxes were $0.48 per Mcfe in 2011, $0.51 per Mcfe in 2010 and $0.39 per Mcfe in 2009. The variability in production and other taxes is due to changes in the wellhead market value of natural gas, oil and NGL production. The average price of natural gas used to calculate production taxes was $4.22 per Mcf in 2011, $4.48 per Mcf in 2010 and $3.31 per Mcf in 2009.

Depreciation, depletion and amortization expense was $1.49 per Mcfe in 2011, $1.47 per Mcfe in 2010 and $1.44 per Mcfe in 2009. The depreciation, depletion and amortization rate has been increasing because of higher development costs and the depletion of older lower-cost natural gas reserves.

Under the terms of the Wexpro Agreement, Wexpro shares 54% of its operating income from oil development with Questar Gas after recovery of expenses and a return on Wexpro's investment in successful wells. Questar Gas received oil-income sharing amounting to $3.3 million in 2011, $1.1 million in 2010 and $1.0 million in 2009.

QUESTAR PIPELINE
Questar Pipeline reported 2011 net income of $67.9 million compared to $67.4 million in 2010 and $58.2 million in 2009. The increase in 2011 was due to higher transportation revenues and lower operating costs and interest expense. This was partially offset by lower NGL revenues and increased depreciation expense from system expansions. Following is a summary of Questar Pipeline financial and operating results:

	Year Ended December 31,			Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Operating Income
REVENUES
Transportation	$195.2	$188.7	$173.2	$6.5	$15.5
Storage	38.3	37.6	39.4	0.7	(1.8)
NGL sales - transportation	8.9	12.3	7.0	(3.4)	5.3
NGL sales - field services	8.3	11.6	4.2	(3.3)	7.4
Energy services	16.2	14.0	13.7	2.2	0.3
Gas processing	2.5	3.3	1.2	(0.8)	2.1
Other	2.4	3.7	6.7	(1.3)	(3.0)
Total Revenues	271.8	271.2	245.4	0.6	25.8
OPERATING EXPENSES
Operating and maintenance	35.3	41.4	40.1	(6.1)	1.3
General and administrative	46.5	41.0	36.1	5.5	4.9
Depreciation and amortization	51.2	47.4	44.3	3.8	3.1
Other taxes	10.1	9.0	8.6	1.1	0.4
Cost of sales	3.1	2.4	1.6	0.7	0.8
Total Operating Expenses	146.2	141.2	130.7	5.0	10.5
Net gain from asset sales	0.3	0.8	0.5	(0.5)	0.3
OPERATING INCOME	$125.9	$130.8	$115.2	$(4.9)	$15.6

Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	665.8	642.4	624.1	23.4	18.3
For Questar Gas	116.9	112.0	112.9	4.9	(0.9)
Total Transportation	782.7	754.4	737.0	28.3	17.4
Transportation revenue (per dth)	$0.25	$0.25	$0.24	$—	$0.01
Net-firm-daily-transportation demand at December 31, (including White River Hub of 1,020 Mdth in 2011, 2010 and 2009)	4,973	4,744	4,243	229	501
Natural gas processing
NGL sales (Mbbl)	233	427	289	(194)	138
NGL sales price (per bbl)	$73.77	$56.04	$38.76	$17.73	$17.28

Revenues
As of December 31, 2011, Questar Pipeline had firm-transportation contracts of 4,973 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 4,744 Mdth per day as of December 31, 2010, and 4,243 Mdth per day as of December 31, 2009. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. In February 2011, Questar Overthrust Pipeline completed a 43-mile, 36-inch diameter pipeline loop of its system from Rock Springs to its Cabin 31 facility near Blacks Fork, Wyoming. Questar Pipeline completed an expansion of its ML 104 southern system in November 2011.

Questar Gas is Questar Pipeline's largest transportation customer with contracts for 881 Mdth per day. The majority of Questar Gas transportation contracts extend through mid 2017. Rockies Express Pipeline has leased capacity on the Questar Overthrust Pipeline for 625 Mdth per day through 2027. Wyoming Interstate Company has contracts on Questar Overthrust Pipeline for 125 Mdth per day through 2019 and for 405 Mdth per day through 2017, decreasing to 230 Mdth per day through 2020. In addition, Wyoming Interstate Company has three contracts on Questar Overthrust Pipeline for transportation from Wamsutter to the Ruby Pipeline near Opal that ramp up to 548.5 Mdth per day by 2015. Two of the contracts started in 2010 and one started in early 2011 with terms ranging from 10 to 12 years. The Questar Overthrust Pipeline 2011 loop expansion supports the Wyoming Interstate Company contracts.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 25% of firm-storage capacity at Clay Basin for terms extending from two to eight years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for seven years. In 2011, Questar Pipeline received FERC approval to expand its working capacity in Clay Basin by 2.7 Bcf.

Questar Pipeline charges FERC-approved transportation and storage rates that are based on straight-fixed-variable rate design. Under this rate design, all fixed costs of providing service, including depreciation and return on investment, are recovered through the demand charge. About 95% of Questar Pipeline costs are fixed and recovered through these demand charges. Questar Pipeline's earnings are driven primarily by demand revenues from firm shippers. Since only about 5% of operating costs are recovered through volumetric charges, changes in transportation volumes do not have a significant impact on earnings.

NGL sales decreased 28% in 2011 compared to 2010 and more than doubled in 2010 compared to 2009. NGL volumes were down 45% in 2011 compared to 2010 and up 48% in 2010 compared to 2009. NGL prices were $73.77 per barrel in 2011, $56.04 per barrel in 2010 and $38.76 per barrel in 2009.

Expenses
Operating and maintenance expenses decreased by 15% to $35.3 million in 2011 compared to $41.4 million in 2010 and $40.1 million in 2009. The decrease in 2011 was due to lower maintenance costs. The increase in 2010 was a result of higher operating and maintenance costs attributable to system expansions and higher labor and outside service costs. General and administrative expenses increased to $46.5 million in 2011 compared to $41.0 million in 2010 and $36.1 million in 2009. The increase in 2011 was due to higher compensation, employee benefits and allocated corporate expenses. Operating, maintenance, general and administrative expenses per dth transported were $0.10 in 2011, $0.11 in 2010 and $0.10 in 2009. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 8% in 2011 compared to 2010 and increased 7% in 2010 compared to 2009 due to investment in pipeline expansions.

QUESTAR GAS
Questar Gas reported net income of $46.1 million in 2011 compared to $43.9 million in 2010 and $41.6 million in 2009. The 2011 increase was primarily due to increased customers and additional revenues due to investment in feeder line replacements. Following is a summary of Questar Gas financial and operating results:

	Year Ended December 31,			Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Operating Income
REVENUES
Residential and commercial sales	$893.0	$833.0	$874.0	$60.0	$(41.0)
Industrial sales	29.7	26.7	8.3	3.0	18.4
Transportation for industrial customers	11.3	9.7	11.2	1.6	(1.5)
Service	5.1	4.8	5.4	0.3	(0.6)
Other	29.7	28.7	21.0	1.0	7.7
Total Revenues	968.8	902.9	919.9	65.9	(17.0)
Cost of natural gas sold
From unaffiliated parties	318.4	278.5	329.8	39.9	(51.3)
From affiliated companies	327.3	313.7	296.8	13.6	16.9
Total	645.7	592.2	626.6	53.5	(34.4)
Margin	323.1	310.7	293.3	12.4	17.4
OTHER OPERATING EXPENSES
Operating and maintenance	118.5	114.4	106.4	4.1	8.0
General and administrative	51.0	49.9	42.9	1.1	7.0
Depreciation and amortization	44.5	43.7	43.8	0.8	(0.1)
Other taxes	15.0	14.1	13.3	0.9	0.8
Total Other Operating Expenses	229.0	222.1	206.4	6.9	15.7
OPERATING INCOME	$94.1	$88.6	$86.9	$5.5	$1.7

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	113.3	105.8	109.4	7.5	(3.6)
Industrial sales	5.0	4.5	1.3	0.5	3.2
Transportation for industrial customers	52.5	59.3	58.0	(6.8)	1.3
Total industrial	57.5	63.8	59.3	(6.3)	4.5
Total deliveries	170.8	169.6	168.7	1.2	0.9
Natural gas revenue (per dth)
Residential and commercial	$7.88	$7.88	$7.99	$—	($0.11)
Industrial sales	6.03	5.89	6.50	0.14	(0.61)
Transportation for industrial customers	0.21	0.16	0.19	0.05	(0.03)
System natural gas cost (per dth)	$5.05	$5.34	$5.01	($0.29)	$0.33
Colder than normal temperatures	7%	1%	5%	6%	(4%)
Temperature-adjusted usage per customer (dth)	111.1	106.9	109.0	4.2	(2.1)
Customers at December 31, (in thousands)	919	910	899	9	11

Margin Analysis
Questar Gas's margin (revenues less gas costs) increased $12.4 million in 2011 compared to 2010 and increased $17.4 million in 2010 compared to 2009. Following is a summary of major changes in Questar Gas's margin for 2011 compared to 2010 and 2010 compared to 2009:

	Change
	2011 vs. 2010	2010 vs. 2009
	(in millions)
New customers	$2.7	$3.0
Change in rates	1.2	3.1
Demand-side-management cost recovery	0.8	12.2
Feeder line tracker	4.3	—
Recovery of gas-cost portion of bad-debt costs	0.3	(0.7)
Other	3.1	(0.2)
Increase	$12.4	$17.4

At December 31, 2011, Questar Gas served 919,236 customers, up from 909,570 at December 31, 2010, and 898,558 at December 31, 2009. New-customer growth increased the margin by $2.7 million in 2011 and $3.0 million in 2010.

Temperature-adjusted usage per customer increased 4% in 2011 compared to 2010 and decreased 2% in 2010 compared to 2009. The impact on the company margin from changes in usage per customer has been mitigated by a CET that was approved by the PSCU beginning 2006. The CET adjustment decreased revenues by $3.6 million in 2011 and increased revenues by $2.9 million in 2010, which offset changes in customer usage.

Weather, as measured in degree days, was 7% colder than normal in 2011, 1% colder than normal in 2010 and 5% colder than normal in 2009. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

On April 8, 2010, the PSCU approved a settlement in Questar Gas's Utah general rate case. The stipulation, effective August 1, 2010, authorized an increase in the utility's allowed return on equity from 10% to 10.35% and indefinitely extended the existing CET. In the stipulation, the PSCU approved an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. The stipulation agreement increased customer rates by $5.0 million annually with the changes in rates effective August 1, 2010.

In November 2011, Questar Gas filed a general rate case in Wyoming, requesting an increase in rates of $1.0 million and a 10.25% return on equity.

Expenses
Cost of natural gas sold increased 9% in 2011 compared to 2010 and decreased 5% in 2010 compared to 2009. The 2011 increase was due to a 7% increase in volumes sold, partially offset by a 5% decrease in the purchase cost of natural gas. The 2010 decrease was due to lower cost of purchased gas. Cost of natural gas from affiliates includes cost-of-service gas supplies from Wexpro and transportation and storage from Questar Pipeline. These costs increased 4% in 2011 and 6% in 2010 due to higher volumes and cost of gas from Wexpro. Wexpro provided 52% of Questar Gas natural gas supply in 2011 and 51% in 2010. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of December 31, 2011, Questar Gas had a $10.8 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred.

Operating and maintenance expenses increased $4.1 million in 2011 compared to 2010 due to a $0.8 million increase in DSM costs and a $1.9 million increase in bad-debt costs. Operating and maintenance expenses increased $8.0 million in 2010 compared to 2009 due to a $12.2 million increase in DSM costs recovered from customers. Bad-debt costs decreased $3.0 million in 2009. General and administrative costs increased $1.1 million in 2011 compared to 2010 and increased $7.0 million in 2010 compared to 2009 due to higher compensation, employee benefits and allocated corporate expenses. The sum of operating, maintenance, general and administrative expenses not including DSM costs per customer was $141 in 2011 compared to $138 in 2010 and $136 in 2009.

Depreciation expense was 2% higher in 2011 compared to 2010 as higher depreciation expense from plant additions was partially offset by lower depreciation rates authorized in the last rate case. Depreciation expense was flat in 2010 compared to 2009 as higher depreciation expense from plant additions was offset by lower depreciation rates authorized in the last rate case.

Other Consolidated Results

Separation Costs
In 2010, Questar's share of costs directly related to the Spinoff of QEP was $11.5 million before income taxes, or $8.8 million after income taxes. These costs include legal, advisory and severance costs. The tax impact was reduced by non-deductible costs.

Interest and Other Income
Interest and other income decreased $1.3 million in 2011 compared to 2010 and decreased $0.8 million in 2010 compared to 2009. The details of interest and other income for the last three years are shown in the table below:

	Year Ended December 31,			Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Interest income and other earnings	$1.5	$4.5	$4.1	$(3.0)	$0.4
Inventory sales	0.7	0.7	0.9	—	(0.2)
Allowance for other funds used during construction (capitalized finance costs)	4.4	2.7	2.6	1.7	0.1
Return earned on working-gas inventory and purchased-gas-adjustment account	3.8	3.8	4.9	—	(1.1)
Total	$10.4	$11.7	$12.5	$(1.3)	$(0.8)

Income from unconsolidated affiliate
Income from White River Hub, Questar's sole unconsolidated affiliate, was $3.8 million in 2011, 2010 and 2009.

Interest expense
Interest expense decreased 1% in 2011 compared to 2010 after decreasing 4% in 2010 compared to 2009. The decreases are due to lower short-term interest rates. Interest rates on the Company's commercial-paper borrowings in 2011 and 2010 averaged less than 1% per annum after reaching the highest level in recent years in September 2008. Capitalized interest charges on construction projects amounted to $0.6 million in 2011 and $1.2 million in 2010 and 2009.

Income taxes
The effective combined federal and state income tax rate was 35.9% in 2011, 36.3% in 2010 and 36.6% in 2009. The effects of 100% bonus depreciation and other significant book/tax permanent and timing differences will cause Questar to incur a net operating loss (NOL) for federal income tax purposes for the tax year ending 2011. The estimated NOL for 2011 is $102.0 million. It is anticipated that Questar will be able to utilize the NOL by offsetting it against future taxable income.

As a result of the Spinoff of QEP, the 2010 federal income tax return (filed in September, 2011) included the first six months' of 2010's financial results from discontinued operations. The inclusion of the discontinued operations and bonus depreciation claimed in 2010 resulted in a federal taxable loss of $27.5 million. Questar utilized the 2010 NOL by carrying it back to previous years that had taxable income. The tax sharing agreement that was negotiated between Questar and QEP as part of the Spinoff requires a true-up between the companies for each company's 2010 actual tax liability as the benefits from the NOL are utilized. It is anticipated that the tax loss from 2010 will use up all available carry-back capacity and the final true-up between Questar and QEP for the 2010 tax year will occur in the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Following is a summary of net cash provided by operating activities of continuing operations for 2011, 2010 and 2009:

	Year Ended December 31,			Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Income from continuing operations	$207.9	$192.3	$180.5	$15.6	$11.8
Noncash adjustments to net income	276.2	266.9	245.0	9.3	21.9
Changes in operating assets and liabilities	4.9	(108.3)	3.3	113.2	(111.6)
Net cash provided by operating activities of continuing operations	$489.0	$350.9	$428.8	$138.1	$(77.9)

Noncash adjustments to net income consisted primarily of depreciation, depletion and amortization, and deferred income taxes. Depreciation, depletion and amortization were higher in 2011 compared to 2010 due to investment in plant and equipment. Deferred income taxes were higher in 2011 compared to 2010 due to bonus-tax depreciation. Cash sources from operating assets and liabilities were higher in 2011 compared to 2010 due to refunds of income taxes and recovery of regulatory assets. Cash sources from operating assets and liabilities were lower in 2010 compared to 2009 due to reductions in current liabilities including accounts payable and accrued expenses, federal income taxes payable and purchased-gas adjustments.

Investing Activities
Capital spending in 2011 amounted to $367.7 million compared to $320.3 million in 2010. The details of capital expenditures in 2011 and 2010 and a forecast for 2012 are shown in the table below:

	Year Ended December 31,
	2012
	Forecast	2011	2010
	(in millions)
Wexpro	$130	$136.2	$90.6
Questar Pipeline	55	104.5	121.0
Questar Gas	155	121.5	108.6
Corporate	10	5.5	0.1
Total capital expenditures	$350	$367.7	$320.3

Wexpro
During 2011, Wexpro participated in 109 gross wells (63.2 net), resulting in 43.7 net successful gas wells and 1.0 net dry or abandoned well. The 2011 net drilling-success rate was 97.8%. There were 27 gross wells (18.4 net) in progress at year-end. Wexpro expects to spend about $130 million in 2012 for developmental gas drilling.

Questar Pipeline
Questar Overthrust Pipeline, a wholly owned subsidiary of Questar Pipeline, started a system expansion in 2010 looping 43 miles of pipeline between its Cabin 31 facility near Blacks Fork and Rock Springs, Wyoming. This expansion was completed in February 2011. Questar Pipeline's 2012 capital-spending forecast is about $55 million for transmission-system expansions and pipeline replacements.

Questar Gas
During 2011, Questar Gas added 138 miles of main, feeder and service lines to provide service to 9,666 additional customers and spent $58.6 million to replace high-pressure feeder lines. Questar Gas's 2012 capital-spending forecast of about $155 million includes customer additions of approximately 9,000 customers, distribution-system upgrades and expansions, and high-pressure feeder line replacements of about $55 million.

Financing Activities
Following is a summary of financing activities for 2011, 2010 and 2009:

	Year Ended December 31,			Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Common stock issues, net of repurchases	$2.7	$6.8	$9.1	$(4.1)	$(2.3)
Change in long-term debt	(7.1)	244.6	(41.2)	(251.7)	285.8
Change in short-term debt	(23.0)	20.1	(49.9)	(43.1)	70.0
Dividends paid	(110.1)	(94.8)	(87.9)	(15.3)	(6.9)
Other	9.2	8.4	2.4	0.8	6.0
Net cash provided by (used in) financing activities by continuing operations	$(128.3)	$185.1	$(167.5)	$(313.4)	$352.6

Questar Pipeline repaid $180.0 million of maturing medium-term notes in the second and third quarters of 2011. In December 2011, Questar Pipeline issued $180.0 million of notes due December 2041 with a 4.875% coupon rate to replace this debt. In the second and third quarters of 2011, Questar Pipeline entered into forward starting swaps totaling $150.0 million at a weighted average fixed interest rate of 3.91%. Under these swaps, Questar Pipeline paid fixed and received floating interest rates. These swaps fixed a portion of the cash flows related to interest payments on the $180.0 million fixed-rate debt issued in December 2011, at market interest rates prevailing at the time the swaps were executed. These swaps terminated in October 2011, requiring a payment of $29.1 million from Questar Pipeline to the counterparties because interest rates declined. Questar Pipeline entered into a new forward starting swap in October 2011, of $150.0 million at a fixed interest rate of 3.00%. This swap was terminated in December 2011 when the long-term debt was issued, requiring an additional payment of $8.2 million from Questar Pipeline to the counterparty because of further declines in interest rates. These swaps qualify as cash flow hedges and the $37.3 million paid to settle the swaps will be amortized over the 30-year life of the debt. The effective interest rate on the $180.0 million debt after adjusting the net proceeds for issuance costs and the swap settlements was 6.66%.

In December 2010, Questar issued $250.0 million of 2.75% Senior Notes due 2016. In the second quarter of 2011, Questar executed a fixed-to-floating interest rate swap transaction with a counterparty and converted $125.0 million of its 2.75% fixed long-term debt to floating rate debt. The 2.75% rate was swapped for a LIBOR-based floating rate that is determined at the beginning of August and February each year until maturity of the notes in 2016.

In September 2009, Questar Pipeline issued $50.0 million of notes due February 2018 with a 5.40% effective interest rate and used the net proceeds to repay $42.0 million of long-term notes that matured in October 2009.

Questar's consolidated capital structure consisted of 56% combined short- and long-term debt and 44% common shareholders' equity at December 31, 2011 and December 31, 2010. The Company does not expect the ratio of debt in the capital structure to materially change over the next several years.

Questar Gas has $91.5 million of long-term debt maturing in 2012. Questar Gas expects to refinance its maturing debt using publicly traded notes. The Company believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

Questar issues commercial paper to meet short-term financing requirements. Questar has a revolving credit arrangement with various banks to provide back-up credit liquidity support for Questar's commercial paper program. Credit commitments under the revolving credit arrangement totaled $500.0 million at December 31, 2011, with no amounts borrowed. Questar amended its revolving credit arrangement on September 2, 2011, by increasing the lender commitments from $350.0 million to $500.0 million and extending the maturity date from July 1, 2013, to August 31, 2016. The amendment also replaced the previous debt covenant ratio of consolidated funded debt to EBITDA with a new ratio of consolidated funded debt to capitalization. Under this amendment, consolidated funded debt cannot exceed 70% of consolidated capitalization. Questar is in compliance with this covenant.

Commercial paper outstanding amounted to $219.0 million at December 31, 2011, compared with $242.0 million a year earlier. The Company's short-term financing requirements are seasonal and typically peak at December 31 because of Questar Gas's gas-purchasing requirements. The Company believes the credit commitments are adequate for its working capital and short-term financing requirements during 2012.

In June 2010, Questar entered into a lease agreement for a new headquarters building that is being constructed. The lease term is 17 years beginning when the building is ready for occupancy, which is expected in the first half of 2012. Initial lease payments are $3.2 million per year. Questar expects to account for this lease as a capital lease. The Company's lease on its existing headquarters building will expire at that time.

The Company increased its annualized dividend per share by 16% from $0.56 in 2010 to $0.65 in 2011. This resulted in a dividend payout of earnings of 56%. The Company expects to increase dividends over the next several years somewhat faster than earnings growth to reach a 60% dividend payout.

Contractual Cash Obligations and Other Commitments
In the course of ordinary business activities, Questar enters into a variety of contractual cash obligations and other commitments. The following table summarizes the significant contractual cash obligations as of December 31, 2011:

	Payments Due by Year
	Total	2012	2013	2014	2015	2016	After 2016
	(in millions)
Long-term debt
Questar Pipeline	$460.1	$—	$—	$—	$25.1	$—	$435.0
Questar Gas	368.0	91.5	42.0	—	—	—	234.5
Questar Corporation	250.0	—	—	—	—	250.0	—
Total	1,078.1	91.5	42.0	—	25.1	250.0	669.5
Interest on fixed-rate long-term debt
Questar Pipeline	360.2	25.2	25.3	25.3	25.0	23.7	235.7
Questar Gas	244.1	21.4	15.3	15.1	15.1	15.1	162.1
Questar Corporation	30.9	6.9	6.9	6.9	6.9	3.3	—
Total	635.2	53.5	47.5	47.3	47.0	42.1	397.8
Gas-purchase contracts - Questar Gas	212.5	36.2	15.2	15.2	15.2	15.3	115.4
Transportation and storage contracts - Questar Gas
With unaffiliated pipelines	190.6	28.8	28.8	28.8	28.8	28.8	46.6
With Questar Pipeline	385.5	69.9	68.0	64.5	64.5	64.5	54.1
Total	576.1	98.7	96.8	93.3	93.3	93.3	100.7
Operating leases
Questar Pipeline	0.6	0.6	—	—	—	—	—
Questar Gas	0.6	0.6	—	—	—	—	—
Questar Corporation and Wexpro	2.3	2.3	—	—	—	—	—
Total	3.5	3.5	—	—	—	—	—
Capital lease	67.6	2.1	3.2	3.3	3.4	3.5	52.1
Drilling-rig contracts - Wexpro	2.8	2.8	—	—	—	—	—
Less intercompany commitments	(385.5)	(69.9)	(68.0)	(64.5)	(64.5)	(64.5)	(54.1)
Total - Questar Consolidated	$2,190.3	$218.4	$136.7	$94.6	$119.5	$339.7	$1,281.4
Total - Questar Pipeline	$820.9	$25.8	$25.3	$25.3	$50.1	$23.7	$670.7
Total - Questar Gas	$1,401.3	$248.4	$169.3	$123.6	$123.6	$123.7	$612.7
Critical Accounting Policies, Estimates and Assumptions
Questar's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Part II of this Annual Report. The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following accounting policies may involve a higher degree of complexity and judgment on the part of management.

Gas and Oil Reserves
Gas and oil reserve estimates require significant judgments in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may change substantially over time as a result of numerous factors including, but not limited to, additional development activity, production history, and economic assumptions relating to commodity prices, production costs, severance and other taxes, capital expenditures and remediation costs. The subjective judgments and variances in data for various fields make these estimates less precise than other estimates included in the financial statement disclosures.

Changes in expected performance from the properties and economic data can result in a revision to the amount of estimated reserves held by the Company. If reserves are revised upward, operating results could be affected due to lower depreciation expense per unit of production. Likewise, if reserves are revised downward, operating results could be affected due to higher depreciation expense or a potential writedown of a property's book value if an impairment is warranted.

Asset Impairments
When a triggering event occurs, Questar evaluates assets for possible impairment using estimated undiscounted future cash flows. Triggering events may include operating losses or significant changes in contracts, revenues and expenses for a specific asset. Impairment losses are recorded when the undiscounted future cash flows are less than the current net book value of the asset. The amount of impairment loss recorded is the difference between the fair value of the asset and the current net book value. The fair value is generally estimated using discounted future cash flows. Estimates of the undiscounted future cash flows and fair value of the asset require significant assumptions for many years into the future regarding revenues and expenses for assets evaluated for impairment. Changes in assumptions may make a difference in whether or not an asset is impaired and in the amount of the impairment.

Unbilled Revenues
Questar Gas estimates revenues on a calendar basis even though bills are sent to customers on a cycle basis throughout the month. The company estimates unbilled revenues for the period from the date meters are read to the end of the month, using customer-usage history and weather information. Approximately one-half month of revenues is estimated in any month. The gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses. Questar Gas has a Conservation Enabling Tariff (CET). Under the CET, Questar Gas non-gas revenues are decoupled from the volume of gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. Differences between Questar Gas's estimate of unbilled revenues and actual revenues subsequently billed do not have a significant impact on operating results because of the CET.

Regulatory Assets and Liabilities
Questar Gas and Questar Pipeline follow accounting standards on regulated operations that require the recording of regulatory assets and liabilities by companies subject to cost-based regulation. Regulatory assets are recorded if it is probable that a cost will be recoverable in the future through regulated rates. Regulatory liabilities are recorded if it is probable that future rates will be reduced for a current item. The Company makes assumptions about the probability of future rate changes. The Company's regulatory assets and liabilities are supported by orders, rulings and practices of the regulatory agencies.

Allowance for Bad Debts
Questar Gas records an allowance for bad debts based on its experience with collecting accounts receivable. The amount recorded at the end of each period is the estimated net writeoffs of its outstanding accounts receivable, including unbilled revenues. The Company uses writeoff history, accounts receivable aging reports, and specific evaluation of large customers to estimate the allowance for bad debts. Questar Gas recovers bad debt costs related to the gas-cost portion of rates in its Utah operations through a purchased-gas adjustment to rates.

Employee Pension and Postretirement Benefit Plans
The Company has defined-benefit pension, postretirement medical- and life-insurance plans covering a majority of its employees. The calculation of the Company's expense and liability associated with its benefit plans requires the use of assumptions that the Company deems to be critical. Changes in these assumptions can result in different expenses and liabilities and actual experience can differ from these assumptions.

Independent consultants hired by the Company use actuarial models to calculate estimates of pension and postretirement benefits expense. The models use key factors such as mortality estimations, liability discount rates, long-term rates of return on investments, rates of compensation increases, amortized gain or loss from investments and medical-cost trend rates. Management formulates assumptions based on market indicators and advice from consultants. The Company believes that the liability discount rate and the expected long-term rate of return on benefit plan assets are critical assumptions.

The assumed liability discount rate reflects the current rate at which the pension benefit obligations could effectively be settled and considers the rates of return available on a portfolio of high-quality, fixed-income investments. The Company discounted its future pension liabilities using rates of 4.80% as of December 31, 2011, and 5.75% as of December 31, 2010. A 0.25% decrease in the discount rate would increase the Company's 2012 estimated annual qualified pension expense by about $2.7 million.

The expected long-term rate of return on benefit-plan assets reflects the average rate of earnings expected on funds invested or to be invested for purposes of paying pension benefits. The Company establishes the expected long-term rate of return at the beginning of each fiscal year giving consideration to the benefit plan's investment mix and historical and forecast rates of return on these types of securities. The expected long-term rate of return determined by the Company was 7.25% as of January 1, 2012, and January 1, 2011. Benefit plan expense typically increases as the expected long-term rate of return on plan assets decreases. A 0.25% decrease in the expected long-term rate of return causes an approximate $1.0 million increase in the 2012 qualified pension expense.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Wexpro operations are subject to various government controls and regulation at the federal, state and local levels. Wexpro must obtain permits to drill and produce, maintain bonding requirements to drill and operate wells, submit and implement spill-prevention plans, and file notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production. Wexpro is also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties. In addition, the Utah Division of Public Utilities and the PSCW are entitled to monitor the performance of the Company and Wexpro under the Wexpro Agreement and have retained two monitors, an independent certified public accountant and an independent hydrocarbon industry consulting firm, to review the performance of the Agreement.

Questar Pipeline's primary market-risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on the market's expectations about future volumes of natural gas likely to be produced in the basins served by Questar Pipeline and changes in market demand for natural gas. On some portions of its pipeline system the Company faces the risk that it will not be successful in re-contracting capacity under favorable terms once existing contracts expire. Revenue may be reduced if NGL market prices or volumes decline.

Questar Gas's primary market risk exposures arise from changes in demand for natural gas and competition from other energy sources. The demand for natural gas will vary based on economic conditions, conservation efforts and prices. The temperature-adjusted usage per residential customer has decreased over time due to more energy efficient appliances and homes, and behavior changes in response to changing natural gas prices. The economic impact of this decline in usage per customer has been somewhat offset by the addition of new customers and the CET.

Credit Risk
Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at December 31, 2011. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, Wyoming Interstate Pipeline, EOG Resources, EnCana Marketing, PacifiCorp, Anadarko Energy Services and XTO Energy.

Questar Gas requires deposits from customers that pose unfavorable credit risks. No single customer accounted for a significant portion of revenue in 2011.

Interest-Rate Risk
The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The Company's ability to borrow and the rates quoted by lenders can be adversely affected by illiquid credit markets. The Company had $1,084.5 million of fixed rate long-term debt with a fair value of $1,223.4 million and a weighted-average life to maturity of 10.8 years at December 31, 2011. This compared to $1,080.5 million of fixed-rate long-term debt with a fair value of $1,173.8 million and a weighted-average life to maturity of 6.7 years at December 31, 2010. If interest rates had declined 10%, fair value would increase to $1,255.3 million in 2011 and $1,197.4 million in 2010. The fair value calculations do not represent the cost to retire the debt securities.

In December 2010, Questar issued $250.0 million of 2.75% Senior Notes due 2016. In the second quarter of 2011, Questar executed a fixed-to-floating interest rate swap transaction with a counterparty and converted $125.0 million of its 2.75% fixed long-term debt to floating rate debt. The 2.75% rate was swapped for a LIBOR-based floating rate that is determined at the beginning of August and February each year until maturity of the notes in 2016. Questar could pay higher rates if the LIBOR floating rate increases during the term of these notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Questar Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Salt Lake City, Utah
February 24, 2012

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$965.5	$901.8	$918.9
Questar Pipeline	197.4	197.2	173.2
Wexpro	31.5	24.6	17.8
Total Revenues	1,194.4	1,123.6	1,109.9

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	321.5	280.9	331.4
Operating and maintenance	175.9	175.8	167.6
General and administrative	117.9	108.5	93.4
Separation costs	—	11.5	—
Production and other taxes	52.5	50.6	42.4
Depreciation, depletion and amortization	159.9	153.4	147.1
Total Operating Expenses	827.7	780.7	781.9
Net gain from asset sales	0.2	0.4	0.2
OPERATING INCOME	366.9	343.3	328.2
Interest and other income	10.4	11.7	12.5
Income from unconsolidated affiliate	3.8	3.8	3.8
Interest expense	(56.8)	(57.1)	(59.6)
Income From Continuing Operations Before Income Taxes	324.3	301.7	284.9
Income taxes	(116.4)	(109.4)	(104.4)
INCOME FROM CONTINUING OPERATIONS	207.9	192.3	180.5
Discontinued operations, net of income taxes	—	148.2	215.4
Discontinued operations, noncontrolling interest	—	(1.3)	(2.6)
Total Discontinued Operations, Net Of Income Taxes	—	146.9	212.8
NET INCOME ATTRIBUTABLE TO QUESTAR	$207.9	$339.2	$393.3

Earnings Per Common Share Attributable To Questar
Basic from continuing operations	$1.17	$1.09	$1.03
Basic from discontinued operations	—	0.84	1.23
Basic total	$1.17	$1.93	$2.26
Diluted from continuing operations	$1.16	$1.08	$1.02
Diluted from discontinued operations	—	0.83	1.21
Diluted total	$1.16	$1.91	$2.23
Weighted average common shares outstanding
Used in basic calculation	177.4	175.4	174.1
Used in diluted calculation	178.8	178.0	176.3

See notes accompanying the financial statements

QUESTAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$11.6	$21.8
Federal income taxes receivable	—	37.1
Accounts receivable, net	123.9	122.1
Unbilled gas accounts receivable	75.4	81.6
Inventories at lower of average cost or market:
Gas stored underground	40.3	43.7
Materials and supplies	25.7	19.0
Current regulatory assets	31.7	53.5
Prepaid expenses and other	10.7	9.0
Deferred income taxes - current	16.1	11.8
Total Current Assets	335.4	399.6

Property, Plant and Equipment
Distribution property, plant and equipment	1,927.0	1,817.6
Transportation property, plant and equipment	1,790.4	1,711.1
Cost-of-service gas and oil property, plant and equipment, successful efforts method	1,253.6	1,109.1
Other	13.1	5.0
Total property, plant and equipment	4,984.1	4,642.8
Distribution accumulated depreciation and amortization	(749.6)	(721.3)
Transportation accumulated depreciation and amortization	(586.7)	(545.0)
Cost-of-service gas and oil accumulated depreciation, depletion and amortization	(545.0)	(487.8)
Other accumulated depreciation and amortization	(4.4)	(4.1)
Total accumulated depreciation, depletion and amortization	(1,885.7)	(1,758.2)
Total Property, Plant and Equipment, net	3,098.4	2,884.6

Investment in unconsolidated affiliate	27.3	27.9

Other Assets
Goodwill	9.8	9.8
Regulatory assets	21.0	21.7
Other noncurrent assets	40.9	30.0
Total Other Assets	71.7	61.5
TOTAL ASSETS	$3,532.8	$3,373.6

QUESTAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in millions)
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$219.0	$242.0
Accounts payable and accrued expenses	175.7	160.5
Production and other taxes	31.5	29.9
Customer advances	25.0	26.2
Interest payable	10.7	8.5
Current regulatory liabilities	15.4	6.0
Current portion of long-term debt	91.5	182.0
Total Current Liabilities	568.8	655.1

Long-term debt, less current portion	993.0	898.5
Deferred income taxes	500.2	474.7
Asset retirement obligations	63.8	60.9
Defined benefit pension plan	255.0	130.0
Other postretirement benefits	54.7	39.5
Customer contributions-in-aid-of-construction	26.6	45.5
Regulatory and other noncurrent liabilities	37.2	33.3
Commitments and contingencies - Note 8

COMMON SHAREHOLDERS' EQUITY
Common stock - without par value; 500.0 million shares authorized; 177.9 million outstanding at Dec. 31, 2011, and 176.5 million outstanding at Dec. 31, 2010	514.7	493.0
Retained earnings	744.9	647.1
Accumulated other comprehensive (loss)	(226.1)	(104.0)
Total Common Shareholders' Equity	1,033.5	1,036.1
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$3,532.8	$3,373.6

See notes accompanying the financial statements

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Common Shareholders' Equity
	Common Stock		Retained Earnings	Accum. Other Comp. Income (Loss)		Non- control. Interest
							Total Equity
	Shares	Amount			Total
	(in millions)
Balances at December 31, 2008	173.6	$451.0	$2,772.3	$194.7	$3,418.0	$29.5	$3,447.5
Common stock issued	1.2	16.3	—	—	16.3	—	16.3
Common stock repurchased	(0.2)	(7.2)	—	—	(7.2)	—	(7.2)
Dividends paid ($0.505 per share)	—	—	(87.9)	—	(87.9)	—	(87.9)
Share-based compensation	—	22.7	—	—	22.7	—	22.7
Tax benefits from share-based compensation	—	3.6	—	—	3.6	—	3.6
Noncontrolling interest equity adjustment	—	(28.5)	—	—	(28.5)	28.5	—
Tax on equity adjustment	—	(3.1)	—	—	(3.1)	—	(3.1)
Distribution to noncontrolling interest	—	—	—	—	—	(5.7)	(5.7)
Comprehensive income
2009 net income	—	—	393.3	—	393.3	2.6	395.9
Other comprehensive income (loss):
Change in unrealized fair value of derivatives	—	—	—	(405.1)	(405.1)	—	(405.1)
Change in unrecognized actuarial gain	—	—	—	44.5	44.5	—	44.5
Change in unrecognized prior-service costs	—	—	—	3.3	3.3	—	3.3
Income taxes	—	—	—	132.3	132.3	—	132.3
Total comprehensive income					168.3	2.6	170.9

Balances at December 31, 2009	174.6	454.8	3,077.7	(30.3)	3,502.2	54.9	3,557.1
Common stock issued	2.3	18.4	—	—	18.4	—	18.4
Common stock repurchased	(0.4)	(11.1)	—	—	(11.1)	—	(11.1)
Dividends paid ($0.54 per share)	—	—	(94.8)	—	(94.8)	—	(94.8)
Share-based compensation	—	22.5	—	—	22.5	—	22.5
Tax benefits from share-based compensation	—	8.4	—	—	8.4	—	8.4
Spinoff of QEP	—	—	(2,675.0)	—	(2,675.0)	(53.8)	(2,728.8)
Distribution to noncontrolling interest	—	—	—	—	—	(2.4)	(2.4)
Comprehensive income
2010 net income	—	—	339.2	—	339.2	1.3	340.5
Other comprehensive income (loss):
Change in unrealized fair value of derivatives	—	—	—	234.2	234.2	—	234.2
Unrealized fair value of derivatives transferred to QEP	—	—	—	(372.9)	(372.9)	—	(372.9)
Change in unrecognized actuarial gain	—	—	—	17.7	17.7	—	17.7
Change in unrecognized prior-service costs	—	—	—	3.8	3.8	—	3.8
Change in fair value of long-term investment	—	—	—	0.1	0.1	—	0.1
Income taxes	—	—	—	43.4	43.4	—	43.4
Total comprehensive income					265.5	1.3	266.8

Balances at December 31, 2010	176.5	493.0	647.1	(104.0)	1,036.1	—	1,036.1

Common stock issued	1.6	7.6	—	—	7.6	—	7.6
Common stock repurchased	(0.2)	(4.9)	—	—	(4.9)	—	(4.9)
Dividends paid ($0.62 per share)	—	—	(110.1)	—	(110.1)	—	(110.1)
Share-based compensation	—	9.8	—	—	9.8	—	9.8
Tax benefits from share-based compensation	—	9.2	—	—	9.2	—	9.2
Comprehensive income
2011 net income	—	—	207.9	—	207.9	—	207.9
Other comprehensive income (loss):
Change in unrecognized actuarial gain	—	—	—	(162.9)	(162.9)	—	(162.9)
Change in unrecognized prior-service costs	—	—	—	3.0	3.0	—	3.0
Interest rate cash flow hedges	—	—	—	(37.2)	(37.2)	—	(37.2)
Income taxes	—	—	—	75.0	75.0	—	75.0
Total comprehensive income					85.8	—	85.8

Balances at December 31, 2011	177.9	$514.7	$744.9	$(226.1)	$1,033.5	$—	$1,033.5

See notes accompanying the financial statements

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income	$207.9	$340.5	$395.9
Discontinued operations, net of income taxes	—	(148.2)	(215.4)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	169.4	161.8	154.3
Deferred income taxes	96.2	91.4	82.1
Share-based compensation	10.1	15.4	9.3
Net (gain) from asset sales	(0.2)	(0.4)	(0.2)
(Income) from unconsolidated affiliate	(3.8)	(3.8)	(3.8)
Distributions from unconsolidated affiliate	4.4	4.0	3.3
Other operating	0.1	(1.5)	—
Changes in operating assets and liabilities
Accounts receivable	7.7	2.9	21.7
Inventories	(3.3)	0.1	24.1
Prepaid expenses	(2.1)	—	(0.2)
Accounts payable and accrued expenses	11.7	(18.4)	(16.9)
Interest rate hedge - current liability	(37.3)	—	—
Federal income taxes	37.1	(33.8)	10.2
Regulatory assets and liabilities	31.2	(34.8)	(38.2)
Other	(40.1)	(24.3)	2.6
Net Cash Provided By Operating Activities Of Continuing Operations	489.0	350.9	428.8

INVESTING ACTIVITIES
Property, plant and equipment	(367.7)	(320.3)	(299.8)
Equity investment in QEP	—	(250.0)	—
Cash used in disposition of assets	(3.5)	(2.6)	(2.0)
Proceeds from disposition of assets and other	0.3	0.6	1.9
Change in notes receivable	—	39.3	50.1
Distribution from QEP	—	7.3	—
Net Cash Used In Investing Activities Of Continuing Operations	(370.9)	(525.7)	(249.8)

FINANCING ACTIVITIES
Common stock issued	7.6	17.9	16.3
Common stock repurchased	(4.9)	(11.1)	(7.2)
Long-term debt issued, net of issuance costs	174.9	244.6	50.8
Long-term debt repaid	(182.0)	—	(42.0)
Change in long-term note payable	—	—	(50.0)
Change in short-term debt	(23.0)	73.0	(62.1)
Change in notes payable	—	(52.9)	12.2
Checks outstanding in excess of cash balances	—	—	(1.2)
Dividends paid	(110.1)	(94.8)	(87.9)

Tax benefits from share-based compensation	9.2	8.4	3.6
Net Cash Provided By (Used In) Financing Activities Of Continuing Operations	(128.3)	185.1	(167.5)
CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(10.2)	10.3	11.5
Cash provided by operating activities of discontinued operations	—	475.5	1,149.4
Cash used in investing activities of discontinued operations	—	(598.6)	(1,146.4)
Cash provided by (used in) financing activities of discontinued operations	—	103.8	(8.8)
Effect of change in cash and cash equivalents of discontinued operations	—	19.3	5.8
Change in cash and cash equivalents	(10.2)	10.3	11.5
Beginning cash and cash equivalents	21.8	11.5	—
Ending cash and cash equivalents	$11.6	$21.8	$11.5

Supplemental Disclosure of Cash Paid (Received) During the Year for:
Interest	$54.2	$55.4	$59.0
Income taxes	(21.0)	44.6	6.4

See notes accompanying the financial statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
Questar Pipeline Company

We have audited the accompanying consolidated balance sheets of Questar Pipeline Company as of December 31, 2011 and 2010, and the related consolidated statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Pipeline Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

Salt Lake City, Utah
February 24, 2012

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(in millions)
REVENUES
From unaffiliated customers	$197.4	$197.2	$173.2
From affiliated companies	74.4	74.0	72.2
Total Revenues	271.8	271.2	245.4

OPERATING EXPENSES
Operating and maintenance	35.3	41.4	40.1
General and administrative	46.5	41.0	36.1
Depreciation and amortization	51.2	47.4	44.3
Other taxes	10.1	9.0	8.6
Cost of goods sold (excluding operating expenses shown separately)	3.1	2.4	1.6
Total Operating Expenses	146.2	141.2	130.7
Net gain from asset sales	0.3	0.8	0.5
OPERATING INCOME	125.9	130.8	115.2
Interest and other income	0.9	0.4	2.5
Income from unconsolidated affiliate	3.8	3.8	3.8
Interest expense	(24.5)	(28.8)	(29.5)
INCOME BEFORE INCOME TAXES	106.1	106.2	92.0
Income taxes	(38.2)	(38.8)	(33.8)
NET INCOME	$67.9	$67.4	$58.2

See notes accompanying the financial statements

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$3.4	$5.3
Notes receivable from Questar	8.8	30.3
Federal income taxes receivable	—	1.1
Accounts receivable, net	19.1	19.1
Accounts receivable from affiliates	20.2	16.2
Materials and supplies, at lower of average cost or market	7.4	7.2
Prepaid expenses and other	9.6	5.2
Deferred income taxes - current	1.8	1.2
Total Current Assets	70.3	85.6

Property, Plant and Equipment
Transportation	1,358.5	1,196.8
Storage	287.8	281.8
Processing	25.4	25.3
General and intangible	65.3	63.4
Construction work in progress	53.4	143.8
Total Property, Plant and Equipment	1,790.4	1,711.1
Accumulated depreciation and amortization	(586.7)	(545.0)
Total Property, Plant and Equipment, net	1,203.7	1,166.1

Investment in unconsolidated affiliate	27.3	27.9

Other Assets
Goodwill	4.2	4.2
Regulatory and other noncurrent assets	10.1	9.6
Total Other Assets	14.3	13.8
TOTAL ASSETS	$1,315.6	$1,293.4

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$29.7	$40.0
Accounts payable to affiliates	5.5	4.7
Regulatory liabilities	1.2	3.2
Interest payable	2.0	2.4
Current portion of long-term debt	—	180.0
Total Current Liabilities	38.4	230.3

Long-term debt, less current portion	459.0	280.9
Deferred income taxes	201.4	180.1
Regulatory and other noncurrent liabilities	14.7	15.3
Commitments and contingencies - Note 8

COMMON SHAREHOLDER'S EQUITY
Common stock - par value $1 per share; authorized 25.0 million shares; issued and outstanding 6.6 million shares	6.6	6.6
Additional paid-in capital	345.7	344.0
Retained earnings	273.2	236.2
Accumulated other comprehensive (loss)	(23.4)	—
Total Common Shareholder's Equity	602.1	586.8
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,315.6	$1,293.4

See notes accompanying the financial statements

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum. Other Comp. Income	Total
	(in millions)
Balances at December 31, 2008	$6.6	$341.6	$167.5	$—	$515.7
Dividends paid	—	—	(27.9)	—	(27.9)
Share-based compensation	—	1.1	—	—	1.1
2009 net income	—	—	58.2	—	58.2
Balances at December 31, 2009	6.6	342.7	197.8	—	547.1
Dividends paid	—	—	(29.0)	—	(29.0)
Share-based compensation	—	1.3	—	—	1.3
2010 net income	—	—	67.4	—	67.4
Balances at December 31, 2010	6.6	344.0	236.2	—	586.8
Dividends paid	—	—	(30.9)	—	(30.9)
Share-based compensation	—	1.7	—	—	1.7
Comprehensive income
2011 net income	—	—	67.9	—	67.9
Other comprehensive income (loss):
Interest rate cash flow hedges	—	—	—	(37.2)	(37.2)
Income taxes	—	—	—	13.8	13.8
Total comprehensive income					44.5

Balances at December 31, 2011	$6.6	$345.7	$273.2	$(23.4)	$602.1

See notes accompanying the financial statements

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income	$67.9	$67.4	$58.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53.9	49.9	47.1
Deferred income taxes	34.5	17.2	26.3
Share-based compensation	1.8	1.3	1.1
Net (gain) from asset sales	(0.3)	(0.8)	(0.5)
(Income) from unconsolidated affiliate	(3.8)	(3.8)	(3.8)
Distributions from unconsolidated affiliate	4.4	4.0	3.3
Other operating	0.1	(1.5)	—
Changes in operating assets and liabilities
Accounts receivable	(0.8)	(2.0)	4.4
Materials and supplies	(0.2)	(1.2)	0.2
Prepaid expenses	—	(0.3)	(0.9)
Accounts payable and accrued expenses	0.8	8.5	(10.4)
Interest rate hedge - current liability	(37.3)	—	—
Federal income taxes	1.1	0.6	(4.5)
Regulatory assets, liabilities and other	(5.0)	1.0	2.4
NET CASH PROVIDED BY OPERATING ACTIVITIES	117.1	140.3	122.9

INVESTING ACTIVITIES
Property, plant and equipment	(104.5)	(121.0)	(100.8)
Cash used in disposition of assets	(1.3)	(1.1)	(0.4)
Proceeds from disposition of assets and other	0.1	0.1	1.6
Affiliated-company property, plant and equipment transfers	(0.1)	—	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(105.8)	(122.0)	(99.7)

FINANCING ACTIVITIES
Long-term debt issued, net of issuance costs	176.2	—	50.8
Long-term debt repaid	(180.0)	—	(42.0)
Change in notes receivable from Questar	21.5	12.4	(2.1)
Change in notes payable to Questar	—	(0.2)	—
Dividends paid	(30.9)	(29.0)	(27.9)
NET CASH USED IN FINANCING ACTIVITIES	(13.2)	(16.8)	(21.2)
Change in cash and cash equivalents	(1.9)	1.5	2.0
Beginning cash and cash equivalents	5.3	3.8	1.8
Ending cash and cash equivalents	$3.4	$5.3	$3.8

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$24.7	$29.0	$29.3
Income taxes	1.6	19.2	12.4
See notes accompanying the financial statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 2011 and 2010, and the related statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

Salt Lake City, Utah
February 24, 2012

QUESTAR GAS COMPANY
STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(in millions)
REVENUES
From unaffiliated customers	$965.5	$901.8	$918.9
From affiliated company	3.3	1.1	1.0
Total Revenues	968.8	902.9	919.9

OPERATING EXPENSES
Cost of natural gas sold
From unaffiliated parties	318.4	278.5	329.8
From affiliated companies	327.3	313.7	296.8
Total cost of natural gas sold (excluding operating expenses shown separately)	645.7	592.2	626.6
Operating and maintenance	118.5	114.4	106.4
General and administrative	51.0	49.9	42.9
Depreciation and amortization	44.5	43.7	43.8
Other taxes	15.0	14.1	13.3
Total Operating Expenses	874.7	814.3	833.0
OPERATING INCOME	94.1	88.6	86.9
Interest and other income	5.4	6.7	7.6
Interest expense	(25.9)	(26.2)	(28.5)
INCOME BEFORE INCOME TAXES	73.6	69.1	66.0
Income taxes	(27.5)	(25.2)	(24.4)
NET INCOME	$46.1	$43.9	$41.6

See notes accompanying the financial statements

QUESTAR GAS COMPANY
BALANCE SHEETS

	December 31,
	2011	2010
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$5.0	$4.7
Accounts receivable, net	76.1	85.3
Unbilled gas accounts receivable	75.2	81.5
Accounts receivable from affiliates	1.8	4.5
Federal income taxes receivable	1.5	7.7
Inventories, at lower of average cost or market:
Gas stored underground	40.3	43.3
Materials and supplies	12.2	7.9
Current regulatory assets	26.5	52.7
Prepaid expenses and other	3.1	2.9
Deferred income taxes - current	5.6	1.3
Total Current Assets	247.3	291.8

Property, Plant and Equipment
Distribution	1,583.1	1,490.1
General and other	284.4	272.4
Construction work in progress	59.5	55.1
Total Property, Plant and Equipment	1,927.0	1,817.6
Accumulated depreciation and amortization	(749.6)	(721.3)
Total Property, Plant and Equipment, net	1,177.4	1,096.3

Other Assets
Regulatory assets	15.1	15.0
Goodwill	5.6	5.6
Other noncurrent assets	2.3	2.6
Total Other Assets	23.0	23.2
TOTAL ASSETS	$1,447.7	$1,411.3

QUESTAR GAS COMPANY
BALANCE SHEETS

	December 31,
	2011	2010
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Notes payable to Questar	$142.7	$153.6
Accounts payable and accrued expenses	106.5	102.5
Accounts payable to affiliates	41.9	53.6
Customer advances	25.0	26.2
Interest payable	5.8	5.8
Current regulatory liabilities	14.2	2.8
Current portion of long-term debt	91.5	2.0
Total Current Liabilities	427.6	346.5

Long-term debt, less current portion	276.5	368.0
Deferred income taxes	259.8	230.3
Customer contributions-in-aid-of-construction	26.6	45.5
Regulatory and other noncurrent liabilities	4.8	5.5
Commitments and contingencies - Note 8

COMMON SHAREHOLDER'S EQUITY
Common stock - par value $2.50 per share; authorized 50.0 million shares; 9.2 million issued and outstanding	23.0	23.0
Additional paid-in capital	171.4	150.3
Retained earnings	258.0	242.2
Total Common Shareholder's Equity	452.4	415.5
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,447.7	$1,411.3

See notes accompanying the financial statements

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
	(in millions)
Balances at December 31, 2008	$23.0	$147.9	$213.7	$384.6
Dividends paid	—	—	(28.2)	(28.2)
Share-based compensation	—	1.0	—	1.0
2009 net income	—	—	41.6	41.6
Balances at December 31, 2009	23.0	148.9	227.1	399.0
Dividends paid	—	—	(28.8)	(28.8)
Share-based compensation	—	1.4	—	1.4
2010 net income	—	—	43.9	43.9
Balances at December 31, 2010	23.0	150.3	242.2	415.5
Equity contribution	—	20.0	—	20.0
Dividends paid	—	—	(30.3)	(30.3)
Share-based compensation	—	1.1	—	1.1
2011 net income	—	—	46.1	46.1
Balances at December 31, 2011	$23.0	$171.4	$258.0	$452.4

See notes accompanying the financial statements

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income	$46.1	$43.9	$41.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.2	48.0	47.8
Deferred income taxes	25.2	43.6	34.1
Share-based compensation	1.1	1.4	1.0
Changes in operating assets and liabilities
Accounts receivable	5.0	(4.4)	7.7
Inventories	(1.3)	3.4	21.2
Prepaid expenses	(0.2)	0.5	(1.4)
Accounts payable and accrued expenses	(1.8)	(21.6)	0.8
Federal income taxes	6.2	(8.5)	7.9
Regulatory assets, liabilities and other	17.4	(37.0)	(41.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	146.9	69.3	119.3

INVESTING ACTIVITIES
Property, plant and equipment	(121.5)	(108.6)	(82.6)
Cash used in disposition of assets	(2.2)	(1.5)	(1.6)
Proceeds from disposition of assets	0.2	0.5	0.3
Affiliated-company property, plant and equipment transfers	0.1	—	0.1
NET CASH USED IN INVESTING ACTIVITIES	(123.4)	(109.6)	(83.8)

FINANCING ACTIVITIES
Equity contribution	20.0	—	—
Long-term debt repaid	(2.0)	—	—
Change in notes payable to Questar	(10.9)	66.6	(1.3)
Dividends paid	(30.3)	(28.8)	(28.2)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(23.2)	37.8	(29.5)
Change in cash and cash equivalents	0.3	(2.5)	6.0
Beginning cash and cash equivalents	4.7	7.2	1.2
Ending cash and cash equivalents	$5.0	$4.7	$7.2

Supplemental Disclosure of Cash Paid (Received) During the Year for:
Interest	$25.1	$25.5	$27.9
Income taxes	(3.9)	(9.7)	(18.4)

See notes accompanying the financial statements

QUESTAR CORPORATION
QUESTAR PIPELINE COMPANY
QUESTAR GAS COMPANY
NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

The Notes Accompanying the Financial Statements apply to Questar Corporation, Questar Pipeline Company and Questar Gas Company unless otherwise indicated.

Note 1 - Summary of Significant Accounting Policies

A. Nature of Business
Questar Corporation (Questar or the Company) is a Rockies-based integrated natural gas company with three complementary and wholly owned lines of business:

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
- Questar Gas Company (Questar Gas) provides retail natural gas distribution in Utah, Wyoming and Idaho.

Questar is headquartered in Salt Lake City, Utah. Shares of Questar common stock trade on the New York Stock Exchange (NYSE:STR).

B. Principles of Consolidation
The consolidated financial statements contain the accounts of Questar and its majority-owned or controlled subsidiaries. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for Annual Reports on Form 10-K and SEC Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective May 18, 2010, Questar Market Resources, Inc., (Market Resources) a wholly owned subsidiary of Questar, merged with and into its newly-formed, wholly owned subsidiary, QEP, a Delaware corporation in order to reincorporate in the State of Delaware (Reincorporation Merger). The Reincorporation Merger was effected pursuant to an Agreement and Plan of Merger entered into between Market Resources and QEP. The Reincorporation Merger was approved by the boards of directors of Market Resources and QEP and submitted to a vote of, and approved by, Questar, as sole shareholder of Market Resources, and by Market Resources, as sole shareholder of QEP on May 18, 2010.

On June 30, 2010, Questar distributed all of the shares of common stock of QEP held by Questar to Questar shareholders in a tax-free, pro rata dividend (the Spinoff). Each Questar shareholder received one share of QEP common stock for each share of Questar common stock held (including fractional shares) at the close business on the record date. In connection therewith, QEP distributed Wexpro, a wholly owned subsidiary of QEP, to Questar. In addition, Questar contributed $250.0 million of equity to QEP prior to the Spinoff.

The financial information presented in this Annual Report recasts QEP's financial condition and operating results as discontinued operations for all periods presented through June 30, 2010, and reflects Wexpro's financial condition and operating results as a separate line of business. A summary of discontinued operations can be found in Note 15. Questar incurred $11.5 million of separation costs in 2010 in connection with the Spinoff.

C. Investment in Unconsolidated Affiliate
Questar uses the equity method to account for its investment in an unconsolidated affiliate where it does not have control, but has significant influence. The investment in the unconsolidated affiliate on the Company's consolidated balance sheets equals the Company's proportionate share of equity reported by the unconsolidated affiliate. Investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company's carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

White River Hub, LLC, a limited liability company and FERC-regulated transporter of natural gas, is the single unconsolidated affiliate. Questar Pipeline owns 50% of White River Hub, LLC, and is the operator.

D. Use of Estimates
The preparation of financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company also incorporates estimates of proved developed gas and oil reserves in the calculation of depreciation, depletion and amortization rates of its gas and oil properties. Changes in estimated quantities of its reserves could impact the Company's reported financial results as well as disclosures regarding the quantities of proved gas and oil reserves. Actual results could differ from these estimates.

E. Revenue Recognition
Wexpro
Wexpro recognizes revenues in the period that services are provided or products are delivered. Wexpro recovers its costs and receives an unlevered, after-tax return of approximately 20% on its investment base. In accordance with the Wexpro Agreement, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro's cost of providing this service including a return on Wexpro's investment. Wexpro sells crude-oil production from certain oil-producing properties at market prices with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Questar Gas and Wexpro with Wexpro retaining 46%. Amounts received by Questar Gas from the sharing of Wexpro's oil income are used to reduce natural gas costs to utility customers.

Wexpro's investment base consists of its investment in commercial wells and related facilities and is adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. Revenue associated with the sale of gas and oil is accounted for using the sales method, whereby revenue is recognized as gas and oil is sold to purchasers. Wexpro may collect revenues subject to possible refunds and establish reserves pending final calculation of the after-tax return on investments, which is adjusted annually.

Questar Pipeline
Questar Pipeline and subsidiaries recognize revenues in the period that services are provided. The straight fixed-variable rate design used by Questar Pipeline, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of volume changes on gas-transportation and storage operations. Rate-regulated companies may collect revenues subject to possible refunds and establish reserves pending final orders from regulatory agencies.

Questar Gas
Questar Gas records revenues in the period that gas is delivered, including gas delivered to residential and commercial customers but not billed as of the end of the accounting period. Unbilled gas deliveries are estimated for the period from the date meters are read to the end of the month. Approximately one-half month of revenue is estimated in any period. Gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses. Questar Gas's tariff allows for monthly adjustments to customer bills to approximate the effect of abnormal weather on non-gas revenues. The weather-normalization adjustment significantly reduces the impact of weather on gas-distribution earnings. The PSCU and PSCW approved a CET to promote energy conservation. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. Rate adjustments occur every six months under the CET. The adjustments amortize deferred CET amounts over a 12-month period. These adjustments are limited to 5% of non-gas revenues. Questar Gas allows customers the option of paying an estimated fixed monthly bill throughout the year on a budget-billing program. The estimated payments are adjusted to actual usage annually. The budget-billing option does not impact revenue recognition.

F. Regulation
Wexpro manages and produces cost-of-service reserves for gas utility affiliate Questar Gas under the terms of the Wexpro Agreement, a long-standing comprehensive agreement with the states of Utah and Wyoming (see Note 9).

Questar Pipeline is regulated by the FERC. Questar Gas is regulated by the PSCU and the PSCW. The Idaho Public Utilities Commission has contracted with the PSCU for rate oversight of Questar Gas operations in a small area of southeastern Idaho. These regulatory agencies establish rates for the storage, transportation and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

The Company applies the regulatory accounting principles to the rate-regulated businesses. Under these principles, the Company records regulatory assets and liabilities that would not be otherwise recorded under GAAP for non-rate regulated entities. Regulatory assets and liabilities record probable future revenues or expenses associated with certain credits or charges that will be recovered from or refunded to customers through the rate-making process.

Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas may hedge a portion of its natural gas supply to mitigate price fluctuations for gas-distribution customers. The regulatory commissions allow Questar Gas to record periodic mark-to-market adjustments for commodity-price derivatives in the purchased-gas-adjustment account. Questar did not have any commodity-price derivatives at December 31, 2011 or 2010. See Note 10 for a description and comparison of regulatory assets and liabilities as of December 31, 2011 and 2010.

G. Cash and Cash Equivalents
Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial-bank accounts that result in available funds the next business day.

H. Notes Receivable and Notes Payable
Notes receivable and notes payable represent pre-Spinoff interest bearing demand notes with former subsidiaries of Questar.

I. Property, Plant and Equipment
Property, plant and equipment balances are stated at historical cost. Maintenance and repair costs are expensed as incurred.

Cost-of-service gas and oil operations
The successful-efforts method of accounting is used for cost-of-service reserves developed and produced by Wexpro for gas utility affiliate Questar Gas. Cost-of-service reserves are properties for which the operations and return on investment are subject to the Wexpro Agreement (see Note 9). Under the successful-efforts method, Wexpro capitalizes the costs of acquiring leaseholds, drilling development wells, drilling successful exploratory wells, purchasing related support equipment and facilities. Geological and geophysical studies and other exploratory activities are expensed as incurred. Costs of production and general-corporate activities are expensed in the period incurred. A gain or loss is generally recognized on assets as they are retired from service.

Contributions-in-aid of construction
Customer contributions-in-aid of construction reduce plant unless the amounts are refundable to customers. Contributions for main-line extensions may be refundable to customers if additional customers connect to the main-line segment within five years. Refundable contributions are recorded as liabilities until refunded or the five-year period expires without additional customer connections. Amounts not refunded reduce plant. Capital expenditures in the Consolidated Statements of Cash Flows are reported net of non-refunded contributions.

Depreciation, depletion and amortization
Capitalized costs of development wells are depreciated on a field-by-field basis using the unit-of-production method and the estimated proved developed gas and oil reserves. Oil and NGL volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil, condensate or NGL to 6,000 cubic feet of natural gas. The Company capitalizes an estimate of the fair value of future abandonment costs associated with cost-of-service reserves and depreciates these costs using a unit-of-production method.

Depreciation, depletion and amortization for the remaining Company properties is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets using a straight-line method. Depreciation rates for Questar Pipeline and Questar Gas are established through rate proceedings.

Major categories of fixed assets in gas distribution, transportation and storage operations are grouped together and depreciated on a straight-line method. Gains and losses on asset disposals are recorded as adjustments in accumulated depreciation. The Company has not capitalized future-abandonment costs on a majority of its long-lived gas distribution and transportation assets due to a lack of a legal obligation to restore the area surrounding abandoned assets. In these cases, the regulatory agencies have opted to leave retired facilities in the ground undisturbed rather than excavate and dispose of the assets. The following represent average depreciation, depletion and amortization rates of the Company's capitalized costs:

	Year Ended December 31,
	2011	2010	2009
Cost-of-service gas and oil properties, per Mcfe	$1.49	$1.47	$1.44
Questar Pipeline transportation, storage and other energy services	3.5%	3.5%	3.5%
Questar Gas distribution plant	2.8%	2.9%	3.0%

Questar Gas depreciation rates were reduced in 2010 due to an updated depreciation study that was implemented effective August 1, 2010, with the Utah general rate case. The change in rates will reduce annual depreciation expense by approximately $3.6 million.

J. Impairment of Long-Lived Assets
Proved gas and oil properties are evaluated on a field-by-field basis for potential impairment. Other properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable. Impairment is indicated when a triggering event occurs and the sum of the estimated undiscounted future net cash flows of an evaluated asset is less than the asset's carrying value. Triggering events could include, but are not limited to, an impairment of gas and oil reserves caused by mechanical problems, faster-than-expected decline of reserves, lease-ownership issues, other-than-temporary decline in gas and oil prices and changes in the utilization of pipeline assets. If impairment is indicated, fair value is calculated using a discounted-cash-flow approach. Cash-flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including commodity prices and operating costs. There were no impairments in 2011, 2010 or 2009.

K. Goodwill and Other Intangible Assets
Goodwill represents the excess of the amount paid over the fair value of net assets acquired in a business combination and is not subject to amortization. Goodwill and indefinite lived intangible assets are tested for impairment at a minimum of once a year or when a triggering event occurs. If a triggering event occurs, the undiscounted net cash flows of the intangible asset or entity to which the goodwill relates are evaluated. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of the impairment is measured using a discounted cash flow model considering future revenues, operating costs, a risk-adjusted discount rate and other factors.

L. Capitalized Interest and Allowance for Funds Used During Construction
The Company capitalizes interest costs when applicable. The FERC, PSCU and PSCW require the capitalization of funds used during construction (AFUDC) during the construction period of rate-regulated plant and equipment. The Wexpro Agreement requires capitalization of AFUDC on cost-of-service construction projects. Amounts recorded in the income statement for the capitalization of AFUDC and interest costs are disclosed in the table below:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
AFUDC (recorded as an increase in interest and other income)
Wexpro	$3.3	$2.4	$1.9
Questar Pipeline	1.1	0.3	0.7
Total AFUDC	$4.4	$2.7	$2.6

Capitalized interest costs (recorded as a reduction of interest expense)
Questar Pipeline	$0.5	$1.0	$0.9
Questar Gas	0.1	0.2	0.3
Total capitalized interest costs	$0.6	$1.2	$1.2

M. Derivative Instruments and Hedging Activities
The Company may elect to designate a derivative instrument as a hedge of exposure to changes in fair value or cash flows. A derivative instrument qualifies as a hedge if all of the following tests are met:

•	The item to be hedged exposes the Company to market risk.

•	The derivative reduces the risk exposure and is designated as a hedge at the inception of the hedging relationship.

•	At the inception of the hedge and throughout the hedge period, there is a high correlation between changes in the fair value of the derivative instrument and the fair value of the underlying hedged item.
If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of the change together with the offsetting gain or loss from the change in fair value of the hedged item. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amount excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported currently in earnings. When a derivative instrument is designated as a cash flow hedge of a forecasted transaction that becomes probable of not occurring, the gain or loss on the derivative is immediately reclassified into earnings from AOCI. See Note 5 for further discussion on derivatives and hedging.

N. Credit Risk
The Rocky Mountain region is the Company's primary market area. Exposure to credit risk may be affected by the concentration of customers in this region due to changes in economic or other conditions. Customers include individuals and numerous commercial and industrial enterprises that may react differently to changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Loss reserves are periodically reviewed for adequacy and may be established on a specific-case basis.

Bad debt expense associated with accounts receivable amounted to $2.4 million in 2011, $0.5 million in 2010 and $3.4 million in 2009. The 2010 bad-debt expense was reduced by $1.5 million from the settlement of a revenue dispute that had been previously accrued for in the allowance for bad debts. The allowance for bad-debt expenses was $3.2 million at December 31, 2011 and 2010. Questar Gas's retail-gas operations account for a majority of the bad-debt expense. Questar Gas estimates bad-debt expense as a percentage of general-service revenues with periodic adjustments. Uncollected accounts are generally written off six months after gas is delivered and interest is no longer accrued. Questar Gas recovers bad debt costs related to the gas-cost portion of rates in its Utah operations through a purchased-gas adjustment to rates.

O. Asset Retirement Obligations
Questar records an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. In these cases, the regulatory agencies have opted to leave retired facilities in the ground undisturbed rather than requiring the Company to excavate and dispose of the assets. Cost-of-service AROs apply primarily to abandonment costs associated with gas and oil wells and certain other properties. If recording an ARO is warranted, the fair value of retirement costs is estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. Income or expense resulting from the settlement of ARO liabilities is included in net gain (loss) from asset sales on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. See Note 3 for further discussion on AROs.

P. Income Taxes
Questar and its subsidiaries file a consolidated federal income tax return. Questar Pipeline and Questar Gas account for income tax expense on a separate return basis and record tax benefits as they are generated. Deferred income taxes are provided for the temporary differences arising between the book and tax-carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Questar Gas and Questar Pipeline use the deferral method to account for investment tax credits as required by regulatory commissions. The Company records interest earned on income tax refunds in interest and other income and records penalties and interest charged on tax deficiencies in interest expense.

Accounting standards for income taxes specify the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company's recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the years ended December 31, 2011, 2010 and 2009. The federal income tax return for 2009 is currently under examination by the Internal Revenue Service. The 2010 federal income tax return was filed in September, 2011 and may be examined by the Internal Revenue Service. The 2011 federal tax return has not been filed and may also be examined by the Internal Revenue Service.

Under current federal tax statues, taxpayers are allowed to deduct on their 2011 federal tax return 100% of their capital expenditures during 2011. The effects of 100% bonus depreciation and other significant book/tax differences will cause Questar to incur a net operating loss (NOL) for federal income tax purposes for the tax year ending 2011. The estimated NOL for 2011 is $102.0 million, which will expire in 2031. It is anticipated that Questar will be able to utilize the NOL by offsetting it against future taxable income. See Note 7 for further discussion on income taxes.

Q. Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net income attributable to Questar by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of restricted stock units and performance shares that are part of the Company's Long-Term Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. See Note 2 for further discussion on EPS.

R. Share-Based Compensation
Questar issues stock options, restricted shares, restricted stock units and performance shares to certain officers, employees and non-employee directors under its LTSIP. The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options, and the Monte Carlo simulation method in estimating the fair value of performance shares for accounting purposes. The granting of restricted shares and restricted stock units results in recognition of compensation cost measured at the grant-date market price. Questar uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods. See Note 11 for further discussion on share-based compensation.

S. Comprehensive Income
Comprehensive income attributable to Questar is the sum of net income attributable to Questar as reported in the Consolidated Statements of Income and other comprehensive income (loss) (OCI) as reported in the Consolidated Statements of Equity. OCI includes recognition of the under-funded position of pension and other postretirement benefit plans, changes in the fair value of long-term investment, interest rate cash flow hedges and commodity-based derivative instruments, and income taxes. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized when the pension or other postretirement benefit costs are accrued, when the long-term investment is sold or otherwise realized, as the Company records interest expense for hedged interest payments and when gas, oil or NGL underlying the derivative instrument is sold. The components of consolidated AOCI, net of income taxes, as reported in Questar's Consolidated Balance Sheets, are shown below:

	December 31,
	2011	2010
	(in millions)
Pension liability	$(182.7)	$(93.2)
Postretirement benefits liability	(20.1)	(10.9)
Interest rate cash flow hedges	(23.4)	—
Long-term investment	0.1	0.1
Accumulated other comprehensive (loss)	$(226.1)	$(104.0)

Income taxes allocated to each component of Questar's consolidated OCI for the year are shown in the table below. Expenses are in parentheses.

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Pension liability	$55.5	$(7.0)	$(15.5)
Postretirement benefits liability	5.7	(1.2)	(2.8)
Interest rate cash flow hedges	13.8	—	—
Discontinued operations, unrealized loss on derivatives	—	51.6	150.6
Income taxes	$75.0	$43.4	$132.3
Comprehensive income for Questar Pipeline is the sum of net income as reported in the Questar Pipeline Consolidated Statements of Income and OCI as reported in the Questar Pipeline Consolidated Statements of Equity. OCI includes interest rate cash flow hedges and income taxes. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized as the company records interest expense for hedged interest payments. The component of consolidated AOCI, net of income taxes, as reported in Questar Pipeline's Consolidated Balance Sheets, is shown below:

	December 31,
	2011	2010
	(in millions)
Interest rate cash flow hedges	$(23.4)	$—
Accumulated other comprehensive (loss)	$(23.4)	$—

A reconciliation of the Company's beginning and ending after-tax AOCI balances related to interest rate cash flow hedging activities (see Note 5) is shown below. All cash flow hedging activity is attributable to Questar Pipeline.

	Year Ended December 31,
	2011	2010
	(in millions)
Beginning accumulated other comprehensive income (loss)	$—	$—
Net change associated with current period hedging transactions	(23.5)	—
Net amount reclassified into earnings	0.1	—
Ending accumulated other comprehensive (loss)	$(23.4)	$—

T. Business Segments
Line of business information is presented according to senior management's basis for evaluating performance considering differences in the nature of products, services and regulation, among other factors. Certain intersegment sales include intercompany profit.

U. Recent Accounting Developments
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs) to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between U.S. GAAP and IFRSs. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and are applied prospectively. Early adoption by public entities is not permitted. The Company does not expect adoption of ASU 2011-04 will have a material impact on the Company's financial position, results of operations or cash flows.

In June of 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income which requires comprehensive income to be presented as either a continuous statement of comprehensive income or two separate but consecutive statements. However, the amendments do not change the items that must be reported in other comprehensive income. The amendments in this ASU are effective for interim and fiscal year periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of these standards will not impact the Company's financial results or disclosures but will have an impact on the presentation of comprehensive income when adopted.

V. Reclassifications
Certain reclassifications were made to prior-year financial statements to conform to the 2011 presentation.

All dollar amounts in this Annual Report on Form 10-K are in millions, except per-share information and where otherwise noted.

Note 2 - Earnings Per Share

Earnings Per Share
Basic EPS is computed by dividing net income attributable to Questar by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of restricted stock units and performance shares that are part of the Company's LTSIP, less shares repurchased under the treasury stock method. Restricted stock units are participating securities for the computation of earnings per share. The application of the two-class method had an insignificant impact on the calculation of both basic and diluted EPS. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Weighted-average basic common shares outstanding	177.4	175.4	174.1
Potential number of shares issuable under the LTSIP	1.4	2.6	2.2
Average diluted common shares outstanding	178.8	178.0	176.3

In the past three years, Questar had the ability to issue shares under the terms of the Dividend Reinvestment and Stock Purchase Plan, Employee Investment Plan and Long-Term Stock Incentive Plan.

Dividend Reinvestment and Stock Purchase Plan
The Dividend Reinvestment and Stock Purchase Plan allows shareholders to reinvest dividends or invest additional funds in common stock. The Company can issue new shares or buy shares in the open market to meet shareholders' purchase requests. The Company issued 4,400 shares in 2011, 162,157 shares in 2010, 181,508 shares in 2009 and relied on open market purchases to supplement Company-issued shares in 2011 and 2010. At December 31, 2011, 20,918,482 shares were reserved and authorized for future issuance.

Long-Term Stock Incentive Plan
Questar issues stock options, restricted shares and restricted stock units to certain officers, directors and employees under its LTSIP. Stock options for participants have terms ranging from five to ten years with a majority issued with a seven to ten-year term. Options held by employees generally vest in three or four equal, annual installments. Options granted to non-employee directors generally vest in one installment six months after grant. Restricted shares and restricted stock units vest in equal installments over a specified number of years after the grant date with the majority vesting in three or four years. Nonvested restricted shares have voting and dividend rights; however, sale or transfer is restricted. Restricted stock units do not have voting rights until shares are distributed. Restricted stock units also accrue equivalent dividends, which are subject to the same vesting, distribution and voting conditions of the underlying award.

Beginning in 2011, Questar granted to certain Company executive officers performance shares under the LTSIP. The awards were designed to motivate and reward these executives for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each executive officer is subject to adjustment upward or downward based on the Company's performance over the three-year performance period ending December 31, 2013 with respect to specified performance criteria relative to a specified peer group of companies. The actual performance shares awarded, if any, will be distributed in the first quarter of 2014 so long as such executive officer was employed by the Company or its affiliates as of December 31, 2013. Half of any award will be distributed in shares of Company common stock and half in cash. For a summary of LTSIP transactions, see Note 11 - Share-Based Compensation.

Note 3 - Asset Retirement Obligations

Questar records AROs when there are legal obligations associated with the retirement of tangible, long-lived assets. At Questar, AROs apply primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. The fair value of retirement costs is estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. Income or expense resulting from the settlement of ARO liabilities is included in net gain (loss) from asset sales on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in Questar's AROs from the Consolidated Balance Sheets were as follows:

	2011	2010
	(in millions)
AROs at beginning of year	$60.9	$65.0
Accretion	3.0	2.9
Liabilities incurred	1.5	1.3
Revisions	0.8	(8.3)
Liabilities settled	(2.4)	—
AROs at end of year	$63.8	$60.9

Questar's consolidated AROs by line of business are summarized in the table below:

	December 31,
	2011	2010
	(in millions)
Wexpro	$60.3	$56.0
Questar Pipeline	2.8	4.1
Questar Gas	0.7	0.8
Total	$63.8	$60.9

Wexpro collects from Questar Gas and deposits in trust certain funds related to estimated ARO costs. The funds are recorded as other noncurrent assets and used to satisfy retirement obligations as the properties are abandoned. The accounting treatment of reclamation activities associated with AROs for properties administered under the Wexpro Agreement is defined in a guideline letter between Wexpro and the Utah Division of Public Utilities and the Staff of the PSCW.

Note 4 - Fair Value Measurements

Questar complies with the provisions of the accounting standards for fair value measurements and disclosures. These standards define fair value in applying GAAP, establish a framework for measuring fair value and expand disclosures about fair value measurements. The standards do not change existing guidance as to whether or not an instrument is carried at fair value. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

Questar primarily applies the market approach for recurring fair value measurements and maximizes its use of observable inputs and minimizes its use of unobservable inputs. Questar considers bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value. In addition to using market data, Questar makes assumptions in valuing its assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique.

On January 1, 2009, Questar adopted, without material impact on the Consolidated Financial Statements, fair value accounting standards related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. Questar did not have any assets or liabilities measured at fair value on a non-recurring basis at December 31, 2011 and 2010.

Questar
The following table discloses the carrying amount and estimated fair value of certain financial instruments not disclosed in other notes to Questar's Financial Statements in this Annual Report on Form 10-K:

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	December 31, 2011		December 31, 2010
	(in millions)
Financial assets
Cash and cash equivalents	$11.6	$11.6	$21.8	$21.8
Long-term investment	14.4	14.4	13.1	13.1
Financial liabilities
Short-term debt	219.0	219.0	242.0	242.0
Long-term debt, including current portion	1,084.5	1,223.4	1,080.5	1,173.8

The carrying amounts of cash and cash equivalents and short-term debt approximate fair value. The long-term investment is recorded at fair value and consists of money market and short-term bond index mutual funds representing funds held in Wexpro's trust (see Note 3). The fair value of the long-term investment is based on quoted prices for the underlying funds, and is considered a Level 1 fair value measurement. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit-risk-adjusted borrowing rates.

The fair value of the Company's derivative instrument is the same as its carrying amount, and is disclosed in Note 5. The fair value of the derivative instrument, which is an interest rate swap, is estimated using a standard discounted cash flow model using observable market-based forward interest rates obtained from a third-party financial institution, and is considered a Level 2 fair value measurement.

Questar Pipeline
The following table discloses the carrying amount and estimated fair value of certain financial instruments not disclosed in other notes to Questar Pipeline's Financial Statements in this Annual Report on Form 10-K:

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	December 31, 2011		December 31, 2010
	(in millions)
Financial assets
Cash and cash equivalents	$3.4	$3.4	$5.3	$5.3
Notes receivable from Questar	8.8	8.8	30.3	30.3
Financial liabilities
Long-term debt, including current portion	459.0	519.4	460.9	501.9

The carrying amounts of cash and cash equivalents and notes receivable from Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit-risk-adjusted borrowing rates.

Questar Gas
The following table discloses the carrying amount and estimated fair value of certain financial instruments not disclosed in other notes to Questar Gas's Financial Statements in this Annual Report on Form 10-K:

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	December 31, 2011		December 31, 2010
	(in millions)
Financial assets
Cash and cash equivalents	$5.0	$5.0	$4.7	$4.7
Financial liabilities
Notes payable to Questar	142.7	142.7	153.6	153.6
Long-term debt, including current portion	368.0	445.4	370.0	425.3

The carrying amounts of cash and cash equivalents and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Gas's current credit-risk-adjusted borrowing rates.

Note 5 - Derivative Instruments and Hedging Activities

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

In the second and third quarters of 2011, Questar Pipeline entered into forward starting swaps totaling $150.0 million at a weighted average fixed interest rate of 3.91%. Under these swaps, Questar Pipeline paid fixed and received floating interest rates. These swaps fixed a portion of the cash flows related to interest payments on the $180.0 million of fixed-rate debt issued in December 2011 at market interest rates prevailing at the time the swaps were executed. These swaps terminated in October 2011, requiring a payment of $29.1 million from Questar Pipeline to the counterparties because interest rates declined. Questar Pipeline entered into a new forward starting swap in October 2011, of $150.0 million at a fixed interest rate of 3.00%. This swap terminated in December 2011 when the long-term debt was issued, requiring an additional payment of $8.2 million from Questar Pipeline to the counterparty because of further declines in interest rates. These swaps qualify as cash flow hedges under derivative and hedge accounting standards and the $37.3 million paid to settle the swaps will be amortized over the 30-year life of the debt.

All derivative instruments are required to be recorded on the balance sheet as either assets or liabilities measured at fair value. The designation of a derivative instrument as a hedge and its ability to meet hedge accounting criteria determines how the changes in fair value of the derivative instrument are reflected in the consolidated financial statements. A derivative instrument qualifies for fair value hedge accounting if, at inception and throughout its life, the derivative is expected to be highly effective in offsetting the changes in fair value of the hedged debt attributable to the hedged interest rate. Changes in the fair value of a derivative instrument qualifying and designated as a fair value hedge as well as the offsetting changes in the fair value of the hedged debt attributable to the hedged interest rate are recorded currently in the Consolidated Statements of Income. A derivative instrument qualifies for cash flow hedge accounting if, at inception and throughout its life, the derivative is expected to be highly effective in offsetting the changes in expected cash flows of the hedged interest payments. Changes in the effective portion of the fair value of a derivative instrument qualifying and designated as a cash flow hedge are initially recorded as a component of OCI in the period and remain in AOCI in the Consolidated Balance Sheets until they are reclassified into earnings as the Company records interest expense for the hedged interest payments. Ineffective portions of a qualifying and designated cash flow hedge are recorded currently in earnings.

Questar is not a party to any derivative instruments that do not qualify for hedge accounting designation or that require collateral to be posted by either party prior to settlement. Questar routinely monitors and manages its positions with, and the credit quality of the counterparties to its derivative instruments, all of which are large financial institutions. All derivative instruments are recorded in the Consolidated Balance Sheets at their fair values on a gross basis. Asset and liability derivative positions with the same counterparty are not netted.

Interest rate swaps and forward-starting interest rate swaps are settled in cash on periodic payment dates with one party paying the other for the net difference between the fixed and floating interest rate for the payment period as specified in the swap agreement, multiplied by the notional amount. Forward-starting interest rate swaps used as cash flow hedges of forecasted fixed-rate debt issuances are terminated and settled in cash when the forecasted debt is issued or as the swaps expire, with one party paying the other for the swap's net fair value at the time of settlement. Questar reports cash flows related to derivative instruments qualifying and designated as hedges in the Consolidated Statements of Cash Flows based upon the nature of the hedged items.

The following table presents the pre-tax effects of the derivative instruments designated as a fair value hedge (including the hedged item) and cash flow hedges on the Consolidated Statements of Income as well as the pre-tax effects of the derivative instruments designated as cash flow hedges on OCI:

	Financial Statement	Year Ended December 31,
Instrument and Activity	Location of Gain (Loss)	2011	2010	2009
		(in millions)
Fair Value Hedge
Questar Corporation
Interest rate derivative instrument
Realized and unrealized gain	Interest expense	$9.8	$—	$—
2.75% Notes due 2016
Unrealized loss	Interest expense	(9.8)	—	—

Cash Flow Hedges
Questar Pipeline
Interest rate derivative instruments
Deferrals of effective portions	OCI	(37.3)	—	—
Losses reclassified from AOCI into earnings for effective portions	Interest expense	(0.1)	—	—

There was no ineffectiveness recognized on the fair value hedge and ineffectiveness recognized on the cash flow hedges was de minimis in 2011. Reclassifications into earnings of amounts reported in AOCI will continue as interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.4 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. As of December 31, 2011, the Company is not hedging any exposure to variability in future cash flows of forecasted transactions.

The following table discloses the Level 2 fair value of the derivative instrument designated as a fair value hedge in the Consolidated Balance Sheets:

		December 31,
Instrument	Balance Sheet Location	2011	2010
		(in millions)
Assets
Questar Corporation
Interest rate derivative instrument	Prepaid expenses and other	$1.1	$—
Interest rate derivative instrument	Other noncurrent assets	7.8	—
Consolidated total - derivative assets		$8.9	$—

The following table provides additional information about the Company's derivative instrument as of December 31, 2011:

Instrument Type	Accounting Treatment	Maturity Date	Fixed Interest Rate(1)	Notional Amount
				(in millions)
Questar Corporation
Interest rate swap - pay floating, receive fixed	Fair value hedge	2016	2.75%	$125.0
(1) Floating rate is based on 6-month U.S. dollar LIBOR.

Note 6 - Debt

The Company has a revolving credit arrangement with various lenders to provide back-up credit liquidity support for its commercial paper program. Credit commitments under this revolving credit arrangement totaled $500.0 million at December 31, 2011, with no amounts borrowed. These revolving credit arrangements have interest-rate options generally below the prime interest rate and carry commitment fees on the unused balance. The Company amended its revolving credit arrangement on September 2, 2011, by increasing the lender commitments from $350.0 million to $500.0 million and extending the maturity date from July 1, 2013, to August 31, 2016. The amendment also replaced the previous debt covenant ratio of consolidated funded debt to EBITDA with a new ratio of consolidated funded debt to capitalization. Under this amendment, consolidated funded debt cannot exceed 70% of consolidated capitalization. The Company is in compliance with this covenant at December 31, 2011.

The details of short-term debt are as follows:

	December 31,
	2011	2010
	(in millions)
Commercial paper with variable-interest rates	$219.0	$242.0
Weighted-average interest rate	0.29%	0.38%

Questar centrally manages cash. Questar makes loans to Questar Pipeline and Questar Gas under a short-term borrowing arrangement. Amounts loaned earn an interest rate that is identical to the interest rate paid on amounts borrowed. The following table details the notes payable to Questar from Questar Gas and the associated interest rate. There were no notes payable to Questar from Questar Pipeline at December 31, 2011 or 2010.

	December 31,
	2011	2010
	(in millions)
Questar Gas
Notes payable to Questar with variable-interest rates	$142.7	$153.6
Interest rate	0.41%	0.48%

All short- and long-term debt and the revolving credit arrangement are unsecured obligations and rank equally with all other unsecured liabilities. The terms of the Questar Corporation, Questar Pipeline and Questar Gas long-term debt obligations do not have dividend-payment restrictions.

In December 2011, Questar Pipeline completed a public offering of $180.0 million in aggregate principal amount of its 4.875% Senior Notes due December 2041. The net proceeds from the offering of approximately $138.9 million, after deducting the underwriting discount, estimated offering expenses and swap settlements resulted in an effective interest rate of 6.66%. These proceeds were used to repay a portion of $145.5 million of intercompany short-term debt owed to Questar outstanding at November 30, 2011 with an interest rate of 0.35% at such date. This short-term debt had been incurred to repay $100.0 million of long-term notes that matured in June 2011 with an interest rate of 7.09% and $80.0 million of long-term notes that matured in September 2011 with an interest rate of 6.57%.

The details of long-term debt are as follows:

	December 31,
	2011	2010
	(in millions)
Questar Corporation
2.75% Notes due 2016	$250.0	$250.0
Questar Pipeline
6.45% and 6.48% Medium-term Notes due 2015 and 2018	30.1	30.1
6.57% and 7.09% Medium-term Notes due 2011	—	180.0
5.83% Notes due 2018	250.0	250.0
4.875% Notes due 2041	180.0	—
Total long-term debt Questar Pipeline	460.1	460.1
Questar Gas
5.00% to 6.91% Medium-term Notes due 2012 to 2018	218.0	218.0
6.89% Medium-term Notes due 2011	—	2.0
6.30% Notes due 2018	50.0	50.0
7.20% Notes due 2038	100.0	100.0
Total long-term debt Questar Gas	368.0	370.0
Total long-term debt outstanding	1,078.1	1,080.1
Less current portion	(91.5)	(182.0)
Less unamortized-debt discount	(2.4)	(0.7)
Plus unamortized-debt premium	1.0	1.1
Plus fair value hedge adjustment	7.8	—
Total long-term debt	$993.0	$898.5

The aggregate maturities of Questar Corporation's, Questar Pipeline's and Questar Gas's long-term debt for the next five years are as follows:

	Questar Corporation	Questar Pipeline	Questar Gas	Total
	Years Ending December 31,
	(in millions)
2012	$—	$—	$91.5	$91.5
2013	—	—	42.0	42.0
2014	—	—	—	—
2015	—	25.1	—	25.1
2016	250.0	—	—	250.0

Note 7 - Income Taxes

Questar
Details of Questar's income tax expense and deferred income taxes from continuing operations are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Federal
Current	$(22.3)	$18.3	$19.7
Deferred	133.1	85.6	77.5
State
Current	(1.3)	(0.2)	2.6
Deferred	7.3	6.1	5.0
Deferred investment tax credits recognized	(0.4)	(0.4)	(0.4)
Total income tax expense	$116.4	$109.4	$104.4

The difference between the statutory federal income tax rate and the Company's effective income tax rate is explained as follows:

	Year Ended December 31,
	2011	2010	2009
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate as a result of:
State income taxes, net of federal income tax benefit	1.3	1.3	1.7
Tax benefits from dividends paid to employee stock plan	(0.5)	(0.4)	—
Other	0.1	0.4	(0.1)
Effective income tax rate	35.9%	36.3%	36.6%

Significant components of Questar's deferred income taxes were as follows:

	December 31,
	2011	2010
	(in millions)
Deferred tax liabilities
Property, plant and equipment	$673.6	$534.5
Deferred tax liabilities - noncurrent	673.6	534.5
Deferred tax assets
Employee benefits and compensation costs	116.1	59.8
Hedging activities	13.8	—
Net operating loss carryforward	39.2	—
Other	4.3	—
Deferred tax assets - noncurrent	173.4	59.8
Deferred income taxes – noncurrent	$500.2	$474.7
Deferred income taxes - current asset	$16.1	$14.8
Deferred income taxes - current liability	—	3.0
Deferred income taxes - current	$16.1	$11.8

Questar Pipeline
Details of Questar Pipeline's income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Federal
Current	$(25.9)	$19.7	$6.1
Deferred	62.9	16.7	25.3
State
Current	(0.7)	1.5	1.3
Deferred	1.9	0.9	1.1
Total income tax expense	$38.2	$38.8	$33.8

The difference between the statutory federal income tax rate and Questar Pipeline's effective income tax rate is explained as follows:

	Year Ended December 31,
	2011	2010	2009
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase in rate as a result of:
State income taxes, net of federal income tax benefit	1.0	1.5	1.7
Effective income tax rate	36.0%	36.5%	36.7%

Significant components of Questar Pipeline's deferred income taxes were as follows:

	December 31,
	2011	2010
	(in millions)
Deferred tax liabilities
Property, plant and equipment	$240.4	$178.1
Employee benefits and compensation costs	3.8	2.0
Deferred tax liabilities - noncurrent	244.2	180.1
Deferred tax assets
Hedging activities	13.8	—
Net operating loss carryforward	29.3	—
Other	(0.3)	—
Deferred tax assets - noncurrent	42.8	—
Deferred income taxes - noncurrent	$201.4	$180.1
Deferred income taxes - current asset	$1.8	$1.2

Questar Gas
Details of Questar Gas's income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Federal
Current	$(10.5)	$(15.9)	$(8.3)
Deferred	36.8	40.2	31.6
State
Current	(1.6)	(2.2)	(1.2)
Deferred	3.2	3.5	2.7
Deferred investment tax credit recognized	(0.4)	(0.4)	(0.4)
Total income tax expense	$27.5	$25.2	$24.4

The difference between the statutory federal income tax rate and Questar Gas's effective income tax rate is explained as follows:

	Year Ended December 31,
	2011	2010	2009
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate as a result of:
State income taxes, net of federal income tax benefit	1.4	1.2	1.5
Amortize investment tax credits related to rate regulated assets	(0.5)	(0.5)	(0.6)
Other	1.5	0.8	1.1
Effective income tax rate	37.4%	36.5%	37.0%

Significant components of Questar Gas's deferred income taxes were as follows:

	December 31,
	2011	2010
	(in millions)
Deferred tax liabilities
Property, plant and equipment	$264.7	$225.0
Employee benefits and compensation costs	9.7	5.3
Deferred tax liabilities - noncurrent	274.4	230.3
Deferred tax assets
Net operating loss carryforward	14.6	—
Deferred tax assets - noncurrent	14.6	—
Deferred income taxes – noncurrent	$259.8	$230.3
Deferred income taxes - current asset	$5.6	$4.3
Deferred income taxes - current liability	—	3.0
Deferred income taxes - current	$5.6	$1.3

Note 8 - Commitments and Contingencies

Questar and each of its subsidiaries are involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them individually or in the aggregate will have a material adverse effect on Questar's, Questar Pipeline's or Questar Gas's financial position, results of operations or cash flows.

A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur, which would have a material adverse effect on Questar's, Questar Pipeline's or Questar Gas's financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined. No registrant currently has any such claims.

Commitments
The Company is committed to lease its headquarters building through April 30, 2012. Minimum future payments under the terms of this long-term operating lease total $3.4 million in 2012. Rental expense amounted to $3.2 million in 2011, $3.4 million in 2010 and $3.5 million in 2009.

In June 2010, Questar entered into a lease agreement for a new headquarters building that is being constructed. The lease term is 17 years beginning in May 2012. Initial lease payments are $3.2 million per year. Questar expects to account for this lease as a capital lease.

Wexpro
Wexpro has a $2.8 million drilling rig contract commitment in 2012.

Questar Gas
Historically, 40% to 50% of Questar Gas gas supply has been provided by cost-of-service reserves developed and produced by Wexpro. In 2011, Questar Gas purchased the remainder of its gas supply from multiple third parties under index-based or fixed-price contracts. Questar Gas has commitments to purchase gas for $36.2 million in 2012, $15.2 million in each of 2013 through 2015, and $15.3 million in 2016 based on current prices. Generally, at the conclusion of the heating season and after a bid process, new agreements for the next heating season are put in place. Questar Gas bought natural gas under purchase agreements amounting to $221.0 million in 2011, $245.2 million in 2010 and $225.3 million in 2009.

In addition, Questar Gas stores gas during off-peak periods (typically during the summer) and withdraws gas from storage to meet peak-gas demand (typically in the winter). The company has contracted for transportation and underground storage services with Questar Pipeline. Annual payments for these services amount to $69.9 million in 2012, $68.0 million in 2013, and $64.5 million in 2014 through 2016. Questar Gas has third-party transportation commitments requiring yearly payments of $28.8 million in 2012 through 2016.

Note 9 - Wexpro Agreement

Wexpro's operations are subject to the terms of the Wexpro Agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas to receive certain benefits from Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. The Utah Division of Public Utilities and the PSCW are entitled to monitor the performance of the Company and Wexpro under the Wexpro Agreement and have retained two monitors, an independent certified public accountant and an independent hydrocarbon industry consulting firm, to review the performance of the Agreement. Major provisions of the agreement are as follows.

a. Wexpro conducts gas-development drilling on a finite group of productive gas properties, as defined in the agreement, and bears any costs of dry holes. Natural gas produced from successful drilling on these properties is delivered to Questar Gas. Wexpro is reimbursed for the costs of producing the natural gas plus a return on its investment in successful wells. The after-tax return allowed Wexpro is adjusted annually and is approximately 20.5%.

b. Wexpro operates certain natural gas properties for Questar Gas. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This after-tax rate of return is adjusted annually and is approximately 12.5%.

c. Wexpro conducts developmental-oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The after-tax rate of return is adjusted annually and is approximately 17.5%. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas with Wexpro retaining 46% and Questar Gas retaining 54%. Questar Gas received oil-income sharing of $3.3 million in 2011, $1.1 million in 2010 and $1.0 million in 2009.

d. Crude-oil production from certain oil-producing properties is sold at market prices with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. The after-tax rate of return on investments in these properties is adjusted annually and is approximately 12.5%. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

e. Amounts received by Questar Gas from the sharing of Wexpro's oil income are used to reduce natural-gas costs to utility customers.

Wexpro's net investment base and the yearly average rate of return are shown in the table below:

	2011	2010	2009
Wexpro's net investment base at December 31, (in millions)	$474.4	$456.6	$431.9
Average annual rate of return (after tax)	20.0%	20.0%	20.1%

Note 10 - Rate Regulation

The following table details regulatory assets and liabilities:

	December 31, 2011		December 31, 2010
	Current	Noncurrent	Current	Noncurrent
	(in millions)
Regulatory assets:
Questar Pipeline
Gas imbalance	$2.8	$—	$0.8	$—
Revenue sharing	2.4	—	—	—
Cost of reacquired debt	—	3.3	—	3.7
Income taxes recoverable from customers	—	1.2	—	1.6
Other	—	1.4	—	1.4
Total Questar Pipeline regulatory assets	5.2	5.9	0.8	6.7
Questar Gas
DSM	24.2	—	39.7	—
Purchased-gas adjustment	—	—	10.7	—
Deferred production taxes	2.3	—	2.3	—
Cost of reacquired debt	—	5.9	—	6.4
Pipeline integrity costs	—	6.5	—	5.6
ARO cost-of-service gas wells	—	2.7	—	3.0
Total Questar Gas regulatory assets	26.5	15.1	52.7	15.0
Total regulatory assets	$31.7	$21.0	$53.5	$21.7

Regulatory liabilities:
Questar Pipeline
Gas imbalance	$0.9	$—	$3.1	$—
Revenue sharing	0.3	—	0.1	—
Postretirement medical	—	7.4	—	6.9
Total Questar Pipeline regulatory liabilities	1.2	7.4	3.2	6.9
Questar Gas
Purchased-gas adjustment	10.8	—	—	—
CET	3.2	—	2.8	—
Other	0.2	—	—	—
Income taxes refundable to customers	—	0.7	—	0.9
Total Questar Gas regulatory liabilities	14.2	0.7	2.8	0.9
Total regulatory liabilities	$15.4	$8.1	$6.0	$7.8

Questar Pipeline and Questar Gas record regulatory assets and liabilities. They recover the costs of assets but do not generally receive a return on these assets.

Following is a description of Questar Pipeline's regulatory assets and liabilities:

-
Gains and losses on the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 9 years as of December 31, 2011.

-	Certain deferred taxes from customers over the life of the related property, plant and equipment.

-	Regulatory assets and liabilities for gas imbalances, fuel over or under recovered and sharing interruptible revenues with customers.

-	A regulatory liability for the collection of postretirement medical costs allowed in rates in excess of actual charges.

Following is a description of Questar Gas's regulatory assets and liabilities:

-
Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 11 years as of December 31, 2011.

-
The DSM program asset represents funds expended for promoting the conservation of natural gas through advertising, rebates for efficient homes and appliances, and energy audits. These costs are deferred and recovered from customers through periodic rate adjustments.

-
The costs of complying with pipeline-integrity regulations are recovered in rates subject to a PSCU order. Questar Gas is allowed to recover $4.4 million per year. Costs incurred in excess of this amount will be recovered in future rate changes.

-
A regulatory asset that represents future expenses related to abandonment of Wexpro operated gas and oil wells. The regulatory asset will be reduced over an 18-year period following an amortization schedule that commenced January 1, 2003, or as cash is paid to plug and abandon wells.

-	Production taxes on cost-of-service gas production are recorded when the gas is produced and recovered from customers when taxes are paid, generally within 12 months.

-	Certain deferred taxes from customers over the life of the related property, plant and equipment.

-	Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

-	The CET liability represents actual revenues received that are in excess of the allowed revenues. These amounts are refunded through periodic rate adjustments.

-	Income taxes refundable to customers arise from adjustments to deferred taxes.

Rate Changes

On April 8, 2010, the PSCU approved a settlement in Questar Gas's Utah general rate case. The stipulation, effective August 1, 2010, authorized an increase in the utility's allowed return on equity from 10% to 10.35% and indefinitely extended the existing CET. In the stipulation, the PSCU approved an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. The stipulation agreement increased customer rates by $5.0 million annually with the changes in rates effective August 1, 2010.

In November 2011, Questar Gas filed a general rate case in Wyoming, requesting an increase in rates of $1.0 million and a 10.25% return on equity.

Note 11 - Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its LTSIP. To generally preserve the potential benefits under the LTSIP prior to the Spinoff, stock options and restricted share awards outstanding as of June 30, 2010, were adjusted and bifurcated into stock options and restricted share awards for both Questar and QEP, respectively. The exercise price of options and the grant-date prices of restricted shares were recast using the ratio of the June 30, 2010, closing prices of Questar, $14.66 or 32.23%, and QEP, $30.83 or 67.77%.

Questar recognizes expense over time as the stock options or restricted shares vest. Share-based compensation expense amounted to $10.1 million in 2011 compared to $15.4 million in 2010 and $9.3 million in 2009. Deferred share-based compensation, representing the nonvested value of restricted share awards, amounted to $3.6 million at December 31, 2011, and $6.3 million at December 31, 2010. Deferred share-based compensation is included in common stock. Cash flow from income tax benefits in excess of recognized compensation expense amounted to $9.2 million in 2011, $8.4 million in 2010 and $3.6 million in 2009. There were 7,580,245 shares available for future grant at December 31, 2011.

The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model was intended for measuring the value of options traded on an exchange. No stock options were granted in 2011. The calculated fair value of options granted and major assumptions used in the model at the date of the 2010 and 2009 grants are listed below:

	2010	2009
	Stock Option Input Variables	Range of Stock Option Variables
Fair value of options at grant date	$13.10	$10.01 - $11.40
Risk-free interest rate	2.30%	1.78% - 2.51%
Expected price volatility	30.3%	28.1% - 29.9%
Expected dividend yield	1.18%	1.39% - 1.61%
Expected life in years	5.2	5.0 - 5.0

Unvested stock options decreased by 115,068 shares to 117,794 shares in 2011. No stock options were granted or forfeited in 2011. Stock-option transactions under the terms of the LTSIP are summarized for the year ended December 31, 2011, below:

	Options Outstanding	Price Range	Weighted Average Price
Balance at December 31, 2010	2,560,059	$ 3.70 - $17.35	$7.30
Exercised	(786,424)	3.70 - 13.10	4.49
Balance at December 31, 2011	1,773,635	$ 3.70 - $17.35	$8.54

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Dec. 31, 2011	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2011	Weighted-average exercise price	Number unvested at Dec. 31, 2011	Weighted- average exercise price
$ 3.70 - $ 4.37	791,261	1.0	$4.29	791,261	$4.29	—	$—
7.84 - 11.40	449,174	3.9	10.61	390,177	10.49	58,997	11.40
12.43 - 17.35	533,200	3.2	13.11	474,403	13.11	58,797	13.10
	1,773,635	2.4	$8.54	1,655,841	$8.28	117,794	$12.25

Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period. Most restricted share grants vest in equal installments over a three or four year period from the grant date. The weighted average vesting period of unvested restricted shares at December 31, 2011, was 14 months. Transactions involving restricted shares under the terms of the LTSIP for the year ended December 31, 2011, are summarized below:

	Restricted Shares Outstanding	Price Range	Weighted Average Price
Balance at December 31, 2010	568,707	$11.40 - $20.31	$14.66
Granted	348,127	17.50 - 17.97	17.96
Distributed	(133,391)	11.40 - 20.31	14.09
Forfeited	(11,893)	11.40 - 17.97	16.45
Balance at December 31, 2011	771,550	$11.40 - $17.97	$16.22

Restricted stock units granted typically vest in equal installments over a three year period from the grant date. At December 31, 2011, Questar's outstanding restricted stock units totaled 69,107 with a weighted-average price of $15.34 per share and a weighted-average vesting period of 12 months.

As a result of the Spinoff and bifurcation of share-based awards, restricted QEP shares and QEP stock options were granted to certain officers, employees and non-employee directors of Questar. The awards included 134,008 unvested restricted shares with a weighted-average price of $29.41 per share and 121,127 unvested stock options with a weighted-average price of $25.71 per share. Questar will recognize expense in future periods for these unvested share-based awards. In addition, certain QEP officers, employees and non-employee directors hold 894,283 Questar stock options with a weighted-average exercise price of

$11.17 per share and a weighted-average remaining life of 4.1 years and 323,346 Questar unvested restricted shares with a weighted-average price of $13.50.

In the first quarter of 2011, Questar granted to certain Company executive officers a total of 128,021 performance shares under the terms of the LTSIP. The awards were designed to motivate and reward these executives for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each executive officer is subject to adjustment upward or downward based on the Company's performance over the three-year performance period ending December 31, 2013 with respect to specified performance criteria relative to a specified peer group of companies. The actual performance shares awarded, if any, will be distributed in the first quarter of 2014 so long as such executive officer was employed by the Company or its affiliates as of December 31, 2013. Half of any award will be distributed in shares of Company common stock and half in cash. The Monte Carlo simulation method was used to estimate the grant-date fair value of the performance share awards at $18.23 per share. The liability awards to be settled in cash will be marked-to-market at least annually. Equity- and liability-based performance share compensation expense amounted to $0.6 million in 2011. As of December 31, 2011, the total unrecognized compensation cost related to outstanding stock options, restricted stock, RSUs and performance shares was $7.6 million, which the Company expects to recognize over a weighted average period of 14 months.

Questar issues stock options and restricted shares to certain officers and employees of Questar Pipeline and Questar Gas under its LTSIP and recognizes expense over time as the stock options or restricted shares vest. Questar Pipeline share-based compensation expense amounted to $1.8 million in 2011 compared with $1.3 million in 2010 and $1.1 million in 2009. Questar Gas share-based compensation expense amounted to $1.1 million in 2011 compared with $1.4 million in 2010 and $1.0 million in 2009.

The following table summarizes the stock options held under the LTSIP of Questar Pipeline and Questar Gas at December 31, 2011:

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Dec. 31, 2011	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2011	Weighted-average exercise price	Number unvested at Dec. 31, 2011	Weighted- average exercise price
Questar Pipeline
$ 3.70 - $13.10	231,514	3.1	$8.56	194,650	$7.86	36,864	$12.25
Questar Gas
$ 3.70 - $13.10	99,046	1.6	$5.66	91,047	$5.07	7,999	$12.39

The following table summarizes the restricted shares held under the LTSIP of Questar Pipeline and Questar Gas at December 31, 2011. The weighted average vesting period of unvested restricted shares at December 31, 2011, for Questar Pipeline was 13 months, and 14 months for Questar Gas.

	Restricted Shares Outstanding	Price Range	Weighted- Average Price

Questar Pipeline	153,888	$11.40 - $17.97	$16.18
Questar Gas	89,561	$11.40 - $17.97	$16.40

Note 12 - Employee Benefits

Defined Benefit Pension Plan and Other Postretirement Benefits
The Company has defined benefit pension and life insurance plans covering a majority of its employees and a postretirement medical plan providing coverage to less than half of its employees. Employees hired after June 30, 2010 are not eligible for the defined benefit pension plan and employees hired after December 31, 1996, are not eligible for the postretirement medical plan and are not eligible to receive basic life coverage once they retire. The Company's Employee Benefits Committee (EBC) has oversight over investment of retirement-plan and postretirement-benefit assets. The EBC uses a third-party consultant to assist in setting targeted-policy ranges for the allocation of assets among various investment categories. The majority of retirement-

benefit assets were invested as follows:

	Actual Allocation		Policy Range
	Year Ended December 31,
	2011	2010	2011	2010
Total domestic equity securities	35%	41%	35-45%	35-45%
Foreign equity securities
Developed market foreign equity securities	20%	25%	—	—
Emerging market foreign equity securities	4%	7%	—	—
Total foreign securities	24%	32%	25-35%	25-35%
Debt securities
Investment grade intermediate term debt	5%	4%	—	—
Investment grade long-term debt	17%	13%	—	—
Below-investment grade debt	9%	9%	—	—
Total debt securities	31%	26%	25-35%	25-35%
Inflation protection securities	9%	—%	0-10%	—%
Cash and short-term investments	1%	1%	0-3%	0-3%

At the end of 2011, domestic equity assets were invested in a passive total stock market index fund that invests in a diversified portfolio of stocks representative of the whole U.S. stock market and an S&P 500 index fund. Developed market foreign equity assets were invested in funds that hold a diversified portfolio of common stocks of corporations in developed countries outside the United States. These investments are benchmarked against the Morgan Stanley Capital International Europe Australasia and Far East (or MSCI EAFE) index. Emerging market foreign equity assets are invested in funds that hold a diversified portfolio of common stocks of corporations in emerging countries outside the United States. This investment is benchmarked against the MSCI EAFE Emerging Markets index. Investment grade intermediate-term debt assets are invested in funds holding a diversified portfolio of debt of governments, corporations and mortgage borrowers with average maturities of 5 to 10 years and investment-grade credit ratings. The investments are benchmarked against the Barclay's Aggregate Bond index. Investment-grade long-term debt assets are invested in a diversified portfolio of debt of governments, corporations and mortgage borrowers with an average maturity of more than 10 years and investment-grade credit ratings. These assets are benchmarked against the Barclay's Government/Credit Bond index. Below-investment-grade debt assets are invested in a fund holding a diversified portfolio of debt securities of corporations with an average maturity up to 10 years with below-investment-grade credit ratings. This investment is benchmarked against the Merrill Lynch High Yield II Total Return Bond index. To mitigate the impact of inflation, assets were allocated to inflation protection funds in 2011. These funds invest in indices that comprise the Dow Jones U.S. Select REIT, Dow Jones-UBS Commodity Total Return Index, S&P Global LargeMidCap Commodity and Resources, and Barclays Capital U.S. Treasury Inflation Protected Securities. Cash and short-term investments are held in a fund that purchases investment grade quality short-term debt issued by governments and corporations.

Questar funds a trust for Employee Retirement Income Security Act (ERISA) qualified retirement-benefit obligations to pay benefits currently due and to build asset balances over a reasonable time period to pay future obligations. Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels mandated by ERISA and by the Internal Revenue Code. Subject to the above limitations, the Company seeks to fund the qualified retirement plan in amounts that are at a minimum equal to the yearly expense. The Company also has a nonqualified pension plan that covers a group of management employees in addition to the qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee above the benefit limit defined by the Internal Revenue Service for the qualified plan. The nonqualified pension plan is unfunded. Claims are paid from the Company's general funds. The Company commingles postretirement-benefit obligation assets with those of the ERISA-qualified retirement plan as permitted by section 401(h) of the Internal Revenue Code. The EBC seeks investment returns consistent with reasonable and prudent levels of liquidity and risk.

The EBC allocates qualified pension-plan, postretirement-medical-plan and life-plan assets among broad asset categories and reviews the asset allocation at least annually. Asset allocation decisions consider risk and return, future benefit requirements, participant growth and other expected cash flows. These characteristics affect the level, risk and expected growth of postretirement-benefit assets.

The EBC uses asset-mix guidelines that include permissible ranges for each asset category, return objectives for each asset group and the desired level of diversification and liquidity. These guidelines change from time to time based on the committee's ongoing evaluation of each plan's risk tolerance. The EBC estimates an expected overall long-term rate of return on assets by weighting expected returns of each asset class by its targeted asset allocation percentage. Expected return estimates are developed from analysis of past performance and forecasts of long-term return expectations by third-parties.

Responsibility for individual security selection rests with each investment manager, who is subject to guidelines specified by the EBC. These guidelines are designed to ensure consistency with overall plan objectives.

The EBC sets performance objectives for each investment manager that are expected to be met over a three-year period or a complete market cycle, whichever is shorter. Performance and risk levels are regularly monitored to confirm policy compliance and that results are within expectations.

Pension-plan guidelines prohibit transactions between a fiduciary and parties in interest unless specifically provided for in ERISA. No restricted securities, such as letter stock or private placements, may be purchased for any investment fund. Questar securities may be considered for purchase at an investment manager's discretion, but within limitations prescribed by ERISA and other laws. There was no direct investment in Questar shares for the periods disclosed. Use of derivative securities by any investment managers is prohibited except where the committee has given specific approval or where commingled funds are utilized that have previously adopted permitting guidelines.

The fair value measurement accounting standards define fair value in applying generally accepted accounting principles as well as establish a framework for measuring fair value and for making disclosures about fair value measurements. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for an asset, either directly or indirectly. Level 3 inputs are unobservable inputs for an asset. The following is a description of the valuation methodologies used at December 31, 2011, to value pension and postretirement assets.

Corporate bonds and U.S. government securities: United States Treasury securities are valued at the closing price reported on the active market on which each individual security is traded. Corporate bonds and United States government corporation and agency securities are valued at the closing price reported on the markets on which the individual securities are traded, which in general are less active than the market for U.S. Treasury securities.

Mutual funds: Mutual funds are valued at the closing price reported on the active market on which the individual funds are traded.

Commingled funds and 103-12 investment entity: These investments are investment vehicles generally restricted to institutional investors and are valued using the net asset value (NAV) of the fund. The NAV is based on the value of the underlying assets owned by the fund excluding transaction costs, and minus liabilities. The underlying assets are valued at the closing prices reported on the markets on which they are traded. No assets that were valued using an NAV methodology were subject to significant redemption restrictions on their valuation dates.

The following tables set forth by level, within the fair value hierarchy, pension and postretirement benefit assets fair value:

	Investments at Fair Value
	December 31, 2011
	Level 1	Level 2	Total
	(in millions)
Domestic equity mutual fund	$2.1	$—	$2.1
Fixed income mutual funds	62.7	—	62.7
Inflation protection mutual fund	19.5	—	19.5
Corporate bonds	—	1.9	1.9
U.S. government securities	—	3.1	3.1
Commingled funds
Cash equivalent funds	—	3.0	3.0
Domestic equity index fund	—	145.8	145.8
Foreign equity growth fund	—	28.2	28.2
Foreign equity index funds	—	43.0	43.0
Corporate debt funds	—	65.7	65.7
Inflation protection fund	—	18.7	18.7
Foreign equity growth 103-12 investment entity	—	30.2	30.2
Total	$84.3	$339.6	$423.9

	Investments at Fair Value
	December 31, 2010
	Level 1	Level 2	Total
	(in millions)
Domestic equity mutual fund	$2.6	$—	$2.6
Fixed income mutual funds	53.7	—	53.7
Corporate bonds	—	2.0	2.0
U.S. government securities	—	3.2	3.2
Commingled funds
Cash equivalent funds	—	3.5	3.5
Domestic equity index fund	—	160.9	160.9
Foreign equity growth fund	—	52.7	52.7
Foreign equity index funds	—	36.7	36.7
Corporate debt funds	—	45.7	45.7
Foreign equity growth 103-12 investment entity	—	37.1	37.1
Total	$56.3	$341.8	$398.1

During 2011, the Company determined that the 2010 amounts for commingled funds and the 103-12 investment entity should be classified as Level 2 instead of Level 3. The amounts have been recast in the above table.

Pension-plan benefits are based on the employee's age at retirement, years of service and highest earnings in a consecutive 72 semimonthly pay period during the 10 years preceding retirement. Postretirement health-care and life insurance benefits are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health-care benefits determined by an employee's years of service and generally limited to 170% of the 1992 contribution for employees who retired after January 1, 1993. The Company is amortizing its transition obligation over a 20-year period, which began in 1992.

The qualified pension projected benefit obligation was measured using the following assumptions at December 31:

	2011	2010
Discount rate	4.80%	5.75%
Rate of increase in compensation	5.50	4.00
Long-term return on assets	7.25	7.25

The nonqualified pension projected benefit obligation was measured using the following assumptions at December 31:

	2011	2010
Discount rate	3.30%	5.75%
Rate of increase in compensation	5.50	4.00
Long-term return on assets	7.25	7.25

The postretirement benefit accumulated benefit obligation was measured using the following assumptions at December 31:

	2011	2010
Discount rate	4.40%	5.75%
Long-term return on assets	7.25	7.25
Health-care inflation rate	8.00	8.00
	decreasing to 5.00% by 2014	decreasing to 5.00% by 2013

Questar does not expect any plan assets to be returned during 2012. The qualified and nonqualifed pension plan accumulated benefit obligation totaled $519.6 million at December 31, 2011. Plan obligations and fair value of all plan assets are shown in the following table:

	Pension		Postretirement Benefits
	2011	2010	2011	2010
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$492.4	$486.6	$77.9	$76.3
Service cost	9.3	9.3	0.5	0.6
Interest cost	28.5	28.7	4.2	4.4
Change in plan assumptions	122.3	70.5	14.7	4.5
Actuarial (gain) loss	13.2	(11.0)	(0.9)	1.1
Curtailment charge	—	(18.3)	—	(4.4)
Transfer to QEP due to Spinoff	—	(53.6)	—	—
Benefits paid	(18.8)	(19.8)	(7.7)	(4.6)
Benefit obligation at end of year	646.9	492.4	88.7	77.9

Change in plan assets
Fair value of plan assets at beginning of year	359.9	318.6	38.4	35.8
Actual gain (loss) on plan assets	2.5	43.7	(0.7)	4.1
Company contributions to the plan	46.4	42.6	4.0	3.1
Transfer to QEP due to Spinoff	—	(25.2)	—	—
Benefits paid	(18.8)	(19.8)	(7.7)	(4.6)
Fair value of plan assets at end of year	390.0	359.9	34.0	38.4
Underfunded status (current and long-term)	$(256.9)	$(132.5)	$(54.7)	$(39.5)

The projected 2012 qualified pension plan funding is $53.6 million. Estimated benefit-plan payments for the five years following 2011 and the subsequent five years aggregated are as follows:

	Pension	Postretirement Benefits
	(in millions)
2012	$19.4	$4.6
2013	20.5	4.7
2014	22.1	4.8
2015	26.5	4.9
2016	26.4	5.0
2017 through 2021	167.1	25.9

The components of the pension and postretirement benefits expense are as follows. The pension expense includes the costs of both qualified and nonqualified pension plans. The pension and other postretirement benefits expense for 2010 and 2009 include eligible employees and retirees of both Questar and QEP.

	Pension Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2011	2010	2009	2011	2010	2009
	(in millions)
Service cost	$9.3	$9.3	$9.9	$0.5	$0.6	$0.7
Interest cost	28.5	28.7	29.6	4.2	4.4	4.6
Expected return on plan assets	(26.0)	(24.4)	(25.3)	(2.6)	(2.4)	(2.2)
Prior service and other costs	1.1	1.1	1.2	1.9	1.9	1.9
Recognized net actuarial loss	12.1	8.2	6.6	0.3	0.6	0.9
Curtailment charges	0.8	2.4	—	—	0.3	—
Special-termination benefits	—	—	2.0	—	—	—
Accretion of regulatory liability	—	—	—	0.8	0.8	0.8
Periodic expense	$25.8	$25.3	$24.0	$5.1	$6.2	$6.7

Assumptions at January 1, used to calculate the qualified and nonqualified pension benefits expense for the years, were as follows:

	2011	2010 - 2nd Half	2010 - 1st Half	2009
Discount rate	5.75%	5.75%	6.50%	6.50%
Rate of increase in compensation	4.00	4.00	4.00	4.00
Long-term return on assets	7.25	7.25	7.25	7.50

Assumptions at January 1, used to calculate the postretirement benefits expense for the years, were as follows:

	2011	2010 - 2nd Half	2010 - 1st Half	2009
Discount rate	5.75%	5.75%	6.50%	6.50%
Long-term return on assets	7.25	7.25	7.25	7.50
Health-care inflation rate	8.00	8.00	8.00	8.00
	decreasing to 5.00% by 2014	decreasing to 5.00% by 2013	decreasing to 5.00% by 2013	decreasing to 5.00% by 2011

The 2012 estimated qualified and nonqualifed pension expense is $36.1 million. In 2012, $21.4 million of estimated actuarial loss and $1.1 million of prior service cost for the pension plan will be amortized from AOCI. The 2012 estimated postretirement expense is $6.0 million excluding amortization of a regulatory liability. In 2012, $1.6 million of net transition obligation and $2.2 million of estimated actuarial loss for the postretirement benefit plans will be amortized from AOCI.

Service costs and interest costs are sensitive to changes in the health-care inflation rate. A 1% increase in the health-care inflation rate would increase the yearly service and interest costs by $0.1 million and the accumulated postretirement benefit obligation by $1.0 million. A 1% decrease in the health-care inflation rate would decrease the yearly service costs and interest cost by $0.1 million and the accumulated postretirement benefit obligation by $0.9 million.

Questar Pipeline and Questar Gas participate in Questar's pension and other postretirement benefit plans. Questar Pipeline's and Questar Gas's pension plan and postretirement medical and life insurance assets and benefit obligations cannot be separately determined because plan assets are not segregated or restricted to meet the companies' pension and postretirement medical and life obligations. If the companies were to withdraw from the pension plan, the pension obligation for Questar Pipeline and Questar Gas employees would be retained by the pension plan.

Questar Pipeline contributes to the Questar pension plans in amounts equal to yearly expenses. Questar Pipeline's pension expense was $5.0 million in 2011, $4.1 million in 2010 and $3.8 million in 2009. Questar Pipeline's postretirement benefit expenses other than pensions were $1.0 million in 2011, $0.8 million in 2010 and $0.3 million in 2009.

Questar Gas contributes to the Questar pension plans in amounts equal to yearly expenses. Questar Gas's pension expense was $13.4 million in 2011, $15.4 million in 2010 and $13.3 million in 2009. Questar Gas's postretirement benefit expenses other than pensions were $2.3 million in 2011, $3.6 million in 2010 and $3.8 million in 2009.

Employee Investment Plan
The Employee Investment Plan (EIP) is a defined contribution pension plan that allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction at the current fair market value on the transaction date. The Company currently contributes an overall match of 100% of employees' pre-tax purchases up to a maximum of 6% of their qualifying earnings. To satisfy employee purchases of Questar stock, the EIP trustee may purchase Questar shares on the open market with cash received or Questar may issue new shares. The Company recognizes expense equal to its yearly contributions. Questar's expense amounted to $7.0 million in 2011, $5.9 million in 2010, and $5.2 million in 2009.

Questar Pipeline's EIP expense equaled its matching contribution of $1.4 million in 2011, $1.2 million in 2010 and $1.1 million in 2009. Questar Gas's EIP expense equaled its matching contribution of $3.4 million in 2011, $3.9 million in 2010 and $3.3 million in 2009.

Note 13 - Operations by Line of Business

Questar's three complementary lines of business include Wexpro, which develops and produces natural gas on behalf of Questar Gas's customers; Questar Pipeline, which operates interstate natural gas pipelines and storage facilities; and Questar Gas, which provides retail natural gas distribution in Utah, Wyoming and Idaho. Line-of-business information is presented according to senior management's basis for evaluating performance and considering differences in the nature of products, services and regulation, among other factors. The following is a summary of continuing operations by line of business for the three years ended December 31, 2011:

	Questar Consol.	Interco. Trans.	Wexpro	Questar Pipeline	Questar Gas	Corp.
	(in millions)
2011
Revenues
From unaffiliated customers	$1,194.4	$—	$31.5	$197.4	$965.5	$—
From affiliated companies	—	(331.3)	253.6	74.4	3.3	—
Total Revenues	1,194.4	(331.3)	285.1	271.8	968.8	—
Operating expenses
Cost of sales	321.5	(327.3)	—	3.1	645.7	—

Operating and maintenance	175.9	(0.2)	22.3	35.3	118.5	—
General and administrative	117.9	(0.5)	24.2	46.5	51.0	(3.3)
Production and other taxes	52.5	—	25.6	10.1	15.0	1.8
Depreciation, depletion and amortization	159.9	—	63.9	51.2	44.5	0.3
Other operating expenses	—	(3.3)	3.3	—	—	—
Total Operating Expenses	827.7	(331.3)	139.3	146.2	874.7	(1.2)
Net gain (loss) from asset sales	0.2	—	(0.1)	0.3	—	—
Operating Income	366.9	—	145.7	125.9	94.1	1.2
Interest and other income	10.4	(0.6)	4.2	0.9	5.4	0.5
Income from unconsolidated affiliate	3.8	—	—	3.8	—	—
Interest expense	(56.8)	0.6	—	(24.5)	(25.9)	(7.0)
Income taxes	(116.4)	—	(54.7)	(38.2)	(27.5)	4.0
Income (Loss) From Continuing Operations	$207.9	$—	$95.2	$67.9	$46.1	$(1.3)
Identifiable assets of continuing operations	$3,532.8	$—	$768.2	$1,286.6	$1,444.4	$33.6
Goodwill	9.8	—	—	4.2	5.6	—
Investment in unconsolidated affiliate	27.3	—	—	27.3	—	—
Cash capital expenditures	367.7	—	136.2	104.5	121.5	5.5
Accrued capital expenditures	373.9	—	144.3	93.8	127.7	8.1

2010
Revenues
From unaffiliated customers	$1,123.6	$—	$24.6	$197.2	$901.8	$—
From affiliated companies	—	(315.3)	240.2	74.0	1.1	—
Total Revenues	1,123.6	(315.3)	264.8	271.2	902.9	—
Operating expenses
Cost of sales	280.9	(313.7)	—	2.4	592.2	—
Operating and maintenance	175.8	(0.2)	20.2	41.4	114.4	—
General and administrative	108.5	(0.3)	20.5	41.0	49.9	(2.6)
Separation costs	11.5	—	—	—	—	11.5
Production and other taxes	50.6	—	26.8	9.0	14.1	0.7
Depreciation, depletion and amortization	153.4	—	62.1	47.4	43.7	0.2
Other operating expenses	—	(1.1)	1.1	—	—	—
Total Operating Expenses	780.7	(315.3)	130.7	141.2	814.3	9.8
Net gain (loss) from asset sales	0.4	—	(0.4)	0.8	—	—
Operating Income (Loss)	343.3	—	133.7	130.8	88.6	(9.8)
Interest and other income	11.7	(0.8)	3.2	0.4	6.7	2.2
Income from unconsolidated affiliate	3.8	—	—	3.8	—	—
Interest expense	(57.1)	0.8	(0.3)	(28.8)	(26.2)	(2.6)
Income taxes	(109.4)	—	(48.5)	(38.8)	(25.2)	3.1
Income (Loss) From Continuing Operations	$192.3	$—	$88.1	$67.4	$43.9	$(7.1)
Identifiable assets of continuing operations	$3,373.6	$—	$667.1	$1,246.9	$1,406.8	$52.8
Goodwill	9.8	—	—	4.2	5.6	—
Investment in unconsolidated affiliate	27.9	—	—	27.9	—	—
Cash capital expenditures	320.3	—	90.6	121.0	108.6	0.1
Accrued capital expenditures	330.4	—	94.1	125.0	110.9	0.4

2009
Revenues
From unaffiliated customers	$1,109.9	$—	$17.8	$173.2	$918.9	$—
From affiliated companies	—	(298.3)	225.1	72.2	1.0	—
Total Revenues	1,109.9	(298.3)	242.9	245.4	919.9	—
Operating expenses
Cost of sales	331.4	(296.8)	—	1.6	626.6	—
Operating and maintenance	167.6	(0.1)	21.2	40.1	106.4	—
General and administrative	93.4	(0.4)	17.0	36.1	42.9	(2.2)
Production and other taxes	42.4	—	20.0	8.6	13.3	0.5
Depreciation, depletion and amortization	147.1	—	58.8	44.3	43.8	0.2
Other operating expenses	—	(1.0)	1.0	—	—	—
Total Operating Expenses	781.9	(298.3)	118.0	130.7	833.0	(1.5)
Net gain (loss) from asset sales	0.2	—	(0.3)	0.5	—	—
Operating Income	328.2	—	124.6	115.2	86.9	1.5
Interest and other income	12.5	(0.9)	3.2	2.5	7.6	0.1
Income from unconsolidated affiliate	3.8	—	—	3.8	—	—
Interest expense	(59.6)	0.9	(0.9)	(29.5)	(28.5)	(1.6)
Income taxes	(104.4)	—	(46.2)	(33.8)	(24.4)	—
Income From Continuing Operations	$180.5	$—	$80.7	$58.2	$41.6	$—
Identifiable assets of continuing operations	$3,189.7	$—	$621.5	$1,165.4	$1,335.2	$67.6
Goodwill	9.8	—	—	4.2	5.6	—
Investment in unconsolidated affiliate	28.1	—	—	28.1	—	—
Cash capital expenditures	299.8	—	116.2	100.8	82.6	0.2
Accrued capital expenditures	292.4	—	110.1	94.5	87.6	0.2
Note 14 - Related-Party Transactions

Questar Pipeline
Questar Pipeline receives a substantial portion of its revenues from Questar Gas. Revenues received from Questar Gas were $74.1 million in 2011, $73.9 million in 2010 and $72.1 million in 2009.

In 2011, 2010 and 2009 Questar Gas provided technical and communication services to Questar Pipeline. In 2010 and 2009 Questar Gas also provided administrative, accounting, legal, data-processing and regulatory support to Questar Pipeline. Questar Gas provided these services at its cost of $9.6 million in 2011, $20.2 million in 2010 and $20.4 million in 2009. The majority of these costs are allocated and included in operating expenses. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar performs certain administrative functions for Questar Pipeline. The company was charged for its allocated portion of these services that totaled $22.2 million in 2011, $7.0 million in 2010 and $4.1 million in 2009. These costs are included in operating expenses and are allocated based on each affiliate's proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

Questar Pipeline has a lease with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $0.9 million in 2011 and $0.8 million in 2010 and 2009. The lease term ends on April 30, 2012, and payments through that date will be $0.3 million.

Questar Pipeline borrowed cash from Questar and incurred interest expense of $0.1 million in 2011. Questar Pipeline loaned excess funds to Questar and earned interest income of $0.1 million in 2011, $0.3 million in 2010 and $0.5 million in 2009.

Questar Gas
In 2011, 2010 and 2009 Questar Gas provided technical and communication services to affiliates. In 2010 and 2009 Questar

Gas also provided administrative, accounting, legal, data-processing and regulatory support to affiliates. Questar Gas provided these services at its cost and charged $14.0 million in 2011, $25.9 million in 2010 and $25.6 million in 2009. The majority of these costs are allocated. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas has reserved transportation capacity on Questar Pipeline for 881 Mdth per day. Questar Gas periodically releases excess capacity and receives a credit from Questar Pipeline for the released capacity revenues and a portion of Questar Pipeline's interruptible transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $73.7 million in 2011, $73.5 million in 2010 and $71.8 million in 2009, which included demand charges. The costs of these services were included in cost of natural gas sold.

Under the terms of the Wexpro Agreement, Questar Gas receives a portion of Wexpro's income from oil operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $3.3 million in 2011, $1.1 million in 2010 and $1.0 million in 2009. The amounts that Questar Gas paid Wexpro for the operation of cost-of-service gas properties were $253.4 million in 2011, $240.0 million in 2010 and $225.0 million in 2009. Questar Gas reports these amounts in cost of natural gas sold.

Questar Gas has a lease with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $1.1 million in 2011 and $2.5 million in 2010 and 2009. The lease term ends on April 30, 2012, and payments through that date will be $0.4 million.

Questar charged Questar Gas for certain administrative functions amounting to $46.9 million in 2011, $13.2 million in 2010 and $8.4 million in 2009. These costs are included in operating expenses and are allocated based on each affiliated company's proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Gas borrowed cash from Questar and incurred interest expense of $0.3 million in 2011, $0.4 million in 2010 and $0.3 million in 2009. Questar Gas loaned excess funds to Questar and earned interest income of $0.1 million in 2009.

Note 15 - Discontinued Operations

QEP operations are reflected as discontinued operations in this Annual Report on Form 10-K and summarized below:

	Year Ended December 31,
	2011	2010	2009
	(in millions, except per-share amounts)
Revenues	$—	$1,109.8	$1,972.5
Operating income	—	270.5	585.5

Discontinued operations, net of income taxes of zero in 2011, $86.3 million in 2010 and $117.6 million in 2009	—	148.2	215.4
Discontinued operations, noncontrolling interest	—	(1.3)	(2.6)
Total discontinued operations, net of income taxes	$—	$146.9	$212.8
Earnings Per Common Share Attributable To Questar
Basic from discontinued operations	$—	$0.84	$1.23
Diluted from discontinued operations	—	0.83	1.21

Note 16 - Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per-share amounts)
2011
Revenues	$470.0	$222.9	$146.7	$354.8	$1,194.4
Operating income	122.8	73.7	63.8	106.6	366.9
Income from continuing operations	69.9	40.3	36.1	61.6	207.9
Net income attributable to Questar	69.9	40.3	36.1	61.6	207.9
Per-share information attributable to Questar
Basic EPS from continuing operations	$0.40	$0.22	$0.21	$0.34	$1.17
Basic EPS attributable to Questar	0.40	0.22	0.21	0.34	1.17
Diluted EPS from continuing operations	0.39	0.22	0.20	0.34	1.16
Diluted EPS attributable to Questar	0.39	0.22	0.20	0.34	1.16

2010
Revenues	$414.6	$201.1	$145.2	$362.7	$1,123.6
Operating income	124.8	56.3	54.4	107.8	343.3
Income from continuing operations	72.2	28.7	27.7	63.7	192.3
Discontinued operations, net of income taxes	78.1	68.8	—	—	146.9
Net income attributable to Questar	150.3	97.5	27.7	63.7	339.2
Per-share information attributable to Questar
Basic EPS from continuing operations	$0.41	$0.17	$0.15	$0.36	$1.09
Basic EPS attributable to Questar	0.86	0.56	0.15	0.36	1.93
Diluted EPS from continuing operations	0.41	0.16	0.15	0.36	1.08
Diluted EPS attributable to Questar	0.85	0.55	0.15	0.36	1.91

Note 17 - Supplemental Gas and Oil Information (Unaudited)

The Company is making the following supplemental disclosures of gas and oil producing activities, in accordance with accounting standards for extractive activities - oil and gas and SEC Regulation S-X.

The Company uses the successful efforts accounting method for its cost-of-service gas and oil properties.

Cost-of-Service Activities
The following information is provided with respect to cost-of-service gas and oil properties managed and developed by Wexpro and governed by the Wexpro Agreement. Information on the standardized measure of future net cash flows has not been included for cost-of-service activities because the operations of and return on investment for such properties are regulated by the Wexpro Agreement.

Capitalized Costs of Cost-of-Service Activities
Capitalized costs of cost-of-service gas and oil properties net of the related accumulated depreciation, depletion and amortization are shown below:

	December 31,
	2011	2010
	(in millions)
Wexpro	$708.6	$621.3
Questar Gas	8.5	9.4
Total capitalized costs of cost-of-service activities	$717.1	$630.7

Costs Incurred for Cost-of-Service Activities
Total costs incurred by Wexpro for cost-of-service gas and oil-producing activities were $149.1 million in 2011, $87.0 million in 2010 and $113.2 million in 2009. The costs incurred to develop proved undeveloped reserves were $69.7 million in 2011, $8.5 million in 2010 and $27.7 million in 2009.

Results of Operations for Cost-of-Service Activities
Following are the results of operations for cost-of-service gas- and oil-producing activities, before corporate overhead and interest expenses:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Revenues
From unaffiliated customers	$31.5	$24.6	$17.8
From affiliated company(1)	253.6	240.2	225.1
Total revenues	285.1	264.8	242.9
Production costs	51.2	48.1	42.1
Depreciation, depletion and amortization	63.9	62.1	58.8
Total expenses	115.1	110.2	100.9
Revenues less expenses	170.0	154.6	142.0
Income taxes	(62.0)	(54.9)	(51.7)
Results of operations for cost-of-service gas- and oil-producing activities excluding corporate overhead and interest expenses	$108.0	$99.7	$90.3

(1) Primarily represents revenues received from Questar Gas pursuant to the Wexpro Agreement. Revenues include reimbursement of general and administrative expenses amounting to $23.5 million in 2011, $19.8 million in 2010 and $16.7 million in 2009.

Estimated Quantities of Cost-of-Service Proved Gas and Oil Reserves
Estimates of cost-of-service proved gas and oil reserves have been prepared in accordance with professional engineering standards and the Company's established internal controls. The estimates were prepared by Wexpro's reservoir engineers, individuals who possess professional qualifications and demonstrated competency in reserves estimation and evaluation. Because gas reserves managed, developed and produced by Wexpro are delivered to Questar Gas at cost-of-service, SEC guidelines with respect to standard economic assumptions are not applicable. The SEC acknowledges this potential circumstance and provides that companies may give appropriate recognition to differences arising because of the effect of the rate-making process. Accordingly, in the rare cases where differences arise because of the effect of the rate-making process, Wexpro uses a minimum-producing rate or maximum well-life limit to determine the ultimate quantity of reserves attributable to each well.

Wexpro has limited proved undeveloped reserves to acreage in areas directly offsetting a proved developed well. The Company annually reviews all proved undeveloped reserves to ensure an appropriate plan for development exists. All proved undeveloped reserves are converted to proved developed reserves within five years of the proved undeveloped reserve booking. At December, 2011, all of the Company's proved undeveloped reserves were scheduled to be developed within five years from the date such locations were initially disclosed as proved undeveloped reserves. In 2011, Wexpro converted 19% of total 2010 year-end proved undeveloped reserves to developed status.

Revisions of prior estimates reflect the addition of new proved undeveloped reserves associated with current development plans, revisions to prior proved undeveloped reserves, revisions to infill drilling development plans, as well as the transfer of proved undeveloped reserves to unproved reserve categories due to changes in development plans during 2011. These proved undeveloped reserve changes reflect the ongoing evaluation of Wexpro's asset portfolio and alignment with current-year changes to development plans. The Company's year-end development plans are consistent with SEC guidelines for proved undeveloped reserve development within five years.

In establishing reserves, the SEC allows the use of techniques that have been field tested and demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. In general, the Company uses numerous data elements and analysis techniques in the estimation of proved reserves. These data elements and techniques include, but are not limited to, production tests, well performance data, decline curve analysis, wireline logs, core data, pressure transient analysis, seismic data and interpretation, and material balance calculations. Although the Company utilizes these reliable technologies, no reserves were recorded more than one location away from production, from increasing recovery factor estimates, or from extending down-dip reservoir limits associated with the use of reliable technology.

Wexpro's estimates of proved reserves at December 31, 2011, were made by the Company's engineers and are the responsibility of management. The Company requires that reserve estimates be made by qualified reserves estimators (QREs), as defined by the Society of Petroleum Engineers' standards. The QREs interact with engineering, land and geoscience personnel to obtain the necessary data for projecting future production, costs, net revenues and ultimate recoverable reserves. Management approves the QREs' reserve estimates annually. All QREs receive ongoing education on the fundamentals of SEC reserves reporting through internal and external training over the policies for estimating and recording reserves in compliance with applicable SEC definitions and guidance.

Estimated quantities of cost-of-service proved gas and oil reserves are set forth below:

	Natural Gas	Oil and NGL	Natural Gas Equivalents
	(Bcf)	(MMbbl)	(Bcfe)
Proved Reserves
Balance at December 31, 2008	646.9	4.5	673.9
Revisions - previous estimates	(27.3)	(0.2)	(28.3)
Extensions and discoveries	78.0	0.6	81.4
Production	(48.2)	(0.4)	(50.7)
Balance at December 31, 2009	649.4	4.5	676.3
Revisions - previous estimates	(202.3)	(1.3)	(210.1)
Extensions and discoveries	341.5	2.1	354.2
Production	(50.2)	(0.4)	(52.9)
Balance at December 31, 2010	738.4	4.9	767.5
Revisions - previous estimates	(153.9)	(0.3)	(155.5)
Extensions and discoveries	224.7	1.2	232.0
Production	(50.5)	(0.5)	(53.3)
Balance at December 31, 2011	758.7	5.3	790.7

Proved Developed Reserves
Balance at December 31, 2008	471.4	3.1	489.9
Balance at December 31, 2009	477.1	3.1	495.5
Balance at December 31, 2010	463.8	3.2	482.6
Balance at December 31, 2011	491.2	4.4	517.7

Proved Undeveloped Reserves
Balance at December 31, 2008	175.5	1.4	184.0
Balance at December 31, 2009	172.3	1.4	180.8
Balance at December 31, 2010	274.6	1.7	284.9
Balance at December 31, 2011	267.5	0.9	273.0

Financial Statement Schedules:

QUESTAR CORPORATION
Schedule of Valuation and Qualifying Accounts

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2011
Allowance for bad debts	$3.2	$2.4	$(2.4)	$3.2
Year Ended December 31, 2010
Allowance for bad debts	5.4	0.5	(2.7)	3.2
Year Ended December 31, 2009
Allowance for bad debts	5.8	3.4	(3.8)	5.4

QUESTAR PIPELINE COMPANY
Schedule of Valuation and Qualifying Accounts

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2011
Allowance for bad debts	$0.3	$—	$—	$0.3
Year Ended December 31, 2010
Allowance for bad debts	0.3	—	—	0.3
Year Ended December 31, 2009
Allowance for bad debts	0.4	(0.1)	—	0.3

QUESTAR GAS COMPANY
Schedule of Valuation and Qualifying Accounts

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2011
Allowance for bad debts	$2.9	$2.4	$(2.4)	$2.9
Year Ended December 31, 2010
Allowance for bad debts	5.1	0.5	(2.7)	2.9
Year Ended December 31, 2009
Allowance for bad debts	5.4	3.5	(3.8)	5.1

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Questar, Questar Pipeline and Questar Gas have not changed their independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Pipeline and Questar Gas have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based on such evaluation, such officers have concluded that, as of December 31, 2011, Questar's, Questar Pipeline's and Questar Gas's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to each company, including their consolidated subsidiaries, required to be included in the each company's reports filed or submitted under the Exchange Act. The Chief Executive Officers and Chief Financial Officer of Questar, Questar Pipeline and Questar Gas also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by each company in the reports that it files or submits under the Exchange Act is accumulated and communicated to each company's management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in the Questar's, Questar Pipeline's and Questar Gas's internal controls over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Assessment of Internal Control Over Financial Reporting
Questar's, Questar Pipeline's and Questar Gas's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e). Questar's, Questar Pipeline's and Questar Gas's management assessed the effectiveness of the each company's internal control over financial reporting as of December 31, 2011. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework were used to make this assessment. We believe that Questar's, Questar Pipeline's and Questar Gas's internal control over financial reporting as of December 31, 2011, is effective based on those criteria.

The effectiveness of Questar's internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Questar Corporation

We have audited Questar Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Questar Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Questar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Questar Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011 of Questar Corporation and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Salt Lake City, Utah
February 24, 2012

ITEM 9B.  OTHER INFORMATION.

There is no information to report in Item 9B.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information requested in Item 10 concerning Questar's directors is presented in the Company's definitive Proxy Statement under the section entitled "Election of Directors" and is incorporated herein by reference. A definitive Proxy Statement for Questar's 2012 annual meeting will be filed with the Securities and Exchange Commission on or about March 29, 2012.

Information about the Company's executive officers can be found in Item 1 of Part I of this Annual Report.

Information concerning compliance with Section 16(a) of the Exchange Act is presented in the definitive Proxy Statement for Questar's 2012 annual meeting under the section entitled "Section 16(a) Compliance" and is incorporated herein by reference.

The Company has a Business Ethics and Compliance Policy (Ethics Policy) that applies to all of its directors, officers (including its Chief Executive Officer and Chief Financial Officer) and employees. Questar has posted the Ethics Policy on its internet site, www.questar.com. Any waiver of the Ethics Policy for executive officers must be approved only by the Company's Board of Directors. Questar will post on its internet site any amendments to or waivers of the Ethics Policy that apply to executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to Item 11 will be set forth under the caption "Executive Compensation" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information requested in Item 12 for certain beneficial owners is presented in Questar's definitive Proxy Statement for the Company's 2012 annual meeting under the section entitled "Security Ownership, Principal Holders" and is incorporated herein by reference. Similar information concerning the securities ownership of directors and executive officers is presented in the definitive Proxy Statement for the Company's 2012 annual meeting under the section entitled "Security Ownership, Directors and Executive Officers" and is incorporated herein by reference.

Finally, information concerning securities authorized for issuance under the Company's equity compensation plans as of December 31, 2011, is presented in the definitive Proxy Statement for the Company's 2012 Annual Meeting of Shareholders under the section entitled "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information requested in Item 13 for related transactions involving the Company's directors and executive officers is presented in the definitive Proxy Statement for Questar's 2012 Annual Meeting of Shareholders under the section entitled “Certain Relationships and Related-Person Transactions.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information requested in Item 14 for principal accountant fees and services for Questar is presented in the definitive Proxy Statement for Questar's 2012 Annual Meeting of Shareholders under the section entitled "Finance and Audit Committee Report" and is incorporated herein by reference. Questar's total accounting fees and services for 2011 were $1.0 million of which $0.4 million related to Questar Pipeline and $0.3 million related to Questar Gas.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) and (c) Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8 of this report.

(b) Exhibits. The following is a list of exhibits required to be filed as a part of this report in Item 15(b).

Exhibit No.	Description

EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS

Questar Corporation
3.1*	Amended and Restated Articles of Incorporation of Questar Corporation. (Exhibit No. 3.1 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

3.2*	Amended and Restated Bylaws of Questar Corporation (Exhibit No. 3.2 to Questar Corporation's Annual Report on Form 10-K for the period ended December 31, 2010).

Questar Pipeline Company
3.3*	Restated Articles of Incorporation of Questar Pipeline Company dated November 17, 1995 (Exhibit No. 3. to Questar Pipeline Company's Annual Report on Form 10-K for the year ended December 31, 1995).

3.4*	Bylaws of Questar Pipeline Company (Exhibit 3.2 to Questar Pipeline Company's Current Report on Form 8-K filed December 5, 2011).

Questar Gas Company
3.5*	Restated Consolidated Articles of Incorporation of Mountain Fuel Supply Company dated August 15, 1980 (Exhibit No. 4(a) to Registration Statement No. 2-70087 filed December 1, 1980).

3.6*	Certificate of Amendment to Restated Consolidated Articles of Incorporation dated May 13, 1982. (Exhibit No. 3(b) to Form 10-K Annual Report for 1982.)

3.7*	Certificate of Amendment to Restated Consolidated Articles of Incorporation dated May 10, 1983. (Included in Exhibit No. 4.1. to Registration Statement No. 2-84713, filed June 23, 1983.)

3.8*
Certificate of Amendment to Restated Consolidated Articles of Incorporation dated August 16, 1983. (Exhibit No. 3(a) to Form 8 Report amending the Company's Form 10-Q Report for quarter ended September 30, 1983.)

3.9*	Certificate of Amendment to Restated Consolidated Articles of Incorporation dated October 26, 1984. (Exhibit No. 3.5. to Form 10-K Annual Report for 1984.)

3.10*	Certificate of Amendment to Restated Consolidated Articles of Incorporation dated May 13, 1985. (Exhibit No. 3.1. to Form 10-Q Report for quarter ended June 30, 1985.)

3.11*	Articles of Amendment to Restated Consolidated Articles of Incorporation dated February 10, 1988. (Exhibit No. 3.7. to Form 10-K Annual Report for 1987.)

3.12*
Articles of Amendment to the Restated Consolidated Articles of Incorporation of Mountain Fuel Supply Company (Exhibit No. 3.7 to Questar Gas Company's Current Report on Form 8-K filed January 9, 1998).

3.13*	Bylaws of Questar Gas Company (Exhibit 3.9 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 2007).

EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Questar Corporation

4.1*	Amendment to Multi-Year Revolving Credit Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed September 7, 2011).

4.2*	Questar Dividend Reinvestment and Stock Purchase Plan (Exhibit No. 4.1 to Questar Corporation's Registration Statement on Form S-3 (Registration No. 333-175924) filed August 1, 2011).

4.3*
Indenture dated as of December 14, 2010, between Questar Corporation and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1 to Questar Corporation's Current Report on Form 8-K filed December 14, 2010).

4.4*
Officer's Certificate, dated as of December 14, 2010, relating to Questar Corporation's 2.75% Senior Notes due 2016 (including the form of notes) (Exhibit 4.1 to Questar Corporation's Current Report on Form 8-K filed December 14, 2010).

Questar Pipeline Company

4.5*
Indenture dated as of August 17, 1998 between Questar Pipeline Company and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01 of the Questar Pipeline Company's Registration Statement on Form S-3 (Registration No. 333-61621) filed August 17, 1998).

4.6*
Officers' Certificate, dated as of December 6, 2011, relating to Questar Pipeline Company's 4.875% Senior Notes due 2041 (including the form of notes) (Exhibit 4.1 to Questar Pipeline Company's Current Report on Form 8-K filed December 6, 2011).

4.7*
Form of Officers' Certificate dated as of September 15, 2009, relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 4.2 to Questar Pipeline Company's Current Report on Form 8-K/A filed September 29, 2009).

4.8*	Form of Note relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 4.1 to Questar Pipeline Company's Current Report on Form 8-K filed September 21, 2009).

4.9*
Form of Officers' Certificate, dated as of January 15, 2008, relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 99.4 to Questar Pipeline Company's Current Report on Form 8-K filed January 11, 2008).

4.10*	Form of Note relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 99.3 to Questar Pipeline Company's Current Report on Form 8-K filed January 11, 2008).

Questar Gas Company

4.11*
Indenture dated as of May 1, 1992 between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01 of Questar Gas Company's Registration Statement on Form S-3/A (Registration No. 333-69210 filed September 10, 2001).

4.12*	Form of Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.1 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.13*	Form of Officers' Certificate, relating to Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.2 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.14*	Form of Questar Gas Company's 7.20% Notes due 2038 (Exhibit 4.3 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008)

4.15*	Form of Officers' Certificate, relating to Questar Gas Company's 7.20% Notes due 2038 (Exhibit 4.4 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

The total amount of securities of each registrant authorized under any instrument with respect to long-term debt not filed as an exhibit hereto does not exceed 10% of the total assets of such registrant and its subsidiaries on a consolidated basis. Each registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to the Securities and Exchange Commission.

EXHIBIT 10 - MATERIAL CONTRACTS

Questar Corporation

10.1*[1]
Questar Corporation Annual Management Incentive Plan, as amended and restated effective January 1, 2010 (Exhibit 10.2 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2010).

10.2*[1]	Questar Corporation Form of Performance Share Award Agreement effective February 18, 2011 (Exhibit 99.1 to Questar Corporation's Current Report on Form 8-K filed February 25, 2011).

10.3*[1]	Questar Corporation Long-term Stock Incentive Plan. (Exhibit No. 10.4 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

10.4*[1]	First Amendment of Questar Corporation Long-term Stock Incentive Plan. (Exhibit 10.5 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

10.5*[1]
Questar Corporation Executive Severance Compensation Plan, as amended and restated effective October 26, 2010 (Exhibit No. 10.5 to Questar Corporation's Current Report on Form 8-K filed November 1, 2010).

10.6*[1]	Questar Corporation Deferred Compensation Plan for Directors, as amended and restated June 12, 2010 (Exhibit 10.7 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.7*[1]
Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005, adopted August 7, 2007 (Exhibit 10.7 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2007).

10.8**[1]
Form of Individual Indemnification Agreement between Questar Corporation and Directors (Originally filed as Exhibit No. 10.11 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 and re-filed in electronic form herewith).

10.9*[1]	Questar Corporation Deferred Compensation Wrap Plan, dated as of October 28, 2008 (Exhibit No. 10.24 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).

10.10*[1]	First Amendment to Questar Corporation Deferred Compensation Wrap Plan, dated as of June 12, 2010 (Exhibit 10.14 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.11*[1]
Questar Corporation Long-Term Cash Incentive Plan, as amended and restated effective October 28, 2008 (Exhibit No. 10.14 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).

10.12*
Separation and Distribution Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit No. 2.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.13*[1]
Employee Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.14*	Tax Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.2 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.15*
Transition Services Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.3 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.16*
Multi-Year Revolving Credit Agreement, dated as of June 30, 2010, among Questar Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, Barclays Capital and Deutsche Bank Trust Company Americas, as syndication agents, and the lenders party thereto (Exhibit 10.1 to Questar Corporation's Current Report on Form 8-K filed July 1, 2010).

10.17*
First Amendment, dated as of September 2, 2011, to Multi-Year Revolving Credit Agreement, dated as of June 30, 2010, among Questar Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, Barclays Capital and Deutsche Bank Trust Company Americas, as syndication agents, and the lenders party thereto (Exhibit 10.1 to Questar Corporation's Current Report on Form 8-K/A filed December 14, 2011).

10.18*[1]
Questar Corporation Form of Restricted Stock Units Agreement for restricted stock units granted to Mr. Keith O. Rattie. (Exhibit No. 10.2 to Questar Corporation's Current Report on Form 8-K filed June 28, 2010).

10.19*[1]	Questar Corporation Annual Management Incentive Plan II, as amended and restated on January 1, 2010 (Exhibit 10.24 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.20*[1]	First Amendment of Questar Corporation Annual Management Incentive Plan II, effective June 12, 2010 (Exhibit 10.25 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.21*[1]	Terms and Condition of Restricted Stock for shares granted to officers (Exhibit No. 99.2 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.22*[1]	Form of Restricted Stock Agreement dated February 10, 2009, for shares granted to non-employee directors (Exhibit No. 99.3 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.23*[1]	Form of Phantom Stock Agreement for shares granted to non-employee directors (Exhibit No. 99.4 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.24*[1]	Form of Option Agreement (Exhibit No. 99.6 to a Current Report on Form 8-K filed February 17, 2009).

Questar Gas Company

10.25**
Stipulation and Agreement, dated October 14, 1981, among Questar Gas Company (f/k/a Mountain Fuel Supply Company); Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Originally filed as Exhibit 10(a) to Mountain Fuel Supply Company's Annual Report on Form 10-K for 1981 and re-filed in electronic form herewith).

10.26*
Gas Gathering Agreement between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Questar Pipeline Company effective September 1, 1993 (Exhibit No. 10.11 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.27*
Amendment to Gas Gathering Agreement between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Questar Gas Management Company effective September 1, 1997 (Exhibit No. 10.12 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 1997).

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1	Questar Corporation ratio of earnings to fixed charges.

Questar Pipeline Company

12.2	Questar Pipeline Company ratio of earnings to fixed charges.

Questar Gas Company
12.3	Questar Gas Company ratio of earnings to fixed charges.

EXHIBIT 14 - CODE OF ETHICS

Questar Corporation

14.1	Business Ethics Policy.

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Questar Corporation
21.1	Questar Subsidiary Information.

Questar Pipeline Company

21.2	Questar Pipeline Subsidiary Information.

EXHIBIT 23 - CONSENTS OF EXPERTS AND COUNSEL

Questar Corporation

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Qualifications and report of Reservoir Engineers and Geologists.

Questar Pipeline Company
23.3	Consent of Independent Registered Public Accounting Firm.

EXHIBIT 24 - POWER OF ATTORNEY

Questar Corporation

24.1	Power of Attorney.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company
31.3	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.5	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

32.5	Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE

Questar Corporation

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.
** Filed herewith.
[1] Each exhibit so marked is a management contract or compensation plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2012.

QUESTAR CORPORATION QUESTAR PIPELINE COMPANY QUESTAR GAS COMPANY (Registrants)

By:	/s/Ronald W. Jibson
Ronald W. Jibson, President, Chief Executive Officer and Director Questar and Questar Gas Chairman of the Board, Questar Pipeline

By:	/s/R. Allan Bradley
R. Allan Bradley President, Chief Executive Officer and Director Questar Pipeline

By:	/s/Kevin W. Hadlock
Kevin W. Hadlock Executive Vice President and Chief Financial Officer Principal Financial and Accounting Officer Questar, Questar Pipeline and Questar Gas Director, Questar Pipeline and Questar Gas

By:	/s/Craig C. Wagstaff
Craig C. Wagstaff Director, Questar Gas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Questar Corporation and in the capacities and on the date indicated.

*Teresa Beck	Director
*R. D. Cash	Director
*Laurence M. Downes	Director
*Gary G. Michael	Director
*Keith O. Rattie	Chairman of the Board
*Harris H. Simmons	Director
*Bruce A. Williamson	Director

February 24, 2012	*/s/Ronald W. Jibson
Ronald W. Jibson, Attorney in Fact

EXHIBIT INDEX

Exhibit No.	Description

EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS

Questar Corporation
3.1*	Amended and Restated Articles of Incorporation of Questar Corporation. (Exhibit No. 3.1 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

3.2*	Amended and Restated Bylaws of Questar Corporation (Exhibit No. 3.2 to Questar Corporation's Annual Report on Form 10-K for the period ended December 31, 2010).

Questar Pipeline Company
3.3*	Restated Articles of Incorporation of Questar Pipeline Company dated November 17, 1995 (Exhibit No. 3. to Questar Pipeline Company's Annual Report on Form 10-K for the year ended December 31, 1995).

3.4*	Bylaws of Questar Pipeline Company (Exhibit 3.2 to Questar Pipeline Company's Current Report on Form 8-K filed December 5, 2011).

Questar Gas Company
3.5*	Restated Consolidated Articles of Incorporation of Mountain Fuel Supply Company dated August 15, 1980 (Exhibit No. 4(a) to Registration Statement No. 2-70087 filed December 1, 1980).

3.6*	Certificate of Amendment to Restated Consolidated Articles of Incorporation dated May 13, 1982. (Exhibit No. 3(b) to Form 10-K Annual Report for 1982.)

3.7*	Certificate of Amendment to Restated Consolidated Articles of Incorporation dated May 10, 1983. (Included in Exhibit No. 4.1. to Registration Statement No. 2-84713, filed June 23, 1983.)

3.8*
Certificate of Amendment to Restated Consolidated Articles of Incorporation dated August 16, 1983. (Exhibit No. 3(a) to Form 8 Report amending the Company's Form 10-Q Report for quarter ended September 30, 1983.)

3.9*	Certificate of Amendment to Restated Consolidated Articles of Incorporation dated October 26, 1984. (Exhibit No. 3.5. to Form 10-K Annual Report for 1984.)

3.10*	Certificate of Amendment to Restated Consolidated Articles of Incorporation dated May 13, 1985. (Exhibit No. 3.1. to Form 10-Q Report for quarter ended June 30, 1985.)

3.11*	Articles of Amendment to Restated Consolidated Articles of Incorporation dated February 10, 1988. (Exhibit No. 3.7. to Form 10-K Annual Report for 1987.)

3.12*
Articles of Amendment to the Restated Consolidated Articles of Incorporation of Mountain Fuel Supply Company (Exhibit No. 3.7 to Questar Gas Company's Current Report on Form 8-K filed January 9, 1998).

3.13*	Bylaws of Questar Gas Company (Exhibit 3.9 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 2007).

EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Questar Corporation

4.1*	Amendment to Multi-Year Revolving Credit Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed September 7, 2011).

4.2*	Questar Dividend Reinvestment and Stock Purchase Plan (Exhibit No. 4.1 to Questar Corporation's Registration Statement on Form S-3 (Registration No. 333-175924) filed August 1, 2011).

4.3*
Indenture dated as of December 14, 2010, between Questar Corporation and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1 to Questar Corporation's Current Report on Form 8-K filed December 14, 2010).

4.4*
Officer's Certificate, dated as of December 14, 2010, relating to Questar Corporation's 2.75% Senior Notes due 2016 (including the form of notes) (Exhibit 4.1 to Questar Corporation's Current Report on Form 8-K filed December 14, 2010).

Questar Pipeline Company

4.5*
Indenture dated as of August 17, 1998 between Questar Pipeline Company and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01 of the Questar Pipeline Company's Registration Statement on Form S-3 (Registration No. 333-61621) filed August 17, 1998).

4.6*
Officers' Certificate, dated as of December 6, 2011, relating to Questar Pipeline Company's 4.875% Senior Notes due 2041 (including the form of notes) (Exhibit 4.1 to Questar Pipeline Company's Current Report on Form 8-K filed December 6, 2011).

4.7*
Form of Officers' Certificate dated as of September 15, 2009, relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 4.2 to Questar Pipeline Company's Current Report on Form 8-K/A filed September 29, 2009).

4.8*	Form of Note relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 4.1 to Questar Pipeline Company's Current Report on Form 8-K filed September 21, 2009).

4.9*
Form of Officers' Certificate, dated as of January 15, 2008, relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 99.4 to Questar Pipeline Company's Current Report on Form 8-K filed January 11, 2008).

4.10*	Form of Note relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 99.3 to Questar Pipeline Company's Current Report on Form 8-K filed January 11, 2008).

Questar Gas Company

4.11*
Indenture dated as of May 1, 1992 between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01 of Questar Gas Company's Registration Statement on Form S-3/A (Registration No. 333-69210 filed September 10, 2001).

4.12*	Form of Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.1 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.13*	Form of Officers' Certificate, relating to Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.2 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.14*	Form of Questar Gas Company's 7.20% Notes due 2038 (Exhibit 4.3 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008)

4.15*	Form of Officers' Certificate, relating to Questar Gas Company's 7.20% Notes due 2038 (Exhibit 4.4 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

The total amount of securities of each registrant authorized under any instrument with respect to long-term debt not filed as an exhibit hereto does not exceed 10% of the total assets of such registrant and its subsidiaries on a consolidated basis. Each registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to the Securities and Exchange Commission.

EXHIBIT 10 - MATERIAL CONTRACTS

Questar Corporation

10.1*[1]
Questar Corporation Annual Management Incentive Plan, as amended and restated effective January 1, 2010 (Exhibit 10.2 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2010).

10.2*[1]	Questar Corporation Form of Performance Share Award Agreement effective February 18, 2011 (Exhibit 99.1 to Questar Corporation's Current Report on Form 8-K filed February 25, 2011).

10.3*[1]	Questar Corporation Long-term Stock Incentive Plan. (Exhibit No. 10.4 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

10.4*[1]	First Amendment of Questar Corporation Long-term Stock Incentive Plan. (Exhibit 10.5 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

10.5*[1]
Questar Corporation Executive Severance Compensation Plan, as amended and restated effective October 26, 2010 (Exhibit No. 10.5 to Questar Corporation's Current Report on Form 8-K filed November 1, 2010).

10.6*[1]	Questar Corporation Deferred Compensation Plan for Directors, as amended and restated June 12, 2010 (Exhibit 10.7 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.7*[1]
Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005, adopted August 7, 2007 (Exhibit 10.7 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2007).

10.8**[1]
Form of Individual Indemnification Agreement between Questar Corporation and Directors (Originally filed as Exhibit No. 10.11 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 and re-filed in electronic form herewith).

10.9*[1]	Questar Corporation Deferred Compensation Wrap Plan, dated as of October 28, 2008 (Exhibit No. 10.24 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).

10.10*[1]	First Amendment to Questar Corporation Deferred Compensation Wrap Plan, dated as of June 12, 2010 (Exhibit 10.14 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.11*[1]
Questar Corporation Long-Term Cash Incentive Plan, as amended and restated effective October 28, 2008 (Exhibit No. 10.14 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).

10.12*
Separation and Distribution Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit No. 2.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.13*[1]
Employee Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.14*	Tax Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.2 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.15*
Transition Services Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.3 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.16*
Multi-Year Revolving Credit Agreement, dated as of June 30, 2010, among Questar Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, Barclays Capital and Deutsche Bank Trust Company Americas, as syndication agents, and the lenders party thereto (Exhibit 10.1 to Questar Corporation's Current Report on Form 8-K filed July 1, 2010).

10.17*
First Amendment, dated as of September 2, 2011, to Multi-Year Revolving Credit Agreement, dated as of June 30, 2010, among Questar Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, Barclays Capital and Deutsche Bank Trust Company Americas, as syndication agents, and the lenders party thereto (Exhibit 10.1 to Questar Corporation's Current Report on Form 8-K/A filed December 14, 2011).

10.18*[1]
Questar Corporation Form of Restricted Stock Units Agreement for restricted stock units granted to Mr. Keith O. Rattie. (Exhibit No. 10.2 to Questar Corporation's Current Report on Form 8-K filed June 28, 2010).

10.19*[1]	Questar Corporation Annual Management Incentive Plan II, as amended and restated on January 1, 2010 (Exhibit 10.24 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.20*[1]	First Amendment of Questar Corporation Annual Management Incentive Plan II, effective June 12, 2010 (Exhibit 10.25 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.21*[1]	Terms and Condition of Restricted Stock for shares granted to officers (Exhibit No. 99.2 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.22*[1]	Form of Restricted Stock Agreement dated February 10, 2009, for shares granted to non-employee directors (Exhibit No. 99.3 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.23*[1]	Form of Phantom Stock Agreement for shares granted to non-employee directors (Exhibit No. 99.4 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.24*[1]	Form of Option Agreement (Exhibit No. 99.6 to a Current Report on Form 8-K filed February 17, 2009).

Questar Gas Company

10.25**
Stipulation and Agreement, dated October 14, 1981, among Questar Gas Company (f/k/a Mountain Fuel Supply Company); Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Originally filed as Exhibit 10(a) to Mountain Fuel Supply Company's Annual Report on Form 10-K for 1981 and re-filed in electronic form herewith).

10.26*
Gas Gathering Agreement between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Questar Pipeline Company effective September 1, 1993 (Exhibit No. 10.11 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.27*
Amendment to Gas Gathering Agreement between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Questar Gas Management Company effective September 1, 1997 (Exhibit No. 10.12 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 1997).

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1	Questar Corporation ratio of earnings to fixed charges.

Questar Pipeline Company

12.2	Questar Pipeline Company ratio of earnings to fixed charges.

Questar Gas Company
12.3	Questar Gas Company ratio of earnings to fixed charges.

EXHIBIT 14 - CODE OF ETHICS

Questar Corporation

14.1	Business Ethics Policy.

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Questar Corporation
21.1	Questar Subsidiary Information.

Questar Pipeline Company

21.2	Questar Pipeline Subsidiary Information.

EXHIBIT 23 - CONSENTS OF EXPERTS AND COUNSEL

Questar Corporation

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Qualifications and report of Reservoir Engineers and Geologists.

Questar Pipeline Company
23.3	Consent of Independent Registered Public Accounting Firm.

EXHIBIT 24 - POWER OF ATTORNEY

Questar Corporation

24.1	Power of Attorney.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company
31.3	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.5	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

32.5	Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE

Questar Corporation

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.
** Filed herewith.
[1] Each exhibit so marked is a management contract or compensation plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.