Form 10-Q
period 2012-03-31
QUESTAR GAS CO; QUESTAR CORP; QUESTAR PIPELINE CO
filed 2012-05-03
CIK 68589, 751652, 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___ to ___

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Commission File Number	(I.R.S. Employer Identification No.)
Questar Corporation	Utah	001-08796	87-0407509
Questar Gas Company	Utah	333-69210	87-0155877
Questar Pipeline Company	Utah	000-14147	87-0307414
333 South State Street, P.O. Box 45433, Salt Lake City, Utah 84145-0433
(Address of principal executive offices)
Registrants' telephone number, including area code (801) 324-5000
Web site http://www.questar.com

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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of April 30, 2012:

Questar Corporation	without par value	178,197,754
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

FILING FORMAT
This Quarterly Report on Form 10-Q is a combined report being filed by three separate registrants: Questar Corporation, Questar Gas Company and Questar Pipeline Company. Questar Gas Company and Questar Pipeline Company are wholly-owned subsidiaries of Questar Corporation. Separate financial statements for Wexpro Company have not been included since Wexpro is not a registrant. See Note 9 to the Accompanying Financial Statements for a summary of operations by line of business.

Part I - Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income, statements of comprehensive income and statements of cash flows, as applicable) for Questar Corporation, Questar Gas Company and Questar Pipeline Company. The Notes Accompanying the Financial Statements are presented on a combined basis for all three registrants. Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 2 is presented by line of business.

Questar 2012 Form 10-Q	2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$366.0	$413.9	$917.6	$955.0
Wexpro	9.2	7.8	32.9	26.2
Questar Pipeline	50.5	48.3	199.6	197.8
Total Revenues	425.7	470.0	1,150.1	1,179.0

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	152.7	209.9	264.3	332.5
Operating and maintenance	56.7	51.4	181.2	175.4
General and administrative	29.1	33.0	114.0	115.3
Separation costs	—	—	—	11.5
Production and other taxes	14.3	13.6	53.2	49.6
Depreciation, depletion and amortization	44.2	39.4	164.7	153.9
Total Operating Expenses	297.0	347.3	777.4	838.2
Net gain from asset sales	2.2	0.1	2.3	0.5
OPERATING INCOME	130.9	122.8	375.0	341.3
Interest and other income	1.4	2.9	8.9	11.8
Income from unconsolidated affiliate	0.9	0.9	3.8	3.7
Interest expense	(14.7)	(16.0)	(55.5)	(58.8)
Income From Continuing Operations Before Income Taxes	118.5	110.6	332.2	298.0
Income taxes	(43.3)	(40.7)	(119.0)	(108.0)
INCOME FROM CONTINUING OPERATIONS	75.2	69.9	213.2	190.0
Discontinued operations, net of income taxes	—	—	—	69.5
Discontinued operations, noncontrolling interest	—	—	—	(0.7)
Total Discontinued Operations, Net Of Income Taxes	—	—	—	68.8
NET INCOME ATTRIBUTABLE TO QUESTAR	$75.2	$69.9	$213.2	$258.8

Earnings Per Common Share Attributable To Questar
Basic from continuing operations	$0.42	$0.40	$1.19	$1.08
Basic from discontinued operations	—	—	—	0.39
Basic total	$0.42	$0.40	$1.19	$1.47
Diluted from continuing operations	$0.42	$0.39	$1.19	$1.06
Diluted from discontinued operations	—	—	—	0.39
Diluted total	$0.42	$0.39	$1.19	$1.45
Weighted-average common shares outstanding
Used in basic calculation	178.2	177.0	177.8	176.2
Used in diluted calculation	179.3	178.5	179.1	178.5
Dividends per common share	$0.1625	$0.1525	$0.63	$0.5625

See notes accompanying the financial statements

Questar 2012 Form 10-Q	3

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)
Net income	$75.2	$69.9	$213.2	$259.5
Other comprehensive income (loss):
Pension and other postretirement benefits	—	—	(159.9)	21.5
Interest rate cash flow hedges	0.1	—	(37.1)	—
Change in unrealized fair value of derivatives - discontinued operations	—	—	—	(437.9)
Income taxes	(0.1)	—	74.9	154.7
Net other comprehensive loss	—	—	(122.1)	(261.7)
COMPREHENSIVE INCOME (LOSS)	75.2	69.9	91.1	(2.2)
Discontinued operations, noncontrolling interest	—	—	—	(0.7)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO QUESTAR	$75.2	$69.9	$91.1	$(2.9)

See notes accompanying the financial statements

Questar 2012 Form 10-Q	4

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Mar. 31, 2012	Mar. 31, 2011	Dec. 31, 2011
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$8.1	$—	$11.6
Accounts receivable, net	129.8	132.3	123.9
Unbilled gas accounts receivable	42.7	62.5	75.4
Gas stored underground	13.0	11.3	40.3
Materials and supplies	31.9	21.2	25.7
Current regulatory assets	26.1	33.4	31.7
Prepaid expenses and other	6.4	6.5	10.7
Deferred income taxes - current	16.2	14.8	16.1
Total Current Assets	274.2	282.0	335.4
Property, Plant and Equipment	5,101.7	4,694.4	4,984.1
Accumulated depreciation, depletion and amortization	(1,926.6)	(1,796.6)	(1,885.7)
Net Property, Plant and Equipment	3,175.1	2,897.8	3,098.4
Investment in unconsolidated affiliate	27.0	27.8	27.3
Noncurrent regulatory assets	20.1	20.6	21.0
Other noncurrent assets	43.4	39.3	50.7
TOTAL ASSETS	$3,539.8	$3,267.5	$3,532.8

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$—	$1.6	$—
Short-term debt	129.0	86.0	219.0
Accounts payable and accrued expenses	180.4	165.1	242.9
Current regulatory liabilities	62.4	38.5	15.4
Current portion of long-term debt and capital lease obligation	132.4	182.0	91.5
Total Current Liabilities	504.2	473.2	568.8
Long-term debt and capital lease obligation, less current portion	992.2	898.5	993.0
Deferred income taxes	540.0	509.0	500.2
Asset retirement obligations	64.1	64.2	63.8
Defined benefit pension plan and other postretirement benefits	290.4	149.3	309.7
Customer contributions-in-aid-of-construction	26.2	45.7	26.6
Regulatory and other noncurrent liabilities	41.7	37.9	37.2

COMMON SHAREHOLDERS' EQUITY
Common stock	516.0	503.7	514.7
Retained earnings	791.1	690.0	744.9
Accumulated other comprehensive (loss)	(226.1)	(104.0)	(226.1)
Total Common Shareholders' Equity	1,081.0	1,089.7	1,033.5
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$3,539.8	$3,267.5	$3,532.8
See notes accompanying the financial statements

Questar 2012 Form 10-Q	5

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended March 31,
	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$75.2	$69.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	46.3	41.8
Deferred income taxes	39.6	31.3
Share-based compensation	2.7	3.5
Net (gain) from asset sales	(2.2)	(0.1)
(Income) from unconsolidated affiliate	(0.9)	(0.9)
Distributions from unconsolidated affiliate and other	1.3	1.0
Changes in operating assets and liabilities	58.7	82.3
NET CASH PROVIDED BY OPERATING ACTIVITIES	220.7	228.8

INVESTING ACTIVITIES
Property, plant and equipment	(104.2)	(76.0)
Cash used in disposition of assets	(0.7)	(0.5)
NET CASH USED IN INVESTING ACTIVITIES	(104.9)	(76.5)

FINANCING ACTIVITIES
Common stock issued	2.8	5.6
Common stock repurchased	(6.6)	(2.3)
Change in short-term debt	(90.0)	(156.0)
Checks outstanding in excess of cash balances	—	1.6
Dividends paid	(29.0)	(27.0)
Tax benefits from share-based compensation	3.5	4.0
NET CASH USED IN FINANCING ACTIVITIES	(119.3)	(174.1)
Change in cash and cash equivalents	(3.5)	(21.8)
Beginning cash and cash equivalents	11.6	21.8
Ending cash and cash equivalents	$8.1	$—

Supplemental Disclosure of Noncash Investing and Financing Transaction:
During 2012, Questar incurred a capital lease obligation of $40.8 million in connection with a lease agreement on a new headquarters building.

See notes accompanying the financial statements

Questar 2012 Form 10-Q	6

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)
REVENUES
From unaffiliated customers	$366.0	$413.9	$917.6	$955.0
From affiliated company	0.8	0.8	3.3	1.6
Total Revenues	366.8	414.7	920.9	956.6

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	236.2	288.7	593.2	643.9
Operating and maintenance	40.9	37.4	122.0	112.8
General and administrative	11.7	14.6	48.1	53.2
Depreciation and amortization	11.8	10.9	45.4	43.5
Other taxes	4.4	4.3	15.1	14.4
Total Operating Expenses	305.0	355.9	823.8	867.8
OPERATING INCOME	61.8	58.8	97.1	88.8
Interest and other income	1.2	1.6	5.0	6.8
Interest expense	(6.8)	(6.6)	(26.1)	(26.0)
INCOME BEFORE INCOME TAXES	56.2	53.8	76.0	69.6
Income taxes	(21.3)	(20.4)	(28.4)	(25.4)
NET INCOME	$34.9	$33.4	$47.6	$44.2

See notes accompanying the financial statements

Questar 2012 Form 10-Q	7

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	Mar. 31, 2012	Mar. 31, 2011	Dec. 31, 2011
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$4.5	$0.4	$5.0
Accounts receivable, net	86.1	95.9	77.6
Unbilled gas accounts receivable	42.6	62.4	75.2
Accounts receivable from affiliates	11.6	4.3	1.8
Gas stored underground	12.9	10.6	40.3
Materials and supplies	13.9	9.0	12.2
Current regulatory assets	20.8	32.9	26.5
Prepaid expenses and other	1.8	1.9	3.1
Deferred income taxes - current	5.6	4.3	5.6
Total Current Assets	199.8	221.7	247.3
Property, Plant and Equipment	1,958.5	1,833.5	1,927.0
Accumulated depreciation and amortization	(760.0)	(731.9)	(749.6)
Net Property, Plant and Equipment	1,198.5	1,101.6	1,177.4
Noncurrent regulatory assets	14.7	14.4	15.1
Goodwill	5.6	5.6	5.6
Other noncurrent assets	2.4	2.5	2.3
TOTAL ASSETS	$1,421.0	$1,345.8	$1,447.7

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Notes payable to Questar	$66.4	$64.1	$142.7
Accounts payable and accrued expenses	105.6	98.9	112.3
Accounts payable to affiliates	45.4	37.4	41.9
Customer advances	6.7	8.0	25.0
Current regulatory liabilities	60.9	35.3	14.2
Current portion of long-term debt	131.5	2.0	91.5
Total Current Liabilities	416.5	245.7	427.6
Long-term debt, less current portion	236.5	368.0	276.5
Deferred income taxes	257.8	239.3	259.8
Customer contributions-in-aid-of-construction	26.2	45.7	26.6
Regulatory and other noncurrent liabilities	4.7	5.5	4.8

COMMON SHAREHOLDER'S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	171.7	150.6	171.4
Retained earnings	284.6	268.0	258.0
Total Common Shareholder's Equity	479.3	441.6	452.4
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,421.0	$1,345.8	$1,447.7

See notes accompanying the financial statements

Questar 2012 Form 10-Q	8

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended March 31,
	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$34.9	$33.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.0	12.0
Deferred income taxes	(2.0)	6.0
Share-based compensation	0.3	0.3
Changes in operating assets and liabilities	83.3	67.5
NET CASH PROVIDED BY OPERATING ACTIVITIES	129.5	119.2

INVESTING ACTIVITIES
Property, plant and equipment	(44.8)	(25.9)
Cash used in disposition of assets	(0.6)	(0.5)
NET CASH USED IN INVESTING ACTIVITIES	(45.4)	(26.4)

FINANCING ACTIVITIES
Change in notes payable to Questar	(76.3)	(89.5)
Dividends paid	(8.3)	(7.6)
NET CASH USED IN FINANCING ACTIVITIES	(84.6)	(97.1)
Change in cash and cash equivalents	(0.5)	(4.3)
Beginning cash and cash equivalents	5.0	4.7
Ending cash and cash equivalents	$4.5	$0.4

See notes accompanying the financial statements

Questar 2012 Form 10-Q	9

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)
REVENUES
From unaffiliated customers	$50.5	$48.3	$199.6	$197.8
From affiliated companies	18.5	18.6	74.3	73.8
Total Revenues	69.0	66.9	273.9	271.6

OPERATING EXPENSES
Operating and maintenance	8.6	8.6	35.3	42.2
General and administrative	12.1	13.1	45.5	43.5
Depreciation and amortization	13.5	12.3	52.4	47.9
Other taxes	2.5	3.1	9.5	9.7
Cost of goods sold (excluding operating expenses shown separately)	0.5	0.6	3.0	2.5
Total Operating Expenses	37.2	37.7	145.7	145.8
Net gain from asset sales	—	0.1	0.2	0.8
OPERATING INCOME	31.8	29.3	128.4	126.6
Interest and other income	—	0.9	—	1.2
Income from unconsolidated affiliate	0.9	0.9	3.8	3.7
Interest expense	(6.6)	(7.1)	(24.0)	(28.5)
INCOME BEFORE INCOME TAXES	26.1	24.0	108.2	103.0
Income taxes	(9.5)	(8.7)	(39.0)	(37.5)
NET INCOME	$16.6	$15.3	$69.2	$65.5

See notes accompanying the financial statements

Questar 2012 Form 10-Q	10

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)
Net income	$16.6	$15.3	$69.2	$65.5
Other comprehensive income (loss):
Interest rate cash flow hedges	0.1	—	(37.1)	—
Income taxes	(0.1)	—	13.7	—
Net other comprehensive loss	—	—	(23.4)	—
COMPREHENSIVE INCOME	$16.6	$15.3	$45.8	$65.5

See notes accompanying the financial statements

Questar 2012 Form 10-Q	11

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Mar. 31, 2012	Mar. 31, 2011	Dec. 31, 2011
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$4.6	$0.9	$3.4
Notes receivable from Questar	14.5	40.7	8.8
Accounts receivable, net	19.3	25.5	19.1
Accounts receivable from affiliates	23.8	19.4	20.2
Materials and supplies	8.9	8.1	7.4
Prepaid expenses and other	8.4	3.9	9.6
Deferred income taxes - current	1.8	1.2	1.8
Total Current Assets	81.3	99.7	70.3
Property, Plant and Equipment	1,797.6	1,721.0	1,790.4
Accumulated depreciation and amortization	(599.6)	(557.4)	(586.7)
Net Property, Plant and Equipment	1,198.0	1,163.6	1,203.7
Investment in unconsolidated affiliate	27.0	27.8	27.3
Goodwill	4.2	4.2	4.2
Regulatory and other noncurrent assets	9.5	9.1	10.1
TOTAL ASSETS	$1,320.0	$1,304.4	$1,315.6

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$29.5	$32.4	$32.9
Accounts payable to affiliates	4.0	4.7	5.5
Current portion of long-term debt	—	180.0	—
Total Current Liabilities	33.5	217.1	38.4
Long-term debt, less current portion	458.9	280.9	459.0
Deferred income taxes	210.6	196.1	201.4
Regulatory and other noncurrent liabilities	13.5	15.4	14.7

COMMON SHAREHOLDER'S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	346.2	344.5	345.7
Retained earnings	274.1	243.8	273.2
Accumulated other comprehensive (loss)	(23.4)	—	(23.4)
Total Common Shareholder's Equity	603.5	594.9	602.1
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,320.0	$1,304.4	$1,315.6

See notes accompanying the financial statements

Questar 2012 Form 10-Q	12

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended March 31,
	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$16.6	$15.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.0	13.1
Deferred income taxes	9.1	16.0
Share-based compensation	0.6	0.5
Net (gain) from asset sales	—	(0.1)
(Income) from unconsolidated affiliate	(0.9)	(0.9)
Distributions from unconsolidated affiliate and other	1.3	1.0
Changes in operating assets and liabilities	(5.9)	(5.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	34.8	39.4

INVESTING ACTIVITIES
Property, plant and equipment	(12.1)	(25.7)
Cash used in disposition of assets	(0.1)	—
NET CASH USED IN INVESTING ACTIVITIES	(12.2)	(25.7)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(5.7)	(10.4)
Dividends paid	(15.7)	(7.7)
NET CASH USED IN FINANCING ACTIVITIES	(21.4)	(18.1)
Change in cash and cash equivalents	1.2	(4.4)
Beginning cash and cash equivalents	3.4	5.3
Ending cash and cash equivalents	$4.6	$0.9

See notes accompanying the financial statements

Questar 2012 Form 10-Q	13

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

The Notes Accompanying the Financial Statements apply to Questar Corporation, Questar Gas Company and Questar Pipeline Company unless otherwise noted.

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

Questar is headquartered in Salt Lake City, Utah. Shares of Questar common stock trade on the New York Stock Exchange (NYSE:STR).

Note 2 - Basis of Presentation of Interim Financial Statements

The interim financial statements contain the accounts of Questar and its wholly-owned subsidiaries. The financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for Quarterly Reports on Form 10-Q and SEC Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and 12 months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Questar uses the equity method to account for its investment in an unconsolidated affiliate where it does not have control, but has significant influence. White River Hub, LLC is a limited liability company and FERC-regulated transporter of natural gas. Questar Pipeline owns 50% of White River Hub, LLC and is the operator. Generally, the investment in White River Hub, LLC on the Company's balance sheets equals the Company's proportionate share of equity reported by White River Hub, LLC. The investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company's carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

Note 3 - Comprehensive Income

Beginning in 2012, the Company and its subsidiaries adopted accounting guidance issued in June 2011 that resulted in the addition of statements of comprehensive income to the primary financial statements.

Comprehensive income attributable to Questar, as reported in Questar's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income attributable to Questar as reported in the Consolidated Statements of Income and other comprehensive income (loss) (OCI). OCI includes recognition of the under-funded position of pension and other postretirement benefit plans, changes in the fair value of long-term investment, interest rate cash flow hedges and commodity-based derivative instruments, and income taxes. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized when the pension or other postretirement benefit costs are accrued, when the long-term investment is sold or otherwise realized, as the Company records interest expense for hedged

Questar 2012 Form 10-Q	14

interest payments and when gas, oil or NGL underlying the derivative instrument is sold. The components of consolidated accumulated other comprehensive income (loss) (AOCI), net of income taxes, as reported in Questar's Condensed Consolidated Balance Sheets, are shown below:

	Mar. 31, 2012	Mar. 31, 2011	Dec. 31, 2011
	(in millions)
Pension and other postretirement benefits	$(202.8)	$(104.1)	$(202.8)
Interest rate cash flow hedges	(23.4)	—	(23.4)
Long-term investment	0.1	0.1	0.1
Accumulated other comprehensive (loss)	$(226.1)	$(104.0)	$(226.1)

Comprehensive income, as reported in Questar Pipeline's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income as reported in the Questar Pipeline Consolidated Statements of Income and OCI. OCI includes interest rate cash flow hedges and income taxes. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized as the company records interest expense for hedged interest payments. The component of consolidated AOCI, net of income taxes, as reported in Questar Pipeline's Condensed Consolidated Balance Sheets, is shown below:

	Mar. 31, 2012	Mar. 31, 2011	Dec. 31, 2011
	(in millions)
Interest rate cash flow hedges	$(23.4)	$—	$(23.4)
Accumulated other comprehensive (loss)	$(23.4)	$—	$(23.4)

Note 4 - Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income attributable to Questar by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of restricted stock units and performance shares that are part of the Company's Long-Term Stock Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. Restricted stock units are participating securities for the computation of earnings per share. The application of the two-class method had an insignificant impact on the calculation of both basic and diluted EPS. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)
Weighted-average basic common shares outstanding	178.2	177.0	177.8	176.2
Potential number of shares issuable under the Company's LTSIP	1.1	1.5	1.3	2.3
Weighted-average diluted common shares outstanding	179.3	178.5	179.1	178.5

Note 5 - Asset Retirement Obligations

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

Questar 2012 Form 10-Q	15

Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in Questar's AROs from the Consolidated Balance Sheets for the three months ended March 31 were as follows:

	3 Months Ended
	March 31,
	2012	2011
	(in millions)
AROs at beginning of year	$63.8	$60.9
Accretion	0.7	0.7
Liabilities incurred	0.7	0.2
Revisions	(1.1)	2.5
Liabilities settled	—	(0.1)
AROs at March 31,	$64.1	$64.2

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

Beginning in 2012, Questar adopted fair value accounting guidance issued in May 2011. The guidance did not result in any changes to the reported amounts of assets or liabilities, but did result in disclosure of the fair value hierarchy levels associated with fair value estimates for financial assets and liabilities not carried at fair value.

Questar
The following table discloses the carrying amount, estimated fair value, and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Mar. 31, 2012		Mar. 31, 2011		Dec. 31, 2011
		(in millions)
Financial assets
Cash and cash equivalents	1	$8.1	$8.1	$—	$—	$11.6	$11.6
Long-term investment	1	14.5	14.5	13.4	13.4	14.4	14.4
Financial liabilities
Checks outstanding in excess of cash balances	1	—	—	1.6	1.6	—	—
Short-term debt	1	129.0	129.0	86.0	86.0	219.0	219.0
Long-term debt, including current portion	2	1,083.8	1,219.4	1,080.5	1,159.2	1,084.5	1,223.4

Questar 2012 Form 10-Q	16

The carrying amounts of cash and cash equivalents, checks outstanding in excess of cash balances, and short-term debt approximate fair value. The long-term investment is recorded at fair value and consists of money market and short-term bond index mutual funds held in Wexpro's trust (see Note 5). The fair value of the long-term investment is based on quoted prices for the underlying funds. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit-risk adjusted borrowing rates.

The fair value of the Company's derivative instrument is the same as its carrying amount, and is disclosed in Note 7. The fair value of the derivative instrument, which is an interest rate swap, is estimated using a standard discounted cash flow model using observable market-based forward interest rates obtained from a third-party financial institution, and is considered a Level 2 fair value measurement.

Questar Gas
The following table discloses the carrying amount, estimated fair value, and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Mar. 31, 2012		Mar. 31, 2011		Dec. 31, 2011
		(in millions)
Financial assets
Cash and cash equivalents	1	$4.5	$4.5	$0.4	$0.4	$5.0	$5.0
Financial liabilities
Notes payable to Questar	1	66.4	66.4	64.1	64.1	142.7	142.7
Long-term debt, including current portion	2	368.0	438.6	370.0	417.0	368.0	445.4

The carrying amounts of cash and cash equivalents and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Gas's current credit-risk adjusted borrowing rates.

Questar Pipeline
The following table discloses the carrying amount, estimated fair value, and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Mar. 31, 2012		Mar. 31, 2011		Dec. 31, 2011
		(in millions)
Financial assets
Cash and cash equivalents	1	$4.6	$4.6	$0.9	$0.9	$3.4	$3.4
Notes receivable from Questar	1	14.5	14.5	40.7	40.7	8.8	8.8
Financial liabilities
Long-term debt, including current portion	2	458.9	517.9	460.9	496.8	459.0	519.4

The carrying amounts of cash and cash equivalents and notes receivable from Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit-risk adjusted borrowing rates.

Questar 2012 Form 10-Q	17

Note 7 - Derivative Instruments and Hedging Activities

Questar and its subsidiaries may enter into derivative instruments to manage exposure to changes in current and future market interest rates. In order to mitigate its exposure to changes in the fair value of its fixed-rate corporate debt resulting from changes in benchmark interest rates, in the second quarter of 2011 Questar executed a fixed-to-floating interest rate swap transaction with a counterparty and converted $125.0 million of its 2.75% fixed rate long-term debt to floating rate debt. The 2.75% rate was swapped for a London Interbank Offered Rate (LIBOR)-based floating rate. Questar terminated and settled this hedge transaction in March 2012, for a deferred gain of $7.2 million, which will be amortized to interest expense through the maturity of the notes in 2016. Prior to its termination, this swap was accounted for as a fair value hedge under the accounting standards for derivatives and hedging.

Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt.

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

Interest rate swaps and forward starting interest rate swaps are settled in cash on periodic payment dates with one party paying the other for the net difference between the fixed and floating interest rate for the payment period as specified in the swap agreement, multiplied by the notional amount. Forward starting interest rate swaps used as cash flow hedges of forecasted fixed-rate debt issuances are terminated and settled in cash when the forecasted debt is issued or as the swaps expire, with one party paying the other for the swap's net fair value at the time of settlement. Questar reports cash flows related to derivative instruments qualifying and designated as hedges in the Consolidated Statements of Cash Flows based upon the nature of the hedged items.

The following table presents the pre-tax effects of the derivative instruments designated as a fair value hedge (including the hedged item) and cash flow hedges on the Consolidated Statements of Income as well as the pre-tax effects of the derivative instruments designated as cash flow hedges on OCI:

Questar 2012 Form 10-Q	18

		3 Months Ended		12 Months Ended
	Financial Statement	March 31,		March 31,
Instrument and Activity	Location of Gain (Loss)	2012	2011	2012	2011
		(in millions)
Fair Value Hedge
Questar Corporation
Interest rate derivative instrument
Realized gain	Interest expense	$—	$—	$9.8	$—
2.75% Notes due 2016
Unrealized loss	Interest expense	—	—	(9.8)	—

Cash Flow Hedges
Questar Pipeline
Interest rate derivative instruments
Deferrals of effective portions	OCI	—	—	(37.3)	—
Losses reclassified from AOCI into earnings for effective portions	Interest expense	(0.1)	—	(0.2)	—

There was no ineffectiveness recognized on the fair value hedge for the three and 12 months ended March 31, 2012 and 2011. There was no ineffectiveness recognized on the cash flow hedges for the three months ended March 31, 2012 and 2011 and the 12 months ended March 31, 2011. Ineffectiveness recognized on the cash flow hedges was de minimis in the 12 months ended March 31, 2012. Reclassifications into earnings of amounts reported in AOCI will continue as interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.5 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. As of March 31, 2012, the Company is not hedging any exposure to variability in future cash flows of forecasted transactions.

The following table discloses the Level 2 fair value of the derivative instrument designated as a fair value hedge in the Condensed Consolidated Balance Sheets:

Instrument	Balance Sheet Location	Mar. 31, 2012	Mar. 31, 2011	Dec. 31, 2011
		(in millions)
Assets
Questar Corporation
Interest rate derivative instrument	Prepaid expenses and other	$—	$—	$1.1
Interest rate derivative instrument	Other noncurrent assets	—	—	7.8
Consolidated total - derivative assets		$—	$—	$8.9

Note 8 - Share-Based Compensation

Questar may issue stock options, restricted shares, restricted stock units and performance shares to certain officers, employees and non-employee directors under its LTSIP. Questar recognizes expense over time as the stock options, restricted shares, restricted stock units and performance shares vest. Total share-based compensation expense amounted to $2.7 million for the first quarter of 2012 compared to $3.5 million in 2011. Deferred share-based compensation, representing the unvested value of restricted share awards and restricted stock unit awards, amounted to $8.3 million at March 31, 2012. Deferred share-based compensation is included in common stock on the Condensed Consolidated Balance Sheets. First quarter cash flow from income tax benefits in excess of recognized compensation expense amounted to $3.5 million in 2012 compared to $4.0 million in 2011. There were 6,731,415 shares available for future grants at March 31, 2012.

The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model was intended for measuring the value of options traded on an exchange. Questar did not grant any stock options in the first quarter of 2012.

Questar 2012 Form 10-Q	19

Unvested stock options decreased by 88,396 shares to 29,398 shares in the first quarter of 2012. Stock-option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Price Range			Weighted-average Price
Balance at December 31, 2011	1,773,635	$3.70	-	$17.35	$8.54
Exercised	(149,117)	3.70	-	13.10	4.71
Balance at March 31, 2012	1,624,518	$4.37	-	$17.35	$8.89

Options Outstanding						Options Exercisable		Unvested Options
Range of exercise prices			Number outstanding at March 31, 2012	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at March 31, 2012	Weighted-average exercise price	Number unvested at March 31, 2012	Weighted- average exercise price
$4.37	-	$7.84	756,811	1.1	$4.82	756,811	$4.82	—	$—
11.40	-	12.43	539,174	2.7	11.78	539,174	11.78	—	—
13.10	-	17.35	328,533	4.3	13.52	299,135	13.56	29,398	13.10
			1,624,518	2.3	$8.89	1,595,120	$8.81	29,398	$13.10

Restricted share grants typically vest in equal installments over a three- or four-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average remaining vesting period of unvested restricted shares at March 31, 2012, was 20 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted Shares Outstanding	Price Range			Weighted-average Price
Balance at December 31, 2011	771,550	$11.40	-	$17.97	$16.22
Granted	357,678			19.39	19.39
Distributed	(257,510)	11.40	-	17.97	16.21
Balance at March 31, 2012	871,718	$13.10	-	$19.39	$17.52

Restricted stock unit grants typically vest in equal installments over a three-year period from the grant date. At March 31, 2012, Questar's outstanding restricted stock units totaled 69,670 with a weighted-average price of $15.38 per share and a weighted-average remaining vesting period of nine months.

In the first quarter of 2012, Questar granted to certain Company executive officers a total of 136,846 performance shares under the terms of the LTSIP. The awards were designed to motivate and reward these executives for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each executive officer is subject to adjustment upward or downward based on the Company's performance over the three-year performance period ending December 31, 2014 with respect to specified performance criteria relative to a specified peer group of companies. The actual performance shares awarded, if any, will be distributed in the first quarter of 2015 so long as such executive officer was employed by the Company or its affiliates as of December 31, 2014. Half of any award will be distributed in shares of Company common stock and half in cash. The Monte Carlo simulation method was used to estimate the grant-date fair value of the performance share awards at $25.42 per share. The liability awards to be settled in cash will be marked-to-market at least annually using the Monte Carlo simulation method. Equity- and liability-based performance share compensation expense amounted to $0.4 million in the first quarter of 2012 and $0.2 million in the first quarter of 2011.

Note 9 - Operations by Line of Business

Questar's three complementary lines of business include Questar Gas, which provides retail natural gas distribution in Utah, Wyoming and Idaho; Wexpro, which develops and produces natural gas from cost-of-service reserves for Questar Gas; and Questar Pipeline, which operates interstate natural gas pipelines and storage facilities. Line-of-business information is presented according to senior management's basis for evaluating performance and considering differences in the nature of

Questar 2012 Form 10-Q	20

products, services and regulation, among other factors. Following is a summary of operations by line of business:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)
Revenues from Unaffiliated Customers
Questar Gas	$366.0	$413.9	$917.6	$955.0
Wexpro	9.2	7.8	32.9	26.2
Questar Pipeline	50.5	48.3	199.6	197.8
Total	$425.7	$470.0	$1,150.1	$1,179.0

Revenues from Affiliated Companies
Questar Gas	$0.8	$0.8	$3.3	$1.6
Wexpro	65.7	60.9	258.4	240.6
Questar Pipeline	18.5	18.6	74.3	73.8
Total	$85.0	$80.3	$336.0	$316.0

Operating Income (Loss)
Questar Gas	$61.8	$58.8	$97.1	$88.8
Wexpro	37.2	34.5	148.4	135.4
Questar Pipeline	31.8	29.3	128.4	126.6
Corporate	0.1	0.2	1.1	(9.5)
Total	$130.9	$122.8	$375.0	$341.3

Income (Loss) From Continuing Operations
Questar Gas	$34.9	$33.4	$47.6	$44.2
Wexpro	24.3	22.3	97.2	89.2
Questar Pipeline	16.6	15.3	69.2	65.5
Corporate	(0.6)	(1.1)	(0.8)	(8.9)
Total	$75.2	$69.9	$213.2	$190.0

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

Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified pension plan as determined by the Employee Retirement Income Security Act and Internal Revenue Code. The 2012 estimated qualified pension expense is $34.1 million.

The Company also has a nonqualified pension plan for eligible employees who participate in the qualified pension plan, which provides a "make-up" benefit due to the limits on compensation that can be taken into account in determining benefits under the qualified pension plan. The nonqualified pension plan is unfunded. Claims are paid from the Company's general funds. The 2012 nonqualified pension plan expense is estimated to be $2.0 million. Components of the qualified and nonqualified pension expense included in the determination of net income are listed in the table below:

Questar 2012 Form 10-Q	21

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)
Service cost	$3.3	$2.2	$10.4	$9.1
Interest cost	7.7	7.1	29.1	27.9
Expected return on plan assets	(7.7)	(6.3)	(27.4)	(24.3)
Prior service and other costs	0.2	0.3	1.0	1.1
Recognized net actuarial loss	5.4	2.6	14.9	9.0
Curtailment costs	0.1	—	0.9	2.2
Pension expense	$9.0	$5.9	$28.9	$25.0

The Company currently estimates a $6.0 million expense for postretirement benefits other than pensions in 2012 before $0.8 million for accretion of a regulatory liability. Postretirement benefit expense components are listed in the table below:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)
Service cost	$0.1	$0.2	$0.4	$0.6
Interest cost	0.9	1.1	4.0	4.3
Expected return on plan assets	(0.5)	(0.7)	(2.4)	(2.6)
Amortization of transition obligation	0.4	0.5	1.8	1.9
Amortization of losses	0.6	0.1	0.8	0.5
Curtailment costs	—	—	—	0.3
Accretion of regulatory liability	0.2	0.2	0.8	0.8
Postretirement benefits expense	$1.7	$1.4	$5.4	$5.8

Note 11 – Discontinued Operations

QEP operations are reflected as discontinued operations in this Quarterly Report on Form 10-Q and are summarized below:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions, except per-share amounts)
Revenues	$—	$—	$—	$529.7
Separation costs	—	—	—	14.0
Operating income	—	—	—	127.6

Discontinued operations, net of income taxes	$—	$—	$—	$69.5
Discontinued operations, noncontrolling interest	—	—	—	(0.7)
Total discontinued operations, net of income taxes	$—	$—	$—	$68.8
Earnings Per Common Share Attributable To Questar
Basic from discontinued operations	$—	$—	$—	$0.39
Diluted from discontinued operations	—	—	—	0.39

Questar 2012 Form 10-Q	22

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2011 Form 10-K and analyzes the changes in the results of operations between the three and 12 months ended March 31, 2012, and March 31, 2011. For definitions of commonly used terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2011 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of income (loss) from continuing operations by line of business:

	3 Months Ended March 31,			12 Months Ended March 31,
	2012	2011	Change	2012	2011	Change
	(in millions, except per-share amounts)
Questar Gas	$34.9	$33.4	$1.5	$47.6	$44.2	$3.4
Wexpro	24.3	22.3	2.0	97.2	89.2	8.0
Questar Pipeline	16.6	15.3	1.3	69.2	65.5	3.7
Corporate	(0.6)	(1.1)	0.5	(0.8)	(8.9)	8.1
Income from continuing operations	$75.2	$69.9	$5.3	$213.2	$190.0	$23.2
Earnings per share - diluted	$0.42	$0.39	$0.03	$1.19	$1.06	$0.13
Average diluted shares	179.3	178.5	0.8	179.1	178.5	0.6

QUESTAR GAS
Questar Gas reported net income of $34.9 million in the first quarter of 2012 compared to $33.4 million in the first quarter of 2011. Net income was $47.6 million in the 12 months ended March 31, 2012, compared to $44.2 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year. Following is a summary of Questar Gas financial and operating results:

Questar 2012 Form 10-Q	23

	3 Months Ended March 31,			12 Months Ended March 31,
	2012	2011	Change	2012	2011	Change
	(in millions)
Net Income
Revenues
Residential and commercial sales	$347.3	$396.8	$(49.5)	$843.5	$887.8	$(44.3)
Industrial sales	6.8	7.4	(0.6)	29.1	27.5	1.6
Transportation for industrial customers	2.8	2.7	0.1	11.4	9.5	1.9
Service	1.5	1.6	(0.1)	5.0	4.7	0.3
Other	8.4	6.2	2.2	31.9	27.1	4.8
Total revenues	366.8	414.7	(47.9)	920.9	956.6	(35.7)
Cost of natural gas sold	236.2	288.7	(52.5)	593.2	643.9	(50.7)
Margin	130.6	126.0	4.6	327.7	312.7	15.0
Other operating expenses
Operating and maintenance	40.9	37.4	3.5	122.0	112.8	9.2
General and administrative	11.7	14.6	(2.9)	48.1	53.2	(5.1)
Depreciation and amortization	11.8	10.9	0.9	45.4	43.5	1.9
Other taxes	4.4	4.3	0.1	15.1	14.4	0.7
Total other operating expenses	68.8	67.2	1.6	230.6	223.9	6.7
OPERATING INCOME	61.8	58.8	3.0	97.1	88.8	8.3
Interest and other income	1.2	1.6	(0.4)	5.0	6.8	(1.8)
Interest expense	(6.8)	(6.6)	(0.2)	(26.1)	(26.0)	(0.1)
Income taxes	(21.3)	(20.4)	(0.9)	(28.4)	(25.4)	(3.0)
NET INCOME	$34.9	$33.4	$1.5	$47.6	$44.2	$3.4

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	43.6	48.9	(5.3)	108.0	110.1	(2.1)
Industrial sales	1.2	1.2	—	5.0	4.6	0.4
Transportation for industrial customers	15.6	14.2	1.4	53.9	57.0	(3.1)
Total industrial	16.8	15.4	1.4	58.9	61.6	(2.7)
Total deliveries	60.4	64.3	(3.9)	166.9	171.7	(4.8)
Natural gas revenue (per dth)
Residential and commercial sales	$7.97	$8.11	$(0.14)	$7.81	$8.07	$(0.26)
Industrial sales	5.62	6.11	(0.49)	5.91	5.92	(0.01)
Transportation for industrial customers	0.18	0.19	(0.01)	0.21	0.17	0.04
Colder (warmer) than normal temperatures	(13%)	4%	(17%)	—%	3%	(3%)
Temperature-adjusted usage per customer (dth)	50.5	50.0	0.5	111.6	110.3	1.3
Customers at March 31, (in thousands)	923	914	9

Questar 2012 Form 10-Q	24

Margin Analysis
Questar Gas margin (revenues minus gas costs) increased $4.6 million in the first quarter of 2012 compared to the first quarter of 2011 and increased $15.0 million in the 12 months ended March 31, 2012 compared to the 12 months ended March 31, 2011. Following is a summary of major changes in Questar Gas margin:

	3 Months 2012 vs. 2011	12 Months 2012 vs. 2011
	(in millions)
Customer growth	$1.0	$2.5
General rate increase	—	0.3
Feeder line cost recovery	2.2	5.0
Demand-side management cost recovery	2.1	4.5
Recovery of gas-cost portion of bad-debt costs	(0.8)	(0.5)
Other	0.1	3.2
Increase	$4.6	$15.0

On March 31, 2012, Questar Gas served 923,272 customers, up 1.0% from 914,054 at March 31, 2011. Customer growth increased the margin by $1.0 million in the first quarter of 2012 and $2.5 million in the 12 months ended March 31, 2012.
Questar Gas benefited from a conservation-enabling (revenue decoupling) tariff since 2006. Under this tariff, Questar Gas is allowed to earn a margin for each general-service customer. Differences between the margin and the amount billed to customers are recovered from customers or refunded to customers through future rate changes. Because of this tariff, changes in usage per customer do not impact the company's margin. In addition, a weather-normalization adjustment of customer bills offsets the revenue impact of temperature variations.

On April 8, 2010, the Public Service Commission of Utah (PSCU) approved a settlement in Questar Gas's Utah general rate case to increase the utility's allowed return on equity from 10% to 10.35% and to indefinitely extend the existing conservation-enabling (revenue decoupling) tariff. The stipulation agreement increased customer rates by $5.0 million annually effective August 1, 2010. Increased revenues from the case resulted in higher gross margin of $0.3 million in the 12 months ended March 31, 2012.

The stipulation further approves an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. Questar Gas recognized $2.2 million of increased margin due to the infrastructure tracking mechanism in the first quarter of 2012 and $5.0 million for the 12 months ended March 31, 2012.

Questar Gas margin increased during the three- and 12-month periods ended March 31, 2012, due to higher recovery of demand-side management costs used to promote energy conservation by customers. Changes in the margin contribution from demand-side management recovery revenues are offset by equivalent changes in program expenses.

Expenses
Cost of natural gas sold decreased 18% in the first quarter of 2012 and 8% in the 12 months ended March 31, 2012, compared to the same periods of 2011 due to lower volumes and lower rates. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of March 31, 2012, Questar Gas had a $54.9 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred. Questar Gas has filed with the PSCU and the PSCW to credit $43.5 million of the over-collected balance to customers.

Operating and maintenance expenses increased $3.5 million in the first quarter of 2012 and increased $9.2 million in the 12 months ended March 31, 2012, compared to the same periods of 2011. These increases included higher demand-side management costs of $2.1 million, and $4.5 million for the three- and 12-month periods, respectively. The demand-side management costs are for the company's energy efficiency program and are recovered from customers through periodic rate changes. General and administrative expenses decreased $2.9 million in the 2012 first quarter and $5.1 million in the 12 months ended March 31, 2012. These decreases are due to lower employee costs including allocations of corporate costs. Operating, maintenance, general and administrative expenses per customer, exclusive of demand-side management costs, were $139 in the 12 months ended March 31, 2012, compared to $141 in the 12 months ended March 31, 2011.

Questar 2012 Form 10-Q	25

Depreciation expense increased 8% in the first quarter of 2012 compared to the first quarter of 2011. The higher depreciation was caused by plant additions driven by customer growth and feeder line replacements.

WEXPRO
Wexpro reported income of $24.3 million in the first quarter of 2012 compared to $22.3 million in the first quarter of 2011, a 9% increase. Wexpro earned $97.2 million for the 12 months ending March 31, 2012 compared to $89.2 million for the year-earlier period. Following is a summary of Wexpro financial and operating results:

	3 Months Ended March 31,			12 Months Ended March 31,
	2012	2011	Change	2012	2011	Change
	(in millions)
Net Income
Revenues
Operator service fee	$65.6	$61.1	$4.5	$258.0	$240.1	$17.9
Oil and NGL sales	9.2	7.6	1.6	32.9	26.5	6.4
Other	0.1	—	0.1	0.4	0.2	0.2
Total Revenues	74.9	68.7	6.2	291.3	266.8	24.5
Operating expenses
Operating and maintenance	7.2	5.4	1.8	24.1	20.6	3.5
General and administrative	6.3	6.2	0.1	24.3	21.9	2.4
Production and other taxes	6.9	5.7	1.2	26.8	24.7	2.1
Depreciation, depletion and amortization	18.7	16.1	2.6	66.5	62.3	4.2
Oil income sharing	0.8	0.8	—	3.3	1.6	1.7
Total Operating Expenses	39.9	34.2	5.7	145.0	131.1	13.9
Net gain (loss) from asset sales	2.2	—	2.2	2.1	(0.3)	2.4
OPERATING INCOME	37.2	34.5	2.7	148.4	135.4	13.0
Interest and other income	0.8	0.3	0.5	4.7	3.1	1.6
Interest expense	—	—	—	—	(0.2)	0.2
Income taxes	(13.7)	(12.5)	(1.2)	(55.9)	(49.1)	(6.8)
NET INCOME	$24.3	$22.3	$2.0	$97.2	$89.2	$8.0

Operating Statistics
Production volumes
Natural gas (Bcf)	15.0	12.7	2.3	52.8	49.9	2.9
Oil and NGL (MMbbl)	0.2	0.1	0.1	0.6	0.4	0.2
Oil and NGL average sales price (per bbl)	$88.45	$81.34	$7.11	$83.97	$69.69	$14.28
Investment base at March 31, (in millions)	$492.5	$445.3	$47.2	—

Revenues
Wexpro earned a 20.0% after-tax return on its average investment base for the 12 months ended March 31, 2012. Wexpro 2012 operating results benefited from a higher average investment base compared to the prior-year period. Pursuant to the terms of a long-standing agreement referred to as the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base includes its costs of commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. The investment base grew in the 12 months ended March 31, 2012, but the increase due to investment in commercial wells was partially offset by increased deferred taxes due to bonus depreciation allowed for income tax purposes. Following is a summary of changes in the Wexpro investment base:

Questar 2012 Form 10-Q	26

	12 Months Ended March 31,
	2012	2011
	(in millions)
Beginning investment base	$445.3	$427.8
Successful development wells	144.4	97.3
Depreciation, depletion and amortization	(63.0)	(58.2)
Deferred income taxes	(34.2)	(21.6)
Ending investment base	$492.5	$445.3

Wexpro produced 15.0 Bcf of cost-of-service natural gas for Questar Gas during the first quarter of 2012, up 18% from the first quarter of 2011. Wexpro produced 52.8 Bcf of cost-of-service gas in the 12 months ending March 31, 2012, compared to 49.9 Bcf for the 12 months ended March 31, 2011. On an annual basis, Wexpro natural gas production provides about half of Questar Gas's supply requirements.

Revenues from oil and NGL sales increased 21% in the first quarter of 2012 over the first quarter of 2011 and were up 24% in the 12 months ended March 31, 2012 over the year-earlier period. The increases were due to higher sales prices. The increase in revenues was partially offset by higher oil-related expenses and production taxes. Increased oil and NGL sales caused an increase in the sharing of oil income with Questar Gas customers under the terms of the Wexpro Agreement.

Expenses
Operating and maintenance expenses were up 33% in the first quarter of 2012 and up 17% in 12-month period ended March 31, 2012 compared to prior year periods due to increased spending on well workovers, repairs and field costs. Lease operating expense per Mcfe was $0.45 in the first quarter of 2012 compared to $0.40 in the first quarter of 2011. General and administrative expenses were higher in the three- and 12-month periods ended March 31, 2012, compared to prior year periods. These increases are due to higher employee expenses. Production and other taxes were higher in the first quarter of 2012 compared to the first quarter of 2011 and higher in the 12 months ended March 31, 2012 compared to the 2011 period due to changes in the value of natural gas, oil and NGL production.

Depreciation, depletion and amortization expense increased 16% in the first quarter of 2012 over the first quarter of 2011 and increased 7% in the 12 months ended March 31, 2012, over the 12 months ended March 31, 2011, due to increased production volumes and investment in natural gas wells and facilities.

QUESTAR PIPELINE
Questar Pipeline reported first quarter 2012 income of $16.6 million compared with $15.3 million in 2011, an 8% increase. Questar Pipeline earned $69.2 million in the 12 months ended March 31, 2012, compared to $65.5 million in the 12 months ended March 31, 2011. Following is a summary of Questar Pipeline financial and operating results:

Questar 2012 Form 10-Q	27

	3 Months Ended March 31,			12 Months Ended March 31,
	2012	2011	Change	2012	2011	Change
	(in millions)
Net Income
Revenues
Transportation	$48.5	$47.7	$0.8	$196.0	$189.4	$6.6
Storage	9.6	9.7	(0.1)	38.2	37.7	0.5
NGL sales - transportation	2.1	2.6	(0.5)	8.4	12.9	(4.5)
NGL sales - field services	2.5	2.0	0.5	8.8	10.5	(1.7)
Energy services	3.8	3.9	(0.1)	16.1	14.5	1.6
Other	2.5	1.0	1.5	6.4	6.6	(0.2)
Total Revenues	69.0	66.9	2.1	273.9	271.6	2.3
Operating expenses
Operating and maintenance	8.6	8.6	—	35.3	42.2	(6.9)
General and administrative	12.1	13.1	(1.0)	45.5	43.5	2.0
Depreciation and amortization	13.5	12.3	1.2	52.4	47.9	4.5
Other taxes	2.5	3.1	(0.6)	9.5	9.7	(0.2)
Cost of sales	0.5	0.6	(0.1)	3.0	2.5	0.5
Total Operating Expenses	37.2	37.7	(0.5)	145.7	145.8	(0.1)
Net gain from asset sales	—	0.1	(0.1)	0.2	0.8	(0.6)
OPERATING INCOME	31.8	29.3	2.5	128.4	126.6	1.8
Interest and other income	—	0.9	(0.9)	—	1.2	(1.2)
Income from unconsolidated affiliate	0.9	0.9	—	3.8	3.7	0.1
Interest expense	(6.6)	(7.1)	0.5	(24.0)	(28.5)	4.5
Income taxes	(9.5)	(8.7)	(0.8)	(39.0)	(37.5)	(1.5)
NET INCOME	$16.6	$15.3	$1.3	$69.2	$65.5	$3.7

Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	183.9	162.5	21.4	687.2	649.2	38.0
For Questar Gas	43.3	43.1	0.2	117.1	111.1	6.0
Total Transportation	227.2	205.6	21.6	804.3	760.3	44.0
Transportation revenue (per dth)	$0.21	$0.23	$(0.02)	$0.24	$0.25	$(0.01)
Net firm-daily transportation demand at March 31, (in Mdth)	4,947	4,954	(7)
Natural gas processing
NGL sales (Mbbl)	62	66	(4)	229	412	(183)
NGL sales price (per bbl)	$73.41	$69.61	$3.80	$74.86	$56.91	$17.95

Revenues
As of March 31, 2012, Questar Pipeline had net firm-transportation contracts of 4,947 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 4,954 Mdth per day as of March 31, 2011. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. The increase in transportation revenues in the first quarter of 2012 was due primarily to expansions of the Overthrust Pipeline system that were completed in March 2011. The expansions of Overthrust Pipeline include the increase in compression completed in February 2010 and the 43-mile, 36-inch diameter loop placed in service in March 2011. The compression expansion added 160 Mdth per day of firm-transportation contracts in February 2010 and the loop expansion added 50 Mdth per day in December 2010 and 275 Mdth per day in March 2011.

Questar 2012 Form 10-Q	28

Questar Pipeline earns its largest transportation revenue from Questar Gas, with contracts for 881 Mdth per day. The majority of the Questar Gas transportation contracts extend through mid 2017.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 25% of firm-storage capacity at Clay Basin for terms extending from one to seven years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for six years.

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

NGL volumes decreased 6% in the first quarter of 2012 compared to the first quarter of 2011 and decreased 44% in the 12 months ended March 31, 2012, compared to the year-earlier period. NGL volumes declined on the Questar Pipeline transportation system due to upstream processing. NGL volumes increased at the Questar Field Services (a subsidiary of Questar Pipeline) plant in the first quarter of 2012 due to higher liquid content of processed gas. NGL prices were 5% higher in the first quarter of 2012 and 32% higher in the 12 months ended March 31, 2012, compared to year-earlier periods.

Expenses
Operating and maintenance expenses did not change in the first quarter of 2012 compared to first quarter 2011. The operating and maintenance costs dropped by 16% in the 12 months ended March 31, 2012, compared to the corresponding 2011 period. The decreased costs for the 12-month period are due primarily to lower compressor maintenance costs and lower shrinkage cost at the Questar Field Services plant. General and administrative expenses decreased by 8% in the first quarter of 2012, and increased 5% in the 12 months ended March 31, 2012, compared to corresponding 2011 periods. The decrease in the first quarter of 2012 was due to lower employee costs including allocations of corporate costs. The increase for the 12-month period was due to higher employee costs and allocations of corporate costs. Operating, maintenance, general and administrative expenses per dth transported were $0.09 in the first quarter of 2012 compared to $0.11 in the first quarter of 2011.

Other taxes decreased 19% in the first quarter of 2012 and 2% in the 12 months ended March 31, 2012, compared to year-earlier periods primarily due to 2011 adjustments to property tax accruals.

Depreciation expense was up 10% in the first quarter of 2012 compared to the first quarter of 2011 and up 9% in the 12 months ended March 31, 2012, compared to the 12 months ended March 31, 2011, because of system expansions placed into service.

Other Consolidated Results

Separation costs
Questar's share of separation costs associated with the June 30, 2010, Spinoff of QEP amounted to $11.5 million before income taxes. Separation costs were primarily for advisory fees, legal fees and employee severance expenses.

Interest expense
Consolidated interest expense was 8% lower in the first quarter of 2012, and 6% lower in the 12 months ending March 31, 2012, compared to the prior-year periods. Questar borrowed $250.0 million in commercial paper and contributed the proceeds to QEP prior to the Spinoff. In December 2010, Questar issued $250.0 million of 2.75% Senior Notes due in 2016 to repay the commercial paper. In the second quarter of 2011, Questar executed a fixed-to-floating interest rate swap transaction to convert $125.0 million of its 2.75% Senior Notes to floating rate debt. Questar settled this hedge transaction in March 2012, for a deferred gain of $7.2 million, which will be amortized to interest expense over the remaining debt term.

Income taxes
Questar's effective combined federal and state income tax rate was 36.5% in the first quarter of 2012 and 36.8% in the first quarter of 2011.

Questar 2012 Form 10-Q	29

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities decreased 3.5% in the first quarter of 2012 compared to the first quarter of 2011 due primarily to changes in federal income taxes offset by changes in accounts receivable and net cash flow from operating activities before working capital changes. Deferred income taxes increased due to bonus tax depreciation rules, which allow the Company to deduct 50% of the cost of certain capital expenditures for income tax purposes. Cash sources from operating assets and liabilities were lower in 2012 due to a reduction in accounts payable, partially offset by an increased liability for over-collected gas purchase costs. Net cash provided by operating activities is presented below:

	3 Months Ended March 31,
	2012	2011	Change
	(in millions)
Net income	$75.2	$69.9	$5.3
Noncash adjustments to net income	86.8	76.6	10.2
Changes in operating assets and liabilities	58.7	82.3	(23.6)
Net cash provided by operating activities	$220.7	$228.8	$(8.1)

Investing Activities
A comparison of capital expenditures for the first three months of 2012 and 2011 and a forecast for calendar year 2012 are presented below:

	3 Months Ended March 31,		Forecast 12 Months Ended December 31,
	2012	2011	2012
	(in millions)
Questar Gas	$44.8	$25.9	$155
Wexpro	43.4	23.9	130
Questar Pipeline	12.1	25.7	55
Corporate	3.9	0.5	10
Total capital expenditures	$104.2	$76.0	$350

Questar Gas expects to invest about $55 million in its feeder line replacement program as well as provide service to approximately 9,000 new customers during 2012. Wexpro is continuing its planned low-risk and low-cost-structure development drilling program in the Vermillion area. Wexpro is also continuing to participate in wells drilled in the Pinedale area. Questar Pipeline's 2012 capital expenditure plans include transmission-system expansions and pipeline replacements.

Financing Activities
In the first quarter of 2012, the Company reduced short-term debt by $90.0 million from the higher seasonal cash flow from operations.

Questar issues commercial paper to meet short-term financing requirements. The bank-credit commitments provide back-up credit liquidity support for Questar's commercial-paper program. Credit commitments under the bank lines totaled $500.0 million at March 31, 2012, with no amounts borrowed. Commercial paper outstanding amounted to $129.0 million at March 31, 2012, compared with $86.0 million a year earlier. The Company believes the credit commitments are adequate for its working capital and short-term financing requirements during 2012.

Questar Pipeline repaid $180.0 million of medium-term notes in the second and third quarters of 2011. In December 2011 Questar Pipeline issued $180.0 million of notes due December 2041 with a 4.875% coupon rate. Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of refinancing this debt. Settlement of these swaps required payments of $37.3 million because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt. The

Questar 2012 Form 10-Q	30

effective interest rate on the $180.0 million debt was 6.66% after adjusting for swap settlements and issuance costs.

Questar Gas has $131.5 million of long-term debt maturing in the next 12 months. Questar Gas expects to refinance maturing debt using publicly traded notes. The Company believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

In March 2012, Questar occupied a new headquarters building and recorded a capital lease obligation for this building of $40.8 million, which will be amortized as lease payments are made over the 17-year lease term.

At March 31, 2012, combined short-term debt, long-term debt and capital lease obligation was 54% and equity was 46% of total capital. The Company does not expect the ratio of debt in the capital structure to materially change over the next several years, except for seasonal variation in short-term debt for working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar Gas's primary market risk exposures arise from changes in demand for natural gas and competition from other energy sources. The demand for natural gas will vary based on economic conditions, conservation efforts and prices. The temperature-adjusted usage per residential customer has historically decreased due to more energy efficient appliances and homes, and behavior changes in response to higher natural gas prices. The economic impact of this decline in usage per customer for residential customers has been offset by the addition of new customers and the conservation-enabling tariff. In recent periods, usage per residential customer has increased due to low natural gas prices.

Wexpro operations are subject to various government controls and regulation at the federal, state and local levels. Wexpro must obtain permits to drill and produce, maintain bonding requirements to drill and operate wells, submit and implement spill-prevention plans, and file notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production. Wexpro is also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties. In addition, the Utah Division of Public Utilities and the PSCW are entitled to monitor the performance of the Company and Wexpro under the Wexpro Agreement and have retained two monitors, an independent certified public accountant and an independent hydrocarbon industry consulting firm, to review performance of the Agreement.

Questar Pipeline's primary market risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on the market's expectations about future volumes of natural gas likely to be produced in the basins served by Questar Pipeline and changes in market demand for natural gas. On some portions of its pipeline system the company faces the risk that it will not be successful in recontracting capacity under favorable terms once existing contracts expire, which could ultimately result in the impairment of assets. Revenue may also be reduced if NGL prices or volumes decline.

Credit Risk
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

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at March 31, 2012. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, Wyoming Interstate Pipeline, EOG Resources, EnCana Marketing, PacifiCorp, Anadarko Energy Services and XTO Energy.

Interest-Rate Risk Management
On March 31, 2012, Questar had $1,083.8 million of fixed-rate long-term debt with a fair value of $1,219.4 million and a weighted-average life to maturity of 10.5 years. Questar also had $129.0 million of floating-rate debt outstanding in the form of short-maturity commercial paper at March 31, 2012.

In December 2010, Questar issued $250.0 million of 2.75% Senior Notes due in 2016 to repay commercial paper. In the second quarter of 2011, Questar executed a fixed-to-floating interest rate swap transaction to convert $125.0 million of its 2.75% Senior Notes to floating rate debt. Questar settled this hedge transaction in March 2012, for a deferred gain of $7.2 million, which will be amortized to interest expense over the remaining debt term.

Questar 2012 Form 10-Q	31

Questar Pipeline repaid $180.0 million of medium-term notes in the second and third quarters of 2011. In December 2011 Questar Pipeline issued $180.0 million of notes due December 2041 with a 4.875% coupon rate. Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of refinancing this debt. Settlement of these swaps required payments of $37.3 million because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt. The effective interest rate on the $180.0 million debt was 6.66% after adjusting for swap settlements and issuance costs.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

-	the risk factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011;

-	general economic conditions, including the performance of financial markets and interest rates;

-	changes in industry trends;

-	changes in laws or regulations; and

-	other factors, most of which are beyond the Company's control.

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the Web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2012. Based on such evaluation, such officers have concluded that, as of March 31, 2012, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to each company, including their consolidated subsidiaries, required to be included in each company's reports filed or submitted under the Exchange Act. The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by each company in the reports that it files or submits under the Exchange Act is accumulated and communicated to each company's management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.
There were no changes in Questar's, Questar Gas's and Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

Questar 2012 Form 10-Q	32

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On May 1, 2012, Questar Gas Company filed a legal action against QEP Field Services Company, a subsidiary of QEP Resources, Inc. The case, entitled Questar Gas Company v. QEP Field Services Company, was filed in the Third District Court in Salt Lake County, Utah. Questar Gas believes certain charges of QEP Field Services Company for gathering services exceed the amounts contemplated under a Gas Gathering Agreement, effective September 1, 1993, pertaining to certain gas produced by Wexpro Company under the Wexpro Agreement. Questar Gas is alleging breach of contract by QEP Field Services Company and is seeking an accounting and a declaratory judgment relating to the charges under the Gas Gathering Agreement. Also, on May 1, 2012, QEP Field Services Company filed a legal action against Questar Gas entitled QEP Field Services Company v. Questar Gas Company, in the Second District Court in Denver County, Colorado seeking declaratory judgment relating to its gathering service and charges under the same agreement. The charges under the Gas Gathering Agreement are included in Questar Gas's rates as part of its purchased gas costs. Depending on the outcome of the litigation, Questar Gas may seek approval to pay a refund to its customers. While Questar Gas intends to vigorously pursue its legal rights, the claims involve complex legal issues and uncertainties that make it difficult to predict the outcome of the cases and therefore management cannot determine at this time whether this litigation may have an adverse material effect on its financial position, results of operations or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity securities during the first quarter of 2012. The following table sets forth the Company's purchases of common stock registered under section 12 of the Exchange Act that occurred during the quarter ended March 31, 2012:

2012	Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Month #1 January 1, 2012 through January 31, 2012	37,298	$19.65	—	$100,000,000
Month #2 February 1, 2012 through February 29, 2012	28,282	$19.53	—	$100,000,000
Month #3 March 1, 2012 through March 31, 2012	289,963	$19.52	170,000	$96,698,220
Total	355,543	$19.53	170,000	$96,698,220

(1) The total number of shares purchased includes 37,298, 28,282 and 119,963 shares in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options in Month #1, Month #2 and Month #3, respectively. All other shares were purchased pursuant to the publicly announced program described below.

(2) On July 26, 2011 the Questar Board of Directors authorized a $100 million share repurchase program, which will be effective through 2012. Share repurchases may be made on the open market or through other transactions. Questar's management has sole discretion with respect to determining the timing and amount of these transactions.

Questar 2012 Form 10-Q	33

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibits No.	Exhibits

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1.	Questar Corporation ratio of earnings to fixed charges.

Questar Gas Company

12.2.	Questar Gas Company ratio of earnings to fixed charges.

Questar Pipeline Company

12.3.	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1.	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3.	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4.	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5.	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6.	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1.	Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2.	Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.3.	Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.4.	Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.5.	Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.6.	Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

Questar 2012 Form 10-Q	34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

May 3, 2012	/s/Ronald W. Jibson Ronald W. Jibson President and Chief Executive Officer, Questar and Questar Gas

May 3, 2012	/s/R. Allan Bradley R. Allan Bradley President and Chief Executive Officer, Questar Pipeline

May 3, 2012	/s/Kevin W. Hadlock Kevin W. Hadlock Executive Vice President and Chief Financial Officer, Questar, Questar Gas and Questar Pipeline

Questar 2012 Form 10-Q	35

Exhibits No.	Exhibits

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1.	Questar Corporation ratio of earnings to fixed charges.

Questar Pipeline Company

12.2.	Questar Gas Company ratio of earnings to fixed charges.

Questar Gas Company

12.3.	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1.	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3.	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4.	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5.	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6.	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1.	Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2.	Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.3.	Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.4.	Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.5.	Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.6.	Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

Questar 2012 Form 10-Q	36