Form 10-Q
period 2012-06-30
QUESTAR GAS CO; QUESTAR CORP; QUESTAR PIPELINE CO
filed 2012-08-01
CIK 68589, 751652, 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2012

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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of June 30, 2012:

Questar Corporation	without par value	175,699,454
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$130.2	$164.0	$496.2	$577.9	$883.8	$970.4
Wexpro	8.1	8.4	17.3	16.2	32.6	30.3
Questar Pipeline	50.1	50.5	100.6	98.8	199.2	200.1
Total Revenues	188.4	222.9	614.1	692.9	1,115.6	1,200.8

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	(11.5)	31.2	141.2	241.1	221.6	345.3
Operating and maintenance	39.7	39.8	96.4	91.2	181.1	175.9
General and administrative	29.9	26.2	59.0	59.2	117.7	116.5
Production and other taxes	12.6	13.1	26.9	26.7	52.7	49.5
Depreciation, depletion and amortization	45.5	38.9	89.7	78.3	171.3	155.4
Total Operating Expenses	116.2	149.2	413.2	496.5	744.4	842.6
Net gain from asset sales	0.4	—	2.6	0.1	2.7	0.5
OPERATING INCOME	72.6	73.7	203.5	196.5	373.9	358.7
Interest and other income	2.6	2.3	4.0	5.2	9.2	11.5
Income from unconsolidated affiliate	0.9	1.0	1.8	1.9	3.7	3.8
Interest expense	(15.1)	(14.8)	(29.8)	(30.8)	(55.8)	(59.6)
INCOME BEFORE INCOME TAXES	61.0	62.2	179.5	172.8	331.0	314.4
Income taxes	(21.8)	(21.9)	(65.1)	(62.6)	(118.9)	(112.8)
NET INCOME	$39.2	$40.3	$114.4	$110.2	$212.1	$201.6

Earnings Per Common Share
Basic	$0.22	$0.22	$0.64	$0.62	$1.19	$1.13
Diluted	0.22	0.22	0.64	0.62	1.19	1.13
Weighted-average common shares outstanding
Used in basic calculation	177.2	177.5	177.8	177.2	177.7	177.0
Used in diluted calculation	178.3	178.8	178.9	178.7	178.9	179.0
Dividends per common share	$0.1625	$0.1525	$0.325	$0.305	$0.64	$0.585

See notes accompanying the financial statements

Questar 2012 Form 10-Q	3

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Net income	$39.2	$40.3	$114.4	$110.2	$212.1	$201.6
Other comprehensive income (loss):
Pension and other postretirement benefits	—	—	—	—	(159.9)	(4.0)
Interest rate cash flow hedges	0.1	0.8	0.2	0.8	(37.8)	0.8
Income taxes	—	(0.3)	(0.1)	(0.3)	75.2	1.1
Net other comprehensive income (loss)	0.1	0.5	0.1	0.5	(122.5)	(2.1)
COMPREHENSIVE INCOME	$39.3	$40.8	$114.5	$110.7	$89.6	$199.5

See notes accompanying the financial statements

Questar 2012 Form 10-Q	4

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	June 30, 2011	Dec. 31, 2011
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$11.6
Accounts receivable, net	73.1	85.1	123.9
Unbilled gas accounts receivable	12.4	15.0	75.4
Gas stored underground	29.8	18.7	40.3
Materials and supplies	29.5	21.5	25.7
Current regulatory assets	25.2	33.2	31.7
Prepaid expenses and other	9.7	9.0	10.7
Deferred income taxes - current	16.2	14.8	16.1
Total Current Assets	195.9	197.3	335.4
Property, Plant and Equipment	5,170.1	4,759.8	4,984.1
Accumulated depreciation, depletion and amortization	(1,959.3)	(1,825.5)	(1,885.7)
Net Property, Plant and Equipment	3,210.8	2,934.3	3,098.4
Investment in unconsolidated affiliate	27.1	27.4	27.3
Noncurrent regulatory assets	20.1	20.5	21.0
Other noncurrent assets	43.5	41.9	50.7
TOTAL ASSETS	$3,497.4	$3,221.4	$3,532.8

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$11.8	$4.5	$—
Short-term debt	190.0	137.0	219.0
Accounts payable and accrued expenses	164.5	136.0	242.9
Current regulatory liabilities	5.1	24.8	15.4
Current portion of long-term debt and capital lease obligation	132.2	82.0	91.5
Total Current Liabilities	503.6	384.3	568.8
Long-term debt and capital lease obligation, less current portion	991.6	901.8	993.0
Deferred income taxes	561.0	536.5	500.2
Asset retirement obligations	65.6	65.2	63.8
Defined benefit pension plan and other postretirement benefits	266.2	149.5	309.7
Customer contributions-in-aid-of-construction	28.1	45.8	26.6
Regulatory and other noncurrent liabilities	37.5	32.2	37.2

COMMON SHAREHOLDERS' EQUITY
Common stock	468.3	506.4	514.7
Retained earnings	801.5	703.2	744.9
Accumulated other comprehensive (loss)	(226.0)	(103.5)	(226.1)
Total Common Shareholders' Equity	1,043.8	1,106.1	1,033.5
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$3,497.4	$3,221.4	$3,532.8
See notes accompanying the financial statements

Questar 2012 Form 10-Q	5

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended June 30,
	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$114.4	$110.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	93.6	83.1
Deferred income taxes	60.6	58.5
Share-based compensation	5.2	5.9
Net (gain) from asset sales	(2.6)	(0.1)
(Income) from unconsolidated affiliate	(1.8)	(1.9)
Distributions from unconsolidated affiliate and other	2.2	2.4
Changes in operating assets and liabilities	33.4	111.3
NET CASH PROVIDED BY OPERATING ACTIVITIES	305.0	369.4

INVESTING ACTIVITIES
Property, plant and equipment	(190.8)	(143.4)
Cash used in disposition of assets	(1.7)	(1.1)
Proceeds from disposition of assets	0.4	0.2
NET CASH USED IN INVESTING ACTIVITIES	(192.1)	(144.3)

FINANCING ACTIVITIES
Common stock issued	3.8	5.6
Common stock repurchased	(56.8)	(2.6)
Change in short-term debt	(29.0)	(105.0)
Long-term debt and capital lease obligation repaid	(0.4)	(100.0)
Checks outstanding in excess of cash balances	11.8	4.5
Dividends paid	(57.8)	(54.1)
Tax benefits from share-based compensation	3.9	4.7
NET CASH USED IN FINANCING ACTIVITIES	(124.5)	(246.9)
Change in cash and cash equivalents	(11.6)	(21.8)
Beginning cash and cash equivalents	11.6	21.8
Ending cash and cash equivalents	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Transaction:
During 2012, Questar incurred a capital lease obligation of $40.8 million in connection with a lease agreement on a new headquarters building.

See notes accompanying the financial statements

Questar 2012 Form 10-Q	6

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
REVENUES
From unaffiliated customers	$130.2	$164.0	$496.2	$577.9	$883.8	$970.4
From affiliated company	1.0	1.0	1.8	1.8	3.3	2.5
Total Revenues	131.2	165.0	498.0	579.7	887.1	972.9

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	75.5	109.8	311.7	398.5	558.9	657.2
Operating and maintenance	24.9	24.4	65.8	61.8	122.5	112.7
General and administrative	12.7	10.2	24.4	24.8	50.6	51.9
Depreciation and amortization	11.8	10.9	23.6	21.8	46.3	43.2
Other taxes	4.8	4.0	9.2	8.3	15.9	14.5
Total Operating Expenses	129.7	159.3	434.7	515.2	794.2	879.5
OPERATING INCOME	1.5	5.7	63.3	64.5	92.9	93.4
Interest and other income	1.2	1.3	2.4	2.9	4.9	6.4
Interest expense	(6.5)	(6.5)	(13.3)	(13.1)	(26.1)	(26.0)
INCOME (LOSS) BEFORE INCOME TAXES	(3.8)	0.5	52.4	54.3	71.7	73.8
Income taxes	1.5	(0.1)	(19.8)	(20.5)	(26.8)	(27.0)
NET INCOME (LOSS)	$(2.3)	$0.4	$32.6	$33.8	$44.9	$46.8

See notes accompanying the financial statements

Questar 2012 Form 10-Q	7

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2012	June 30, 2011	Dec. 31, 2011
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$5.0
Accounts receivable, net	28.4	50.3	77.6
Unbilled gas accounts receivable	12.3	14.7	75.2
Accounts receivable from affiliates	22.7	1.8	1.8
Gas stored underground	29.4	18.7	40.3
Materials and supplies	12.9	10.3	12.2
Current regulatory assets	18.5	33.1	26.5
Prepaid expenses and other	4.0	3.3	3.1
Deferred income taxes - current	5.6	4.3	5.6
Total Current Assets	133.8	136.5	247.3
Property, Plant and Equipment	1,990.7	1,856.1	1,927.0
Accumulated depreciation and amortization	(763.8)	(734.9)	(749.6)
Net Property, Plant and Equipment	1,226.9	1,121.2	1,177.4
Noncurrent regulatory assets	15.1	14.8	15.1
Goodwill	5.6	5.6	5.6
Other noncurrent assets	2.1	2.4	2.3
TOTAL ASSETS	$1,383.5	$1,280.5	$1,447.7

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$5.4	$2.9	$—
Notes payable to Questar	102.1	44.0	142.7
Accounts payable and accrued expenses	78.8	56.7	112.3
Accounts payable to affiliates	43.6	36.2	41.9
Customer advances	19.9	9.7	25.0
Current regulatory liabilities	3.4	21.3	14.2
Current portion of long-term debt	131.5	2.0	91.5
Total Current Liabilities	384.7	172.8	427.6
Long-term debt, less current portion	236.5	368.0	276.5
Deferred income taxes	260.6	253.7	259.8
Customer contributions-in-aid-of-construction	28.1	45.8	26.6
Regulatory and other noncurrent liabilities	4.5	5.5	4.8

COMMON SHAREHOLDER'S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	172.0	150.9	171.4
Retained earnings	274.1	260.8	258.0
Total Common Shareholder's Equity	469.1	434.7	452.4
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,383.5	$1,280.5	$1,447.7

See notes accompanying the financial statements

Questar 2012 Form 10-Q	8

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended June 30,
	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$32.6	$33.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.1	24.0
Deferred income taxes	0.8	20.4
Share-based compensation	0.6	0.6
Changes in operating assets and liabilities	73.9	94.4
NET CASH PROVIDED BY OPERATING ACTIVITIES	134.0	173.2

INVESTING ACTIVITIES
Property, plant and equipment	(85.9)	(55.2)
Cash used in disposition of assets	(1.6)	(1.0)
Proceeds from disposition of assets	0.2	0.2
NET CASH USED IN INVESTING ACTIVITIES	(87.3)	(56.0)

FINANCING ACTIVITIES
Change in notes payable to Questar	(40.6)	(109.6)
Checks outstanding in excess of cash balances	5.4	2.9
Dividends paid	(16.5)	(15.2)
NET CASH USED IN FINANCING ACTIVITIES	(51.7)	(121.9)
Change in cash and cash equivalents	(5.0)	(4.7)
Beginning cash and cash equivalents	5.0	4.7
Ending cash and cash equivalents	$—	$—

See notes accompanying the financial statements

Questar 2012 Form 10-Q	9

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
REVENUES
From unaffiliated customers	$50.1	$50.5	$100.6	$98.8	$199.2	$200.1
From affiliated companies	18.3	18.7	36.8	37.3	73.9	74.0
Total Revenues	68.4	69.2	137.4	136.1	273.1	274.1

OPERATING EXPENSES
Operating and maintenance	8.7	10.3	17.3	18.9	33.7	42.2
General and administrative	12.4	11.1	24.5	24.2	46.8	44.2
Depreciation and amortization	13.5	12.8	27.0	25.1	53.1	48.9
Other taxes	2.4	2.3	4.9	5.4	9.6	9.6
Cost of goods sold (excluding operating expenses shown separately)	0.7	1.0	1.2	1.6	2.7	3.0
Total Operating Expenses	37.7	37.5	74.9	75.2	145.9	147.9
Net gain from asset sales	0.1	—	0.1	0.1	0.3	0.8
OPERATING INCOME	30.8	31.7	62.6	61.0	127.5	127.0
Interest and other income	0.3	0.1	0.3	1.0	0.2	1.1
Income from unconsolidated affiliate	0.9	1.0	1.8	1.9	3.7	3.8
Interest expense	(6.6)	(6.8)	(13.2)	(13.9)	(23.8)	(28.0)
INCOME BEFORE INCOME TAXES	25.4	26.0	51.5	50.0	107.6	103.9
Income taxes	(9.3)	(9.4)	(18.8)	(18.1)	(38.9)	(37.7)
NET INCOME	$16.1	$16.6	$32.7	$31.9	$68.7	$66.2

See notes accompanying the financial statements

Questar 2012 Form 10-Q	10

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Net income	$16.1	$16.6	$32.7	$31.9	$68.7	$66.2
Other comprehensive income (loss):
Interest rate cash flow hedges	0.1	0.8	0.2	0.8	(37.8)	0.8
Income taxes	—	(0.3)	(0.1)	(0.3)	14.0	(0.3)
Net other comprehensive income (loss)	0.1	0.5	0.1	0.5	(23.8)	0.5
COMPREHENSIVE INCOME	$16.2	$17.1	$32.8	$32.4	$44.9	$66.7

See notes accompanying the financial statements

Questar 2012 Form 10-Q	11

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	June 30, 2011	Dec. 31, 2011
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$0.3	$0.2	$3.4
Notes receivable from Questar	18.8	—	8.8
Accounts receivable, net	18.9	19.2	19.1
Accounts receivable from affiliates	27.9	19.6	20.2
Materials and supplies	9.0	7.0	7.4
Current regulatory assets	6.7	0.1	5.2
Prepaid expenses and other	3.7	4.0	4.4
Deferred income taxes - current	1.8	1.2	1.8
Total Current Assets	87.1	51.3	70.3
Property, Plant and Equipment	1,804.6	1,739.4	1,790.4
Accumulated depreciation and amortization	(609.2)	(569.2)	(586.7)
Net Property, Plant and Equipment	1,195.4	1,170.2	1,203.7
Investment in unconsolidated affiliate	27.1	27.4	27.3
Goodwill	4.2	4.2	4.2
Regulatory and other noncurrent assets	8.9	8.3	10.1
TOTAL ASSETS	$1,322.7	$1,261.4	$1,315.6

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Notes payable to Questar	$—	$49.3	$—
Accounts payable and accrued expenses	40.0	25.7	31.7
Accounts payable to affiliates	4.0	2.8	5.5
Current regulatory liabilities	1.7	3.5	1.2
Current portion of long-term debt	—	80.0	—
Total Current Liabilities	45.7	161.3	38.4
Long-term debt, less current portion	459.0	281.0	459.0
Deferred income taxes	200.2	198.8	201.4
Regulatory and other noncurrent liabilities	13.5	15.6	14.7

COMMON SHAREHOLDER'S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	346.6	344.9	345.7
Retained earnings	274.4	252.7	273.2
Accumulated other comprehensive income (loss)	(23.3)	0.5	(23.4)
Total Common Shareholder's Equity	604.3	604.7	602.1
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,322.7	$1,261.4	$1,315.6

See notes accompanying the financial statements

Questar 2012 Form 10-Q	12

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended June 30,
	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$32.7	$31.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.3	26.6
Deferred income taxes	3.5	18.4
Share-based compensation	1.0	0.9
Net (gain) from asset sales	(0.1)	(0.1)
(Income) from unconsolidated affiliate	(1.8)	(1.9)
Distributions from unconsolidated affiliate and other	2.2	2.4
Changes in operating assets and liabilities	(2.2)	(6.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	63.6	71.7

INVESTING ACTIVITIES
Property, plant and equipment	(25.3)	(40.9)
Cash used in disposition of assets	(0.1)	(0.1)
Proceeds from disposition of assets	0.2	—
NET CASH USED IN INVESTING ACTIVITIES	(25.2)	(41.0)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(10.0)	30.3
Change in notes payable to Questar	—	49.3
Long-term debt repaid	—	(100.0)
Dividends paid	(31.5)	(15.4)
NET CASH USED IN FINANCING ACTIVITIES	(41.5)	(35.8)
Change in cash and cash equivalents	(3.1)	(5.1)
Beginning cash and cash equivalents	3.4	5.3
Ending cash and cash equivalents	$0.3	$0.2

See notes accompanying the financial statements

Questar 2012 Form 10-Q	13

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

The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, six and 12 months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Comprehensive income attributable to Questar, as reported in Questar's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income attributable to Questar as reported in the Consolidated Statements of Income and other comprehensive income (loss) (OCI). OCI includes recognition of the under-funded position of pension and other postretirement benefit plans, changes in the fair value of long-term investment, interest rate cash flow hedges and income taxes. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized when the pension or other postretirement benefit costs are accrued, when the long-term investment is sold or otherwise realized and as the Company records interest expense for hedged interest payments. The

Questar 2012 Form 10-Q	14

components of consolidated accumulated other comprehensive income (loss) (AOCI), net of income taxes, as reported in Questar's Condensed Consolidated Balance Sheets, are shown below:

	June 30, 2012	June 30, 2011	Dec. 31, 2011
	(in millions)
Pension and other postretirement benefits	$(202.8)	$(104.1)	$(202.8)
Interest rate cash flow hedges	(23.3)	0.5	(23.4)
Long-term investment	0.1	0.1	0.1
Accumulated other comprehensive (loss)	$(226.0)	$(103.5)	$(226.1)

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

	June 30, 2012	June 30, 2011	Dec. 31, 2011
	(in millions)
Interest rate cash flow hedges	$(23.3)	$0.5	$(23.4)
Accumulated other comprehensive income (loss)	$(23.3)	$0.5	$(23.4)

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

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Weighted-average basic common shares outstanding	177.2	177.5	177.8	177.2	177.7	177.0
Potential number of shares issuable under the Company's LTSIP	1.1	1.3	1.1	1.5	1.2	2.0
Weighted-average diluted common shares outstanding	178.3	178.8	178.9	178.7	178.9	179.0

Note 5 - Asset Retirement Obligations

Questar records an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset. At Questar, AROs apply primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. The fair value of retirement costs is estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. Income or expense resulting from the settlement of ARO liabilities is included in net gain (loss) from asset sales in the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-

Questar 2012 Form 10-Q	15

free interest rate. Changes in Questar's AROs from the Consolidated Balance Sheets for the six months ended June 30 were as follows:

	6 Months Ended
	June 30,
	2012	2011
	(in millions)
AROs at beginning of year	$63.8	$60.9
Accretion	1.5	1.5
Liabilities incurred	1.7	0.6
Revisions in estimated cash flows	(1.2)	2.4
Liabilities settled	(0.2)	(0.2)
AROs at June 30,	$65.6	$65.2

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

Note 6 - Fair Value Measurements

Questar complies with the provisions of the accounting standards for fair value measurements and disclosures. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company had no assets or liabilities measured using Level 3 inputs at June 30, 2012, June 30, 2011 or December 31, 2011.

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

Questar
The following table discloses the carrying amount, estimated fair value, and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2012		June 30, 2011		Dec. 31, 2011
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$—	$—	$11.6	$11.6
Long-term investment	1	14.7	14.7	13.7	13.7	14.4	14.4
Financial liabilities
Checks outstanding in excess of cash balances	1	11.8	11.8	4.5	4.5	—	—
Short-term debt	1	190.0	190.0	137.0	137.0	219.0	219.0
Long-term debt, including current portion	2	1,083.4	1,245.5	983.8	1,085.7	1,084.5	1,223.4

Questar 2012 Form 10-Q	16

The carrying amounts of cash and cash equivalents, checks outstanding in excess of cash balances and short-term debt approximate fair value. The long-term investment is recorded at fair value and consists of money market and short-term bond index mutual funds held in Wexpro's trust (see Note 5). The fair value of the long-term investment is based on quoted prices for the underlying funds. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit-risk adjusted borrowing rates.

The fair values of the Company's derivative instruments are the same as their carrying amounts, and are disclosed in Note 7. The fair values of derivative instruments, which consist entirely of spot and forward starting interest rate swaps, are estimated using a standard discounted cash flow model using observable market-based forward interest rates obtained from third-party financial institutions, and are considered Level 2 fair value measurements.

Questar Gas
The following table discloses the carrying amount, estimated fair value, and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2012		June 30, 2011		Dec. 31, 2011
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$—	$—	$5.0	$5.0
Financial liabilities
Checks outstanding in excess of cash balances	1	5.4	5.4	2.9	2.9	—	—
Notes payable to Questar	1	102.1	102.1	44.0	44.0	142.7	142.7
Long-term debt, including current portion	2	368.0	449.1	370.0	424.2	368.0	445.4

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

Questar Pipeline
The following table discloses the carrying amount, estimated fair value, and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2012		June 30, 2011		Dec. 31, 2011
		(in millions)
Financial assets
Cash and cash equivalents	1	$0.3	$0.3	$0.2	$0.2	$3.4	$3.4
Notes receivable from Questar	1	18.8	18.8	—	—	8.8	8.8
Financial liabilities
Notes payable to Questar	1	—	—	49.3	49.3	—	—
Long-term debt, including current portion	2	459.0	535.9	361.0	405.3	459.0	519.4

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

Note 7 - Derivative Instruments and Hedging Activities

Questar and its subsidiaries may enter into derivative instruments to manage exposure to changes in current and future market interest rates. In order to mitigate its exposure to changes in the fair value of its fixed-rate corporate debt resulting from changes in benchmark interest rates, in the second quarter of 2011 Questar executed a fixed-to-floating interest rate swap transaction with a counterparty and converted $125.0 million of its 2.75% fixed rate long-term debt to floating rate debt. The 2.75% rate was swapped for a London Interbank Offered Rate (LIBOR)-based floating rate. Questar terminated and settled this hedge transaction in March 2012, for a deferred gain of $7.2 million, which is being amortized to interest expense through the maturity of the notes in 2016. Prior to its termination, this swap was accounted for as a fair value hedge under the accounting standards for derivatives and hedging.

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

All derivative instruments are required to be recorded on the balance sheet as either assets or liabilities measured at fair value. The designation of a derivative instrument as a hedge and its ability to meet hedge accounting criteria determines how the changes in fair value of the derivative instrument are reflected in the consolidated financial statements. A derivative instrument qualifies for fair value hedge accounting if, at inception and throughout its life, the derivative is expected to be highly effective in offsetting the changes in fair value of the hedged debt attributable to the hedged interest rate. Changes in the fair value of a derivative instrument qualifying and designated as a fair value hedge as well as the offsetting changes in the fair value of the hedged debt attributable to the hedged interest rate are recorded currently in the Consolidated Statements of Income. A derivative instrument qualifies for cash flow hedge accounting if, at inception and throughout its life, the derivative is expected to be highly effective in offsetting the changes in expected cash flows of the hedged interest payments. Changes in the effective portion of the fair value of a derivative instrument qualifying and designated as a cash flow hedge are initially recorded as a component of OCI in the period and remain in AOCI in the Consolidated Balance Sheets until they are reclassified into earnings as the Company records interest expense for the hedged interest payments. Ineffective portions of a qualifying and designated cash flow hedge are recorded immediately in earnings.

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

The following table presents the pre-tax effects of the derivative instruments designated as a fair value hedge (including the hedged item) and cash flow hedges on the Consolidated Statements of Income as well as the pre-tax effects of the derivative instruments designated as cash flow hedges on OCI:

Questar 2012 Form 10-Q	18

		3 Months Ended		6 Months Ended		12 Months Ended
	Financial Statement	June 30,		June 30,		June 30,
Instrument and Activity	Location of Gain (Loss)	2012	2011	2012	2011	2012	2011
		(in millions)
Fair Value Hedge
Questar Corporation
Interest rate derivative instrument
Realized gain	Interest expense	$—	$3.9	$—	$3.9	$5.9	$3.9
2.75% Notes due 2016
Unrealized loss	Interest expense	—	(3.9)	—	(3.9)	(5.9)	(3.9)

Cash Flow Hedges
Questar Pipeline
Interest rate derivative instruments
Deferrals of effective portions	OCI	—	0.8	—	0.8	(38.1)	0.8
Losses reclassified from AOCI into earnings for effective portions	Interest expense	(0.1)	—	(0.2)	—	(0.3)	—

There was no ineffectiveness recognized on the fair value hedge for the three, six and 12 months ended June 30, 2012 and 2011. There was no ineffectiveness recognized on the cash flow hedges for the three and six months ended June 30, 2012 and 2011 and the 12 months ended June 30, 2011. Ineffectiveness recognized on the cash flow hedges was de minimis in the 12 months ended June 30, 2012. Reclassifications into earnings of amounts reported in AOCI will continue as interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.5 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. As of June 30, 2012, the Company is not hedging any exposure to variability in future cash flows of forecasted transactions.

The following table discloses the Level 2 fair values of the asset and liability derivative instruments designated as hedges in the Condensed Consolidated Balance Sheets:

Instrument	Balance Sheet Location	June 30, 2012	June 30, 2011	Dec. 31, 2011
		(in millions)
Assets
Questar Corporation
Interest rate derivative instrument	Prepaid expenses and other	$—	$0.7	$1.1
Interest rate derivative instrument	Other noncurrent assets	—	3.2	7.8
Questar Pipeline
Interest rate derivative instruments	Prepaid expenses and other	—	1.0	—
Consolidated total - derivative assets		$—	$4.9	$8.9

Liabilities
Questar Pipeline
Interest rate derivative instruments	Accounts payable and accrued expenses	$—	$0.2	$—
Consolidated total - derivative liabilities		$—	$0.2	$—

Note 8 - Share-Based Compensation

Questar may issue stock options, restricted shares, restricted stock units and performance shares to certain officers, employees and non-employee directors under its LTSIP. Questar recognizes expense over time as the stock options, restricted shares, restricted stock units and performance shares vest. Total share-based compensation expense amounted to $5.2 million for the first half of 2012 compared to $5.9 million in 2011. Deferred share-based compensation, representing the unvested value of

Questar 2012 Form 10-Q	19

restricted share awards and restricted stock unit awards, amounted to $6.3 million at June 30, 2012. Deferred share-based compensation is included in common stock on the Condensed Consolidated Balance Sheets. First half cash flow from income tax benefits in excess of recognized compensation expense amounted to $3.9 million in 2012 compared to $4.7 million in 2011. There were 6,612,365 shares available for future grants at June 30, 2012.

Unvested stock options decreased by 88,396 shares to 29,398 shares in the first half of 2012. Questar did not grant any stock options in the first half of 2012. Stock-option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Price Range			Weighted-average Price
Balance at December 31, 2011	1,773,635	$3.70	-	$17.35	$8.54
Exercised	(162,040)	3.70	-	13.10	4.68
Balance at June 30, 2012	1,611,595	$4.37	-	$17.35	$8.93

Options Outstanding						Options Exercisable		Unvested Options
Range of exercise prices			Number outstanding at June 30, 2012	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at June 30, 2012	Weighted-average exercise price	Number unvested at June 30, 2012	Weighted- average exercise price
$4.37	-	$7.84	743,888	0.8	$4.83	743,888	$4.83	—	$—
11.40	-	12.43	539,174	2.4	11.78	539,174	11.78	—	—
13.10	-	17.35	328,533	4.1	13.52	299,135	13.56	29,398	13.10
			1,611,595	2.0	$8.93	1,582,197	$8.85	29,398	$13.10

Restricted share grants typically vest in equal installments over a three- or four-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average remaining vesting period of unvested restricted shares at June 30, 2012, was 17 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted Shares Outstanding	Price Range			Weighted-average Price
Balance at December 31, 2011	771,550	$11.40	-	$17.97	$16.22
Granted	357,678			19.39	19.39
Distributed	(257,510)	11.40	-	17.97	16.21
Forfeited	(8,786)	13.10	-	19.39	17.66
Balance at June 30, 2012	862,932	$13.10	-	$19.39	$17.52

Restricted stock unit grants typically vest in equal installments over a three-year period from the grant date. At June 30, 2012, Questar's outstanding restricted stock units totaled 70,231 with a weighted-average price of $15.42 per share and a weighted-average remaining vesting period of nine months.

In the first quarter of 2012, Questar granted to certain Company executive officers a total of 136,846 performance shares under the terms of the LTSIP. The awards were designed to motivate and reward these executives for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each executive officer is subject to adjustment upward or downward based on the Company's performance over the three-year performance period ending December 31, 2014 with respect to specified performance criteria relative to a specified peer group of companies. The actual performance shares awarded, if any, will be distributed in the first quarter of 2015 so long as such executive officer was employed by the Company or its affiliates as of December 31, 2014. Half of any award will be distributed in shares of Company common stock and half in cash. The Monte Carlo simulation method was used to estimate the grant-date fair value of the performance share awards at $25.42 per share. Equity- and liability-based performance share compensation expense amounted to $1.0 million in the first half of 2012 and $0.4 million in the first half of 2011.

Questar 2012 Form 10-Q	20

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

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Revenues from Unaffiliated Customers
Questar Gas	$130.2	$164.0	$496.2	$577.9	$883.8	$970.4
Wexpro	8.1	8.4	17.3	16.2	32.6	30.3
Questar Pipeline	50.1	50.5	100.6	98.8	199.2	200.1
Total	$188.4	$222.9	$614.1	$692.9	$1,115.6	$1,200.8

Revenues from Affiliated Companies
Questar Gas	$1.0	$1.0	$1.8	$1.8	$3.3	$2.5
Wexpro	69.6	61.1	135.3	122.0	266.9	241.5
Questar Pipeline	18.3	18.7	36.8	37.3	73.9	74.0
Total	$88.9	$80.8	$173.9	$161.1	$344.1	$318.0

Operating Income
Questar Gas	$1.5	$5.7	$63.3	$64.5	$92.9	$93.4
Wexpro	39.7	36.1	76.9	70.6	152.0	138.2
Questar Pipeline	30.8	31.7	62.6	61.0	127.5	127.0
Corporate and other	0.6	0.2	0.7	0.4	1.5	0.1
Total	$72.6	$73.7	$203.5	$196.5	$373.9	$358.7

Net Income (Loss)
Questar Gas	$(2.3)	$0.4	$32.6	$33.8	$44.9	$46.8
Wexpro	25.8	23.7	50.1	46.0	99.3	90.9
Questar Pipeline	16.1	16.6	32.7	31.9	68.7	66.2
Corporate and other	(0.4)	(0.4)	(1.0)	(1.5)	(0.8)	(2.3)
Total	$39.2	$40.3	$114.4	$110.2	$212.1	$201.6

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

Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified pension plan as determined by the Employee Retirement Income Security Act and Internal Revenue Code. The 2012 estimated qualified pension expense is $33.1 million. The projected 2012 qualified pension plan funding is $78.6 million.

The Company also has a nonqualified pension plan for eligible employees who participate in the qualified pension plan, which provides a "make-up" benefit due to the limits on compensation that can be taken into account in determining benefits under the

Questar 2012 Form 10-Q	21

qualified pension plan. The nonqualified pension plan is unfunded; claims are paid from the Company's general funds. The 2012 nonqualified pension plan expense is estimated to be $2.0 million. Components of the qualified and nonqualified pension expense included in the determination of net income are listed in the table below:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Service cost	$3.2	$2.2	$6.5	$4.4	$11.4	$8.8
Interest cost	7.8	7.1	15.5	14.2	29.8	27.1
Expected return on plan assets	(8.0)	(6.3)	(15.7)	(12.6)	(29.1)	(24.2)
Prior service and other costs	0.3	0.3	0.5	0.6	1.0	1.1
Recognized net actuarial loss	5.4	2.6	10.8	5.2	17.7	9.9
Curtailment costs	0.1	—	0.2	—	1.0	2.1
Pension expense	$8.8	$5.9	$17.8	$11.8	$31.8	$24.8

The Company currently estimates a $6.0 million expense for postretirement benefits other than pensions in 2012 before $0.8 million for accretion of a regulatory liability. Postretirement benefit expense components are listed in the table below:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Service cost	$0.2	$0.1	$0.3	$0.3	$0.5	$0.6
Interest cost	0.9	1.1	1.8	2.2	3.8	4.2
Expected return on plan assets	(0.6)	(0.6)	(1.1)	(1.3)	(2.4)	(2.6)
Amortization of transition obligation	0.4	0.4	0.8	0.9	1.8	1.9
Amortization of losses	0.5	0.2	1.1	0.3	1.1	0.5
Accretion of regulatory liability	0.2	0.2	0.4	0.4	0.8	0.8
Curtailment costs	—	—	—	—	—	0.3
Postretirement benefits expense	$1.6	$1.4	$3.3	$2.8	$5.6	$5.7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2011 Form 10-K and analyzes the changes in the results of operations between the three, six and 12 months ended June 30, 2012, and June 30, 2011. For definitions of commonly used terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2011 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income (loss) by line of business:

Questar 2012 Form 10-Q	22

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2012	2011	Change	2012	2011	Change	2012	2011	Change
	(in millions, except per-share amounts)
Questar Gas	$(2.3)	$0.4	$(2.7)	$32.6	$33.8	$(1.2)	$44.9	$46.8	$(1.9)
Wexpro	25.8	23.7	2.1	50.1	46.0	4.1	99.3	90.9	8.4
Questar Pipeline	16.1	16.6	(0.5)	32.7	31.9	0.8	68.7	66.2	2.5
Corporate and other	(0.4)	(0.4)	—	(1.0)	(1.5)	0.5	(0.8)	(2.3)	1.5
Net income	$39.2	$40.3	$(1.1)	$114.4	$110.2	$4.2	$212.1	$201.6	$10.5
Earnings per share - diluted	$0.22	$0.22	$—	$0.64	$0.62	$0.02	$1.19	$1.13	$0.06
Average diluted shares	178.3	178.8	(0.5)	178.9	178.7	0.2	178.9	179.0	(0.1)

QUESTAR GAS
Questar Gas reported a net loss of $2.3 million in the second quarter of 2012 compared to net income of $0.4 million in the second quarter of 2011. Questar Gas net income was $32.6 million in the first half of 2012 compared to $33.8 million in the first half of 2011. Net income was $44.9 million in the 12 months ended June 30, 2012, compared to $46.8 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year. Following is a summary of Questar Gas financial and operating results:

Questar 2012 Form 10-Q	23

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2012	2011	Change	2012	2011	Change	2012	2011	Change
	(in millions)
Net Income
Revenues
Residential and commercial sales	$114.1	$146.1	$(32.0)	$461.4	$542.9	$(81.5)	$811.5	$902.6	$(91.1)
Industrial sales	6.0	7.1	(1.1)	12.8	14.5	(1.7)	28.0	28.8	(0.8)
Transportation for industrial customers	2.7	2.6	0.1	5.5	5.3	0.2	11.5	9.6	1.9
Service	1.2	1.4	(0.2)	2.7	3.0	(0.3)	4.8	4.7	0.1
Other	7.2	7.8	(0.6)	15.6	14.0	1.6	31.3	27.2	4.1
Total revenues	131.2	165.0	(33.8)	498.0	579.7	(81.7)	887.1	972.9	(85.8)
Cost of natural gas sold	75.5	109.8	(34.3)	311.7	398.5	(86.8)	558.9	657.2	(98.3)
Margin	55.7	55.2	0.5	186.3	181.2	5.1	328.2	315.7	12.5
Other operating expenses
Operating and maintenance	24.9	24.4	0.5	65.8	61.8	4.0	122.5	112.7	9.8
General and administrative	12.7	10.2	2.5	24.4	24.8	(0.4)	50.6	51.9	(1.3)
Depreciation and amortization	11.8	10.9	0.9	23.6	21.8	1.8	46.3	43.2	3.1
Other taxes	4.8	4.0	0.8	9.2	8.3	0.9	15.9	14.5	1.4
Total Other Operating Expenses	54.2	49.5	4.7	123.0	116.7	6.3	235.3	222.3	13.0
OPERATING INCOME	1.5	5.7	(4.2)	63.3	64.5	(1.2)	92.9	93.4	(0.5)
Interest and other income	1.2	1.3	(0.1)	2.4	2.9	(0.5)	4.9	6.4	(1.5)
Interest expense	(6.5)	(6.5)	—	(13.3)	(13.1)	(0.2)	(26.1)	(26.0)	(0.1)
Income taxes	1.5	(0.1)	1.6	(19.8)	(20.5)	0.7	(26.8)	(27.0)	0.2
NET INCOME (LOSS)	$(2.3)	$0.4	$(2.7)	$32.6	$33.8	$(1.2)	$44.9	$46.8	$(1.9)

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	13.4	19.3	(5.9)	57.0	68.2	(11.2)	102.1	110.9	(8.8)
Industrial sales	1.2	1.1	0.1	2.4	2.3	0.1	5.1	4.5	0.6
Transportation for industrial customers	14.8	11.1	3.7	30.4	25.3	5.1	57.6	55.1	2.5
Total industrial	16.0	12.2	3.8	32.8	27.6	5.2	62.7	59.6	3.1
Total Deliveries	29.4	31.5	(2.1)	89.8	95.8	(6.0)	164.8	170.5	(5.7)
Natural gas revenue (per dth)
Residential and commercial sales	$8.48	$7.59	$0.89	$8.09	$7.96	$0.13	$7.94	$8.14	$(0.20)
Industrial sales	4.92	6.06	(1.14)	5.27	6.09	(0.82)	5.64	6.14	(0.50)
Transportation for industrial customers	0.18	0.23	(0.05)	0.18	0.21	(0.03)	0.20	0.17	0.03
Colder (warmer) than normal temperatures	(18%)	53%	(71%)	(14%)	14%	(28%)	(9%)	5%	(14%)
Temperature-adjusted usage per customer (dth)	15.9	17.0	(1.1)	66.4	67.0	(0.6)	110.5	110.8	(0.3)
Customers at June 30, (in thousands)	924	914	10

Margin Analysis
Questar Gas margin (revenues minus gas costs) increased $0.5 million in the second quarter of 2012 compared to the second quarter of 2011, increased $5.1 million in the first half of 2012 compared to the first half of 2011 and increased $12.5 million in

Questar 2012 Form 10-Q	24

the 12 months ended June 30, 2012 compared to the 12 months ended June 30, 2011. Following is a summary of major changes in Questar Gas margin:

	3 Months 2012 vs. 2011	6 Months 2012 vs. 2011	12 Months 2012 vs. 2011
	(in millions)
Customer growth	$0.5	$1.7	$2.9
Feeder line cost recovery	0.8	3.0	5.5
Demand-side management cost recovery	0.4	2.5	5.3
Recovery of gas-cost portion of bad-debt costs	(0.9)	(1.7)	(2.4)
Other	(0.3)	(0.4)	1.2
Increase	$0.5	$5.1	$12.5

On June 30, 2012, Questar Gas served 924,239 customers, up 1.2% from 913,571 at June 30, 2011. Customer growth increased the margin by $0.5 million in the second quarter of 2012, $1.7 million in the first half of 2012 and $2.9 million in the 12 months ended June 30, 2012.

Questar Gas has benefited from a conservation-enabling (revenue decoupling) tariff since 2006. Under this tariff, Questar Gas is allowed to earn a margin for each general-service customer. Differences between the margin and the amount billed to customers are recovered from customers or refunded to customers through future rate changes. Because of this tariff, changes in usage per customer do not impact the company's margin. In addition, a weather-normalization adjustment of customer bills offsets the revenue impact of temperature variations.

On April 8, 2010, the Public Service Commission of Utah (PSCU) approved a settlement in Questar Gas's Utah general rate case to increase the utility's allowed return on equity from 10% to 10.35% and to indefinitely extend the existing conservation-enabling (revenue decoupling) tariff. The stipulation agreement increased customer rates by $5.0 million annually effective August 1, 2010.

The stipulation further approves an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. Questar Gas recognized $0.8 million of increased margin due to the infrastructure tracking mechanism in the second quarter of 2012, $3.0 million in the first half of 2012 and $5.5 million in the 12 months ended June 30, 2012.

Questar Gas margin increased during the three-, six- and 12-month periods ended June 30, 2012, due to higher recovery of demand-side management costs used to promote energy conservation by customers. Changes in the margin contribution from demand-side management recovery revenues are offset by equivalent changes in program expenses.

Expenses
Cost of natural gas sold decreased 31% in the second quarter of 2012, 22% in the first half of 2012 and 15% in the 12 months ended June 30, 2012, compared to the same periods of 2011 due to lower volumes and lower rates. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of June 30, 2012, Questar Gas had a $0.6 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred. During the second quarter of 2012, Questar Gas credited $43.0 million of its over-collected balance to customers.

Operating and maintenance expenses increased $0.5 million in the second quarter of 2012, increased $4.0 million in the first half of 2012 and increased $9.8 million in the 12 months ended June 30, 2012, compared to the same periods of 2011. These increases included higher demand-side management costs of $0.4 million, $2.5 million and $5.3 million for the three-, six- and 12-month periods, respectively. The demand-side management costs are for the company's energy efficiency program and are recovered from customers through periodic rate changes. General and administrative expenses increased $2.5 million in the 2012 second quarter, decreased $0.4 million in the 2012 first half and decreased $1.3 million in the 12 months ended June 30, 2012, compared to the prior year periods. The increase in the second quarter of 2012 was due to higher employee and corporate allocated costs. The decreases in the first half of 2012 and 12 months ended June 30, 2012 are due to lower employee costs including allocations of corporate costs. Operating, maintenance, general and administrative expenses per customer, exclusive

Questar 2012 Form 10-Q	25

of demand-side management costs, were $141 in the 12 months ended June 30, 2012, compared to $140 in the 12 months ended June 30, 2011.

Other taxes increased 20% in the second quarter of 2012, increased 11% in the first half of 2012 and increased 10% in the 12 months ended June 30, 2012, compared to year-earlier periods due to increased property taxes.

Depreciation expense increased 8% in the second quarter and first half of 2012 and increased 7% in the 12 months ended June 30, 2012, compared to the 2011 periods. The higher depreciation was caused by plant additions driven by customer growth and feeder line replacements.

WEXPRO
Wexpro reported income of $25.8 million in the second quarter of 2012 compared to $23.7 million in the second quarter of 2011, a 9% increase. Wexpro earned $50.1 million in the first half of 2012 compared to $46.0 million in the first half of 2011. Wexpro earned $99.3 million for the 12 months ending June 30, 2012 compared to $90.9 million for the year-earlier period. Following is a summary of Wexpro financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2012	2011	Change	2012	2011	Change	2012	2011	Change
	(in millions)
Net Income
Revenues
Operator service fee	$68.3	$61.3	$7.0	$133.9	$122.4	$11.5	$265.0	$242.9	$22.1
Oil and NGL sales	9.3	7.9	1.4	18.5	15.5	3.0	34.3	28.4	5.9
Other	0.1	0.3	(0.2)	0.2	0.3	(0.1)	0.2	0.5	(0.3)
Total Revenues	77.7	69.5	8.2	152.6	138.2	14.4	299.5	271.8	27.7
Operating expenses
Operating and maintenance	6.2	5.2	1.0	13.4	10.6	2.8	25.1	21.3	3.8
General and administrative	6.6	5.6	1.0	12.9	11.8	1.1	25.3	22.3	3.0
Production and other taxes	5.0	6.4	(1.4)	11.9	12.1	(0.2)	25.4	24.1	1.3
Depreciation, depletion and amortization	19.5	15.2	4.3	38.2	31.3	6.9	70.8	63.1	7.7
Oil income sharing	1.0	1.0	—	1.8	1.8	—	3.3	2.5	0.8
Total Operating Expenses	38.3	33.4	4.9	78.2	67.6	10.6	149.9	133.3	16.6
Net gain (loss) from asset sales	0.3	—	0.3	2.5	—	2.5	2.4	(0.3)	2.7
OPERATING INCOME	39.7	36.1	3.6	76.9	70.6	6.3	152.0	138.2	13.8
Interest and other income	0.7	0.9	(0.2)	1.5	1.2	0.3	4.5	2.9	1.6
Interest expense	—	—	—	—	—	—	—	(0.1)	0.1
Income taxes	(14.6)	(13.3)	(1.3)	(28.3)	(25.8)	(2.5)	(57.2)	(50.1)	(7.1)
NET INCOME	$25.8	$23.7	$2.1	$50.1	$46.0	$4.1	$99.3	$90.9	$8.4

Operating Statistics
Production volumes
Natural gas (Bcf)	14.3	11.8	2.5	29.3	24.5	4.8	55.3	49.6	5.7
Oil and NGL (Mbbl)	163	100	63	319	205	114	581	429	152
Oil and NGL average sales price (per bbl)	$80.70	$90.33	$(9.63)	$84.36	$85.71	$(1.35)	$81.73	$75.92	$5.81
Investment base at June 30, (in millions)	$517.7	$443.5	$74.2				—

Revenues
Wexpro earned a 19.9% after-tax return on its average investment base for the 12 months ended June 30, 2012. Wexpro 2012

Questar 2012 Form 10-Q	26

operating results benefited from a higher average investment base compared to the prior year period. Pursuant to the terms of a long-standing agreement referred to as the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base includes its costs of commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. The investment base grew in the 12 months ended June 30, 2012, but the increase due to investment in commercial wells was partially offset by increased deferred taxes due to bonus depreciation allowed for income tax purposes. Following is a summary of changes in the Wexpro investment base:

	12 Months Ended June 30,
	2012	2011
	(in millions)
Beginning investment base	$443.5	$436.2
Successful development wells	171.7	96.0
Depreciation, depletion and amortization	(67.2)	(59.1)
Deferred income taxes	(30.3)	(29.6)
Ending investment base	$517.7	$443.5

Wexpro produced 14.3 Bcf of cost-of-service natural gas for Questar Gas during the second quarter of 2012, up 21% from the second quarter of 2011. Wexpro produced 29.3 Bcf in the first half of 2012 compared to 24.5 Bcf in the first half of 2011. Wexpro produced 55.3 Bcf of cost-of-service gas in the 12 months ending June 30, 2012, compared to 49.6 Bcf in the 12 months ended June 30, 2011. On an annual basis, Wexpro natural gas production provides more than half of Questar Gas's supply requirements.

Revenues from oil and NGL sales increased 18% in the second quarter of 2012 over the second quarter of 2011, were up 19% in the first half of 2012 over the first half of 2011 and were up 21% in the 12 months ended June 30, 2012 over the year-earlier period. The increases were due to higher production volumes. The increase in revenues was partially offset by higher oil production related expenses. Increased oil and NGL sales caused a 32% increase in the sharing of oil income with Questar Gas customers under the terms of the Wexpro Agreement in the 12 months ended June 30, 2012 compared to the 12 months ended June 30, 2011.

Expenses
Operating and maintenance expenses were up 19% in the second quarter of 2012, up 26% in the first half of 2012 and up 18% in 12-month period ended June 30, 2012 compared to prior year periods due to higher production and increased spending on repairs and field costs. Lease operating expense per Mcfe was $0.43 in the first half of 2012 compared to $0.41 in the first half of 2011. General and administrative expenses were higher in the three-, six- and 12-month periods ended June 30, 2012, compared to prior year periods. These increases are due to higher employee expenses. Production and other taxes were lower in the second quarter of 2012 compared to the second quarter of 2011, lower in the first half of 2012 compared to the first half of 2011 and higher in the 12 months ended June 30, 2012 compared to the 2011 period due to changes in the value of natural gas, oil and NGL production.

Depreciation, depletion and amortization expense increased 28% in the second quarter of 2012, increased 22% in the first half of 2012 and increased 12% in the 12 months ended June 30, 2012, over the 2011 periods due to increased production volumes and investment in natural gas wells and facilities.

QUESTAR PIPELINE
Questar Pipeline reported second quarter 2012 income of $16.1 million compared with $16.6 million in 2011, a 3% decrease. Questar Pipeline earned $32.7 million in the first half of 2012, up 3% from $31.9 million in the first half of 2011. Questar Pipeline earned $68.7 million in the 12 months ended June 30, 2012, compared to $66.2 million in the 12 months ended June 30, 2011. Following is a summary of Questar Pipeline financial and operating results:

Questar 2012 Form 10-Q	27

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2012	2011	Change	2012	2011	Change	2012	2011	Change
	(in millions)
Net Income
Revenues
Transportation	$48.7	$49.1	$(0.4)	$97.2	$96.8	$0.4	$195.6	$191.1	$4.5
Storage	9.6	9.5	0.1	19.2	19.2	—	38.3	37.9	0.4
NGL sales - transportation	1.9	2.2	(0.3)	4.0	4.8	(0.8)	8.1	12.7	(4.6)
NGL sales - field services	2.2	2.8	(0.6)	4.7	4.8	(0.1)	8.2	10.2	(2.0)
Energy services	3.7	4.3	(0.6)	7.5	8.2	(0.7)	15.5	15.1	0.4
Other	2.3	1.3	1.0	4.8	2.3	2.5	7.4	7.1	0.3
Total Revenues	68.4	69.2	(0.8)	137.4	136.1	1.3	273.1	274.1	(1.0)
Operating expenses
Operating and maintenance	8.7	10.3	(1.6)	17.3	18.9	(1.6)	33.7	42.2	(8.5)
General and administrative	12.4	11.1	1.3	24.5	24.2	0.3	46.8	44.2	2.6
Depreciation and amortization	13.5	12.8	0.7	27.0	25.1	1.9	53.1	48.9	4.2
Other taxes	2.4	2.3	0.1	4.9	5.4	(0.5)	9.6	9.6	—
Cost of goods sold	0.7	1.0	(0.3)	1.2	1.6	(0.4)	2.7	3.0	(0.3)
Total Operating Expenses	37.7	37.5	0.2	74.9	75.2	(0.3)	145.9	147.9	(2.0)
Net gain from asset sales	0.1	—	0.1	0.1	0.1	—	0.3	0.8	(0.5)
OPERATING INCOME	30.8	31.7	(0.9)	62.6	61.0	1.6	127.5	127.0	0.5
Interest and other income	0.3	0.1	0.2	0.3	1.0	(0.7)	0.2	1.1	(0.9)
Income from unconsolidated affiliate	0.9	1.0	(0.1)	1.8	1.9	(0.1)	3.7	3.8	(0.1)
Interest expense	(6.6)	(6.8)	0.2	(13.2)	(13.9)	0.7	(23.8)	(28.0)	4.2
Income taxes	(9.3)	(9.4)	0.1	(18.8)	(18.1)	(0.7)	(38.9)	(37.7)	(1.2)
NET INCOME	$16.1	$16.6	$(0.5)	$32.7	$31.9	$0.8	$68.7	$66.2	$2.5

Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	195.4	159.1	36.3	379.3	321.6	57.7	723.5	645.6	77.9
For Questar Gas	23.0	28.7	(5.7)	66.3	71.8	(5.5)	111.4	110.2	1.2
Total Transportation	218.4	187.8	30.6	445.6	393.4	52.2	834.9	755.8	79.1
Transportation revenue (per dth)	$0.22	$0.26	$(0.04)	$0.22	$0.25	$(0.03)	$0.23	$0.25	$(0.02)
Net firm-daily transportation demand at June 30, (in Mdth)	4,969	4,987	(18)
Natural gas processing
NGL sales (Mbbl)	70	64	6	132	130	2	235	373	(138)
NGL sales price (per bbl)	$58.32	$78.23	$(19.91)	$65.47	$73.87	$(8.40)	$69.05	$61.54	$7.51

Revenues
As of June 30, 2012, Questar Pipeline had net firm-transportation contracts of 4,969 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 4,987 Mdth per day as of June 30, 2011. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. The increases in transportation revenues in the first half of 2012 and 12 months ended June 30, 2012, were due primarily to expansions of the Overthrust Pipeline system that were completed in March 2011. The expansions of Overthrust Pipeline include the increase in compression completed in February 2010 and the 43-mile, 36-inch diameter loop placed in service in March 2011. The compression expansion added 160 Mdth per day of firm-transportation contracts in February 2010 and the loop expansion added 50 Mdth per day in December 2010 and 275 Mdth per day in March 2011. The

Questar 2012 Form 10-Q	28

decrease in transportation revenues in the second quarter of 2012 was due to lower interruptible transportation and the expiration of contracts.

Questar Pipeline earns its largest transportation revenue from Questar Gas, with contracts for 881 Mdth per day. The primary Questar Gas transportation contract extends through mid 2017.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 25% of firm-storage capacity at Clay Basin for terms extending from one to seven years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for six years.

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

NGL volumes increased 9% in the second quarter of 2012 compared to the second quarter of 2011, increased 2% in the first half of 2012 compared to the first half of 2011 and decreased 37% in the 12 months ended June 30, 2012, compared to the year-earlier period. NGL volumes declined on the Questar Pipeline transportation system due to upstream processing. NGL volumes increased at the Questar Field Services (a subsidiary of Questar Pipeline) plant in the second quarter of 2012 due to higher liquid content of processed gas. NGL prices were 25% lower in the second quarter of 2012, 11% lower in the first half of 2012 and 12% higher in the 12 months ended June 30, 2012, compared to year-earlier periods.

Expenses
Operating and maintenance expenses decreased 16% in the second quarter of 2012, decreased 8% in the first half of 2012 and decreased 20% in the 12 months ended June 30, 2012, compared to the corresponding 2011 periods. The decreased costs for the 12-month period are due primarily to lower compressor maintenance costs and lower gas purchase costs at the Questar Field Services plant. General and administrative expenses increased 12% in the second quarter of 2012, increased 1% in the first half of 2012 and increased 6% in the 12 months ended June 30, 2012, compared to corresponding 2011 periods. The increases were due to higher employee costs and allocations of corporate costs. Operating, maintenance, general and administrative expenses per dth transported were $0.09 in the first half of 2012 compared to $0.11 in the first half of 2011.

Other taxes decreased 9% in the first half of 2012 and were essentially flat in the quarter and 12 months ended June 30, 2012, compared to year-earlier periods. The decrease in the first half of of 2012 is primarily due to 2011 adjustments to property tax estimates.

Depreciation expense was up 5% in the second quarter of 2012, 8% in the first half of 2012, and 9% in the 12 months ended June 30, 2012, compared to the 2011 periods because of system expansions placed into service.

Other Consolidated Results

Consolidated cost of sales
Questar Gas’s cost of natural gas sold includes amounts paid to Wexpro for cost-of-service gas supplies and amounts paid to Questar Pipeline for transportation and storage services. These intercompany transactions are eliminated in the consolidated Questar financial statements. Questar Gas records injection of natural gas into underground storage as a reduction of cost of natural gas sold. During the second quarter 2012, the Questar consolidated income statement shows a credit balance for cost of sales because of low sales volumes, the elimination of intercompany revenues and expenses, and the injection of natural gas into storage.

Interest expense
Consolidated interest expense was 2% higher in the second quarter of 2012, 3% lower in the first half of 2012 and 6% lower in the 12 months ending June 30, 2012, compared to the prior year periods. In December 2010, Questar issued $250.0 million of 2.75% Senior Notes due in 2016. In the second quarter of 2011, Questar executed a fixed-to-floating interest rate swap transaction to convert $125.0 million of its 2.75% Senior Notes to floating rate debt. Questar settled this hedge transaction in March 2012, for a deferred gain of $7.2 million, which is being amortized to interest expense over the remaining debt term.

Income taxes

Questar 2012 Form 10-Q	29

Questar's effective combined federal and state income tax rate was 36.3% in the first half of 2012 and 36.2% in the first half of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities decreased 17% in the first half of 2012 compared to the first half of 2011 due primarily to changes in operating assets and liabilities, including a refund to customers of a credit balance in the purchased-gas adjustment account. Depreciation increased due to investment in plant and equipment and higher natural gas production. Deferred income taxes increased due to bonus tax depreciation rules, which allow the Company to deduct 50% of the cost of certain capital expenditures for income tax purposes. Net cash provided by operating activities is presented below:

	6 Months Ended June 30,
	2012	2011	Change
	(in millions)
Net income	$114.4	$110.2	$4.2
Noncash adjustments to net income	157.2	147.9	9.3
Changes in operating assets and liabilities	33.4	111.3	(77.9)
Net cash provided by operating activities	$305.0	$369.4	$(64.4)

Investing Activities
A comparison of capital expenditures for the first six months of 2012 and 2011 and a forecast for calendar year 2012 are presented below:

	6 Months Ended June 30,		Forecast 12 Months Ended December 31,
	2012	2011	2012
	(in millions)
Questar Gas	$85.9	$55.2	$155
Wexpro	74.0	46.5	130
Questar Pipeline	25.3	40.9	55
Corporate and other	5.6	0.8	10
Total capital expenditures	$190.8	$143.4	$350

Questar Gas expects to invest about $55 million in its feeder line replacement program as well as provide service to approximately 10,000 new customers during 2012. Wexpro is continuing its planned low-risk and low-cost-structure development drilling program in the Vermillion area. Wexpro is also continuing to participate in wells drilled in the Pinedale area. Questar Pipeline's 2012 capital expenditure plans include transmission-system expansions and pipeline replacements.

Financing Activities
In the first half of 2012, the Company reduced short-term debt by $29.0 million from the higher seasonal cash flow from operations.

Questar issues commercial paper to meet short-term financing requirements. The commercial-paper program is supported by a revolving credit arrangement with various banks that provides back-up credit liquidity. Credit commitments under the revolving credit arrangement totaled $500.0 million at June 30, 2012, with no amounts borrowed. Commercial paper outstanding amounted to $190.0 million at June 30, 2012, compared with $137.0 million a year earlier. The Company believes the credit commitments are adequate for its working capital and short-term financing requirements during 2012.

Questar Pipeline repaid $180.0 million of medium-term notes in the second and third quarters of 2011. In December 2011 Questar Pipeline issued $180.0 million of notes due December 2041 with a 4.875% coupon rate. Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of refinancing this debt.

Questar 2012 Form 10-Q	30

Settlement of these swaps required payments of $37.3 million because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt. The effective interest rate on the $180.0 million debt was 6.66% after adjusting for swap settlements and issuance costs.

Questar Gas has $131.5 million of long-term debt maturing in the next 12 months. Questar Gas expects to refinance maturing debt using publicly traded notes or private placements. Questar Gas has filed a registration statement with the SEC in preparation for this refinancing in the event Questar Gas pursues a public notes issuance. The Company believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

In March 2012, Questar occupied a new headquarters building and recorded a capital lease obligation for this building of $40.8 million, which is being amortized as lease payments are made over the 17-year lease term.

During the first half of 2012, Questar repurchased 2.8 million shares of its common stock in the market at a cost of $55.3 million. These repurchases were under a $100 million program approved by the Board of Directors to reduce the share count approximately to its June 30, 2010 level. Questar expects to continue to repurchase shares during the remainder of 2012.

At June 30, 2012, combined short-term debt, long-term debt and capital lease obligation was 56% and equity was 44% of total capital. The Company does not expect the ratio of debt in the capital structure to materially change over the next several years, except for seasonal variation in short-term debt for working capital requirements.

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

Questar Pipeline's primary market risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on the market's expectations about future volumes of natural gas likely to be produced in the basins served by Questar Pipeline and changes in market demand for natural gas. On some portions of its pipeline systems, including the Questar Southern Trails Pipeline, the company faces the risk that it will not be successful in recontracting capacity under favorable terms once existing contracts expire, which could ultimately result in the impairment of assets. Revenue may also be reduced if NGL prices or volumes decline.

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

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at June 30, 2012. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, Wyoming Interstate Pipeline, EOG Resources, EnCana Marketing, PacifiCorp, Cross Timbers Energy Services and Shell Energy North America.

Interest-Rate Risk Management
On June 30, 2012, Questar had $1,083.4 million of fixed-rate long-term debt with a fair value of $1,245.5 million and a

Questar 2012 Form 10-Q	31

weighted-average life to maturity of 10.3 years. Questar also had $190.0 million of floating-rate debt outstanding in the form of short-maturity commercial paper at June 30, 2012.

In December 2010, Questar issued $250.0 million of 2.75% Senior Notes due in 2016 to repay commercial paper. In the second quarter of 2011, Questar executed a fixed-to-floating interest rate swap transaction to convert $125.0 million of its 2.75% Senior Notes to floating rate debt. Questar settled this hedge transaction in March 2012, for a deferred gain of $7.2 million, which is being amortized to interest expense over the remaining debt term.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

-	the risk factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011;

-	general economic conditions, including the performance of financial markets and interest rates;

-	changes in energy commodity prices;

-	changes in industry trends;

-	changes in laws or regulations; and

-	other factors, most of which are beyond the Company's control.

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the Web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2012. Based on such evaluation, such officers have concluded that, as of June 30, 2012, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to each company, including their consolidated subsidiaries, required to be included in each company's reports filed or submitted under the Exchange Act. The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by each company in the reports that it files or submits under the Exchange Act is accumulated and communicated to each company's management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Questar 2012 Form 10-Q	32

Changes in Internal Controls.
There were no changes in Questar's, Questar Gas's and Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On May 1, 2012, Questar Gas Company filed a legal action against QEP Field Services Company, a subsidiary of QEP Resources, Inc. The case, entitled Questar Gas Company v. QEP Field Services Company, was filed in the Third District Court in Salt Lake County, Utah. Questar Gas believes certain charges of QEP Field Services Company for gathering services exceed the amounts contemplated under a Gas Gathering Agreement, effective September 1, 1993, pertaining to certain gas produced by Wexpro Company under the Wexpro Agreement. Questar Gas is alleging breach of contract by QEP Field Services Company and is seeking an accounting, damages and a declaratory judgment relating to the services and charges under the Gas Gathering Agreement. The charges under the Gas Gathering Agreement are included in Questar Gas's rates as part of its purchased gas costs. Depending on the outcome of the litigation, Questar Gas may seek approval to pay a refund to its customers. While Questar Gas intends to vigorously pursue its legal rights, the claims involve complex legal issues and uncertainties that make it difficult to predict the outcome of the cases and therefore management cannot determine at this time whether this litigation may have an adverse material effect on its financial position, results of operations or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity securities during the second quarter of 2012. The following table sets forth the Company's purchases of common stock registered under section 12 of the Exchange Act that occurred during the quarter ended June 30, 2012:

2012	Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Month #1 April 1, 2012 through April 30, 2012	62,053	$19.34	59,596	$95,545,881
Month #2 May 1, 2012 through May 31, 2012	1,407,868	$19.71	1,398,978	$67,974,766
Month #3 June 1, 2012 through June 30, 2012	1,149,540	$20.30	1,149,540	$44,642,388
Total	2,619,461	$19.96	2,608,114

(1) The total number of shares purchased includes 2,457 and 8,890 shares in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options in Month #1 and Month #2, respectively. All other shares were purchased pursuant to the publicly announced program described below.

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

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

August 1, 2012	/s/Ronald W. Jibson Ronald W. Jibson President and Chief Executive Officer, Questar and Questar Gas

August 1, 2012	/s/R. Allan Bradley R. Allan Bradley President and Chief Executive Officer, Questar Pipeline

August 1, 2012	/s/Kevin W. Hadlock Kevin W. Hadlock Executive Vice President and Chief Financial Officer, Questar, Questar Gas and Questar Pipeline

Questar 2012 Form 10-Q	35

Exhibits No.	Exhibits

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1.	Questar Corporation ratio of earnings to fixed charges.

Questar Pipeline Company

12.2.	Questar Gas Company ratio of earnings to fixed charges.

Questar Gas Company

12.3.	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1.	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3.	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4.	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5.	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6.	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1.	Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2.	Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.3.	Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.4.	Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.5.	Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.6.	Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

Questar 2012 Form 10-Q	36