Form 10-Q
period 2012-09-30
QUESTAR GAS CO; QUESTAR CORP; QUESTAR PIPELINE CO
filed 2012-10-31
CIK 68589, 751652, 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2012

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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of September 30, 2012:

Questar Corporation	without par value	175,083,790
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Part I - Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. statements of income, statements of comprehensive income, balance sheets and statements of cash flows, as applicable) for Questar Corporation, Questar Gas Company and Questar Pipeline Company. The Notes Accompanying the Financial Statements are presented on a combined basis for all three registrants. Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 2 is presented by line of business.

Questar 2012 Form 10-Q	2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$82.5	$89.8	$578.7	$667.7	$876.5	$970.4
Wexpro	9.8	6.9	27.1	23.1	35.5	31.1
Questar Pipeline	49.5	50.0	150.1	148.8	198.7	200.8
Total Revenues	141.8	146.7	755.9	839.6	1,110.7	1,202.3

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	(42.1)	(30.0)	99.1	211.1	209.5	338.5
Operating and maintenance	36.8	35.4	133.2	126.6	182.5	174.5
General and administrative	29.0	24.1	88.0	83.3	122.6	113.4
Production and other taxes	11.1	13.5	38.0	40.2	50.3	51.1
Depreciation, depletion and amortization	45.9	40.1	135.6	118.4	177.1	157.3
Total Operating Expenses	80.7	83.1	493.9	579.6	742.0	834.8
Net gain from asset sales	2.5	0.2	5.1	0.3	5.0	0.6
OPERATING INCOME	63.6	63.8	267.1	260.3	373.7	368.1
Interest and other income	1.7	3.7	5.7	8.9	7.2	12.3
Income from unconsolidated affiliate	1.0	1.0	2.8	2.9	3.7	3.9
Interest expense	(14.5)	(13.3)	(44.3)	(44.1)	(57.0)	(58.8)
INCOME BEFORE INCOME TAXES	51.8	55.2	231.3	228.0	327.6	325.5
Income taxes	(18.0)	(19.1)	(83.1)	(81.7)	(117.8)	(115.5)
NET INCOME	$33.8	$36.1	$148.2	$146.3	$209.8	$210.0

Earnings Per Common Share
Basic	$0.20	$0.21	$0.84	$0.83	$1.18	$1.19
Diluted	0.19	0.20	0.83	0.82	1.18	1.17
Weighted-average common shares outstanding
Used in basic calculation	175.4	177.5	177.0	177.3	177.2	177.1
Used in diluted calculation	176.5	178.9	178.1	178.7	178.3	178.8
Dividends per common share	$0.17	$0.1525	$0.495	$0.4575	$0.6575	$0.5975

See notes accompanying the financial statements

Questar 2012 Form 10-Q	3

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Net income	$33.8	$36.1	$148.2	$146.3	$209.8	$210.0
Other comprehensive income (loss):
Pension and other postretirement benefits	—	—	—	—	(159.9)	34.0
Interest rate cash flow hedges	0.2	(37.0)	0.4	(36.2)	(0.6)	(36.2)
Long-term investment	0.1	—	0.1	—	0.1	—
Income taxes	(0.2)	13.7	(0.3)	13.4	61.3	0.3
Net other comprehensive income (loss)	0.1	(23.3)	0.2	(22.8)	(99.1)	(1.9)
COMPREHENSIVE INCOME	$33.9	$12.8	$148.4	$123.5	$110.7	$208.1

See notes accompanying the financial statements

Questar 2012 Form 10-Q	4

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Sept. 30, 2012	Sept. 30, 2011	Dec. 31, 2011
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$11.6
Accounts receivable, net	60.0	74.8	123.9
Unbilled gas accounts receivable	10.6	12.6	75.4
Gas stored underground	62.1	49.6	40.3
Materials and supplies	25.7	24.4	25.7
Current regulatory assets	56.8	38.3	31.7
Prepaid expenses and other	6.5	6.1	10.7
Deferred income taxes - current	6.5	14.4	16.1
Total Current Assets	228.2	220.2	335.4
Property, Plant and Equipment	5,244.4	4,869.4	4,984.1
Accumulated depreciation, depletion and amortization	(1,983.2)	(1,858.4)	(1,885.7)
Net Property, Plant and Equipment	3,261.2	3,011.0	3,098.4
Investment in unconsolidated affiliate	26.8	27.6	27.3
Noncurrent regulatory assets	21.7	21.9	21.0
Other noncurrent assets	44.5	47.7	50.7
TOTAL ASSETS	$3,582.4	$3,328.4	$3,532.8

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$5.4	$9.6	$—
Short-term debt	263.0	278.0	219.0
Accounts payable and accrued expenses	215.6	206.8	242.9
Current regulatory liabilities	4.3	3.2	15.4
Current portion of long-term debt and capital lease obligation	109.2	25.0	91.5
Total Current Liabilities	597.5	522.6	568.8
Long-term debt and capital lease obligation, less current portion	988.9	881.4	993.0
Deferred income taxes	555.9	548.5	500.2
Asset retirement obligations	66.3	64.5	63.8
Defined benefit pension plan and other postretirement benefits	266.7	148.2	309.7
Customer contributions-in-aid-of-construction	30.4	33.8	26.6
Regulatory and other noncurrent liabilities	39.3	35.4	37.2

COMMON SHAREHOLDERS' EQUITY
Common stock	457.8	508.6	514.7
Retained earnings	805.5	712.2	744.9
Accumulated other comprehensive (loss)	(225.9)	(126.8)	(226.1)
Total Common Shareholders' Equity	1,037.4	1,094.0	1,033.5
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$3,582.4	$3,328.4	$3,532.8
See notes accompanying the financial statements

Questar 2012 Form 10-Q	5

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended Sept. 30,
	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$148.2	$146.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	141.3	125.5
Deferred income taxes	65.1	84.6
Share-based compensation	7.5	8.0
Net (gain) from asset sales	(5.1)	(0.3)
(Income) from unconsolidated affiliate	(2.8)	(2.9)
Distributions from unconsolidated affiliate and other	3.7	3.2
Changes in operating assets and liabilities	28.1	81.5
NET CASH PROVIDED BY OPERATING ACTIVITIES	386.0	445.9

INVESTING ACTIVITIES
Property, plant and equipment	(276.1)	(255.2)
Cash used in disposition of assets	(2.5)	(1.8)
Proceeds from disposition of assets	4.5	0.3
NET CASH USED IN INVESTING ACTIVITIES	(274.1)	(256.7)

FINANCING ACTIVITIES
Common stock issued	4.7	6.4
Common stock repurchased	(72.5)	(3.8)
Change in short-term debt	44.0	36.0
Long-term debt and capital lease obligation repaid	(25.6)	(182.0)
Long-term debt issuance costs	—	(1.3)
Checks outstanding in excess of cash balances	5.4	9.6
Dividends paid	(87.6)	(81.2)
Tax benefits from share-based compensation	8.1	5.3
NET CASH USED IN FINANCING ACTIVITIES	(123.5)	(211.0)
Change in cash and cash equivalents	(11.6)	(21.8)
Beginning cash and cash equivalents	11.6	21.8
Ending cash and cash equivalents	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Transaction:
During 2012, Questar incurred a capital lease obligation of $40.8 million in connection with a lease agreement on a new headquarters building.

See notes accompanying the financial statements

Questar 2012 Form 10-Q	6

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
REVENUES
From unaffiliated customers	$82.5	$89.8	$578.7	$667.7	$876.5	$970.4
From affiliated company	0.5	0.4	2.3	2.2	3.4	2.7
Total Revenues	83.0	90.2	581.0	669.9	879.9	973.1

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	44.7	52.0	356.4	450.5	551.6	656.6
Operating and maintenance	21.4	20.8	87.2	82.6	123.1	112.6
General and administrative	12.1	10.1	36.5	34.9	52.6	49.5
Depreciation and amortization	11.4	11.1	35.0	32.9	46.6	43.5
Other taxes	4.1	4.1	13.3	12.4	15.9	15.1
Total Operating Expenses	93.7	98.1	528.4	613.3	789.8	877.3
OPERATING INCOME (LOSS)	(10.7)	(7.9)	52.6	56.6	90.1	95.8
Interest and other income	1.4	1.4	3.8	4.3	4.9	6.1
Interest expense	(5.8)	(6.4)	(19.1)	(19.5)	(25.5)	(26.2)
INCOME (LOSS) BEFORE INCOME TAXES	(15.1)	(12.9)	37.3	41.4	69.5	75.7
Income taxes	5.8	5.0	(14.0)	(15.5)	(26.0)	(27.7)
NET INCOME (LOSS)	$(9.3)	$(7.9)	$23.3	$25.9	$43.5	$48.0

See notes accompanying the financial statements

Questar 2012 Form 10-Q	7

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	Sept. 30, 2012	Sept. 30, 2011	Dec. 31, 2011
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$5.0
Accounts receivable, net	26.9	24.1	77.6
Unbilled gas accounts receivable	10.5	12.3	75.2
Accounts receivable from affiliates	22.2	2.4	1.8
Gas stored underground	58.4	49.6	40.3
Materials and supplies	13.5	12.2	12.2
Current regulatory assets	52.4	38.2	26.5
Prepaid expenses and other	2.8	2.5	3.1
Deferred income taxes - current	—	3.9	5.6
Total Current Assets	186.7	145.2	247.3
Property, Plant and Equipment	2,013.6	1,879.3	1,927.0
Accumulated depreciation and amortization	(758.6)	(742.2)	(749.6)
Net Property, Plant and Equipment	1,255.0	1,137.1	1,177.4
Noncurrent regulatory assets	16.0	15.5	15.1
Goodwill	5.6	5.6	5.6
Other noncurrent assets	2.1	2.4	2.3
TOTAL ASSETS	$1,465.4	$1,305.8	$1,447.7

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$2.0	$3.2	$—
Notes payable to Questar Corporation	206.6	97.9	142.7
Accounts payable and accrued expenses	72.8	63.6	112.3
Accounts payable to affiliates	46.2	38.6	41.9
Customer advances	32.2	23.8	25.0
Current regulatory liabilities	1.8	1.3	14.2
Deferred income taxes - current	4.0	—	—
Current portion of long-term debt	108.5	25.0	91.5
Total Current Liabilities	474.1	253.4	427.6
Long-term debt, less current portion	234.5	343.0	276.5
Deferred income taxes	270.8	250.9	259.8
Customer contributions-in-aid-of-construction	30.4	33.8	26.6
Regulatory and other noncurrent liabilities	3.8	5.2	4.8

COMMON SHAREHOLDER'S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	172.2	151.1	171.4
Retained earnings	256.6	245.4	258.0
Total Common Shareholder's Equity	451.8	419.5	452.4
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,465.4	$1,305.8	$1,447.7
See notes accompanying the financial statements

Questar 2012 Form 10-Q	8

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended Sept. 30,
	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$23.3	$25.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.7	36.3
Deferred income taxes	20.6	18.0
Share-based compensation	0.9	0.8
Changes in operating assets and liabilities	17.6	73.2
NET CASH PROVIDED BY OPERATING ACTIVITIES	101.1	154.2

INVESTING ACTIVITIES
Property, plant and equipment	(120.8)	(80.4)
Cash used in disposition of assets	(1.8)	(1.5)
Proceeds from disposition of assets	0.3	0.2
NET CASH USED IN INVESTING ACTIVITIES	(122.3)	(81.7)

FINANCING ACTIVITIES
Change in notes payable to Questar	63.9	(55.7)
Checks outstanding in excess of cash balances	2.0	3.2
Long-term debt repaid	(25.0)	(2.0)
Dividends paid	(24.7)	(22.7)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16.2	(77.2)
Change in cash and cash equivalents	(5.0)	(4.7)
Beginning cash and cash equivalents	5.0	4.7
Ending cash and cash equivalents	$—	$—

See notes accompanying the financial statements

Questar 2012 Form 10-Q	9

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
REVENUES
From unaffiliated customers	$49.5	$50.0	$150.1	$148.8	$198.7	$200.8
From affiliated companies	18.4	18.5	55.2	55.8	73.8	74.3
Total Revenues	67.9	68.5	205.3	204.6	272.5	275.1

OPERATING EXPENSES
Operating and maintenance	9.1	9.2	26.4	28.1	33.6	40.2
General and administrative	12.0	9.5	36.5	33.7	49.3	43.8
Depreciation and amortization	13.6	12.8	40.6	37.9	53.9	49.9
Other taxes	2.4	2.6	7.3	8.0	9.4	10.0
Cost of goods sold (excluding operating expenses shown separately)	0.7	0.7	1.9	2.3	2.7	3.1
Total Operating Expenses	37.8	34.8	112.7	110.0	148.9	147.0
Net gain from asset sales	2.5	0.2	2.6	0.3	2.6	0.9
OPERATING INCOME	32.6	33.9	95.2	94.9	126.2	129.0
Interest and other income	—	0.2	0.3	1.2	—	1.3
Income from unconsolidated affiliate	1.0	1.0	2.8	2.9	3.7	3.9
Interest expense	(6.6)	(5.6)	(19.8)	(19.5)	(24.8)	(26.5)
INCOME BEFORE INCOME TAXES	27.0	29.5	78.5	79.5	105.1	107.7
Income taxes	(9.9)	(10.7)	(28.7)	(28.8)	(38.1)	(39.0)
NET INCOME	$17.1	$18.8	$49.8	$50.7	$67.0	$68.7

See notes accompanying the financial statements

Questar 2012 Form 10-Q	10

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Net income	$17.1	$18.8	$49.8	$50.7	$67.0	$68.7
Other comprehensive income (loss):
Interest rate cash flow hedges	0.2	(37.0)	0.4	(36.2)	(0.6)	(36.2)
Income taxes	(0.1)	13.7	(0.2)	13.4	0.2	13.4
Net other comprehensive income (loss)	0.1	(23.3)	0.2	(22.8)	(0.4)	(22.8)
COMPREHENSIVE INCOME (LOSS)	$17.2	$(4.5)	$50.0	$27.9	$66.6	$45.9

See notes accompanying the financial statements

Questar 2012 Form 10-Q	11

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Sept. 30, 2012	Sept. 30, 2011	Dec. 31, 2011
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$0.4	$0.4	$3.4
Notes receivable from Questar Corporation	42.0	—	8.8
Accounts receivable, net	19.8	18.8	19.1
Accounts receivable from affiliates	28.2	19.8	20.2
Gas stored underground	3.7	—	—
Materials and supplies	7.0	7.2	7.4
Current regulatory assets	4.4	0.1	5.2
Prepaid expenses and other	1.9	1.9	4.4
Deferred income taxes - current	1.8	1.1	1.8
Total Current Assets	109.2	49.3	70.3
Property, Plant and Equipment	1,821.9	1,780.1	1,790.4
Accumulated depreciation and amortization	(618.7)	(579.5)	(586.7)
Net Property, Plant and Equipment	1,203.2	1,200.6	1,203.7
Investment in unconsolidated affiliate	26.8	27.6	27.3
Goodwill	4.2	4.2	4.2
Regulatory and other noncurrent assets	9.5	9.0	10.1
TOTAL ASSETS	$1,352.9	$1,290.7	$1,315.6

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Notes payable to Questar	$—	$130.3	$—
Accounts payable and accrued expenses	66.5	70.0	31.7
Accounts payable to affiliates	3.2	3.0	5.5
Current regulatory liabilities	2.5	1.9	1.2
Total Current Liabilities	72.2	205.2	38.4
Long-term debt, less current portion	458.9	280.9	459.0
Deferred income taxes	201.8	195.9	201.4
Regulatory and other noncurrent liabilities	13.8	15.9	14.7

COMMON SHAREHOLDER'S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	347.1	345.3	345.7
Retained earnings	275.7	263.7	273.2
Accumulated other comprehensive (loss)	(23.2)	(22.8)	(23.4)
Total Common Shareholder's Equity	606.2	592.8	602.1
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,352.9	$1,290.7	$1,315.6

See notes accompanying the financial statements

Questar 2012 Form 10-Q	12

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended Sept. 30,
	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$49.8	$50.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.5	40.0
Deferred income taxes	5.0	29.3
Share-based compensation	1.5	1.4
Net (gain) from asset sales	(2.6)	(0.3)
(Income) from unconsolidated affiliate	(2.8)	(2.9)
Distributions from unconsolidated affiliate and other	3.7	3.2
Changes in operating assets and liabilities	18.5	0.1
NET CASH PROVIDED BY OPERATING ACTIVITIES	115.6	121.5

INVESTING ACTIVITIES
Property, plant and equipment	(41.6)	(83.6)
Cash used in disposition of assets	(0.7)	(0.3)
Proceeds from disposition of assets	4.2	0.1
NET CASH USED IN INVESTING ACTIVITIES	(38.1)	(83.8)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(33.2)	30.3
Change in notes payable to Questar	—	130.3
Long-term debt repaid	—	(180.0)
Dividends paid	(47.3)	(23.2)
NET CASH USED IN FINANCING ACTIVITIES	(80.5)	(42.6)
Change in cash and cash equivalents	(3.0)	(4.9)
Beginning cash and cash equivalents	3.4	5.3
Ending cash and cash equivalents	$0.4	$0.4

See notes accompanying the financial statements

Questar 2012 Form 10-Q	13

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

The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, nine and 12 months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Comprehensive income attributable to Questar, as reported in Questar's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income as reported in the Questar Consolidated Statements of Income and other comprehensive income (loss) (OCI). OCI includes recognition of the under-funded position of pension and other postretirement benefit plans, interest rate cash flow hedges, changes in the fair value of long-term investment and income taxes. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized when the pension or other postretirement benefit costs are accrued, as the Company records interest expense for hedged interest payments and when the long-term investment is sold or otherwise realized. The components of consolidated

Questar 2012 Form 10-Q	14

accumulated other comprehensive income (loss) (AOCI), net of income taxes, as reported in Questar's Condensed Consolidated Balance Sheets, are shown below:

	Sept. 30, 2012	Sept. 30, 2011	Dec. 31, 2011
	(in millions)
Pension and other postretirement benefits	$(202.8)	$(104.1)	$(202.8)
Interest rate cash flow hedges	(23.2)	(22.8)	(23.4)
Long-term investment	0.1	0.1	0.1
Accumulated other comprehensive (loss)	$(225.9)	$(126.8)	$(226.1)

Comprehensive income (loss), as reported in Questar Pipeline's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income as reported in the Questar Pipeline Consolidated Statements of Income and OCI. OCI includes interest rate cash flow hedges and income taxes. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized as the company records interest expense for hedged interest payments. The component of consolidated AOCI, net of income taxes, as reported in Questar Pipeline's Condensed Consolidated Balance Sheets, is shown below:

	Sept. 30, 2012	Sept. 30, 2011	Dec. 31, 2011
	(in millions)
Interest rate cash flow hedges	$(23.2)	$(22.8)	$(23.4)
Accumulated other comprehensive (loss)	$(23.2)	$(22.8)	$(23.4)

Note 4 - Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options and the distribution of restricted stock units and performance shares that are part of the Company's Long-Term Stock Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. Restricted stock and vested restricted stock units are participating securities for the computation of earnings per share. The application of the two-class method had an insignificant impact on the calculation of both basic and diluted EPS. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Weighted-average basic common shares outstanding	175.4	177.5	177.0	177.3	177.2	177.1
Potential number of shares issuable under the Company's LTSIP	1.1	1.4	1.1	1.4	1.1	1.7
Weighted-average diluted common shares outstanding	176.5	178.9	178.1	178.7	178.3	178.8

Note 5 - Asset Retirement Obligations

Questar records an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset. At Questar, AROs apply primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. The fair value of retirement costs is estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to estimates result from material changes in the expected timing or amount of cash flows associated with AROs. Income or expense resulting from the settlement of ARO liabilities is included in net gain (loss) from asset sales in the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-

Questar 2012 Form 10-Q	15

free interest rate. Changes in Questar's AROs from the Consolidated Balance Sheets were as follows:

	9 Months Ended
	September 30,
	2012	2011
	(in millions)
AROs at beginning of year	$63.8	$60.9
Accretion	2.3	2.3
Liabilities incurred	2.2	0.9
Revisions in estimated cash flows	(1.2)	2.4
Liabilities settled	(0.8)	(2.0)
AROs at September 30,	$66.3	$64.5

Wexpro collects from Questar Gas and deposits in trust certain funds related to AROs. The funds are recorded as other noncurrent assets and used to satisfy retirement obligations as the properties are abandoned. The accounting treatment of reclamation activities associated with AROs for properties administered under the Wexpro Agreement is defined in a guideline letter between Wexpro and the Utah Division of Public Utilities and the Staff of the Public Service Commission of Wyoming (PSCW).

Note 6 - Fair Value Measurements

Questar complies with the provisions of the accounting standards for fair value measurements and disclosures. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company had no assets or liabilities measured using Level 3 inputs at September 30, 2012, September 30, 2011 or December 31, 2011.

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

Questar
The following table discloses the carrying amount, estimated fair value, and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Sept. 30, 2012		Sept. 30, 2011		Dec. 31, 2011
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$—	$—	$11.6	$11.6
Long-term investment	1	15.0	15.0	14.1	14.1	14.4	14.4
Financial liabilities
Checks outstanding in excess of cash balances	1	5.4	5.4	9.6	9.6	—	—
Short-term debt	1	263.0	263.0	278.0	278.0	219.0	219.0
Long-term debt, including current portion	2	1,057.9	1,237.5	906.4	1,013.9	1,084.5	1,223.4

The carrying amounts of cash and cash equivalents, checks outstanding in excess of cash balances and short-term debt

Questar 2012 Form 10-Q	16

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

Questar Gas
The following table discloses the carrying amount, estimated fair value, and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Sept. 30, 2012		Sept. 30, 2011		Dec. 31, 2011
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$—	$—	$5.0	$5.0
Financial liabilities
Checks outstanding in excess of cash balances	1	2.0	2.0	3.2	3.2	—	—
Notes payable to Questar	1	206.6	206.6	97.9	97.9	142.7	142.7
Long-term debt, including current portion	2	343.0	426.3	368.0	431.7	368.0	445.4

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

Questar Pipeline
The following table discloses the carrying amount, estimated fair value, and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Sept. 30, 2012		Sept. 30, 2011		Dec. 31, 2011
		(in millions)
Financial assets
Cash and cash equivalents	1	$0.4	$0.4	$0.4	$0.4	$3.4	$3.4
Notes receivable from Questar	1	42.0	42.0	—	—	8.8	8.8
Financial liabilities
Notes payable to Questar	1	—	—	130.3	130.3	—	—
Long-term debt	2	458.9	547.8	280.9	329.1	459.0	519.4

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

All derivative instruments are required to be recorded on the balance sheet as either assets or liabilities measured at fair value. The designation of a derivative instrument as a hedge and its ability to meet hedge accounting criteria determines how the changes in fair value of the derivative instrument are reflected in the consolidated financial statements. A derivative instrument qualifies for fair value hedge accounting if, at inception and throughout its life, the derivative is expected to be highly effective in offsetting the changes in fair value of the hedged debt attributable to the hedged interest rate. Changes in the fair value of a derivative instrument qualifying and designated as a fair value hedge as well as the offsetting changes in the fair value of the hedged debt attributable to the hedged interest rate are recorded currently in the Consolidated Statements of Income. A derivative instrument qualifies for cash flow hedge accounting if, at inception and throughout its life, the derivative is expected to be highly effective in offsetting the changes in expected cash flows of the hedged interest payments. Changes in the effective portion of the fair value of a derivative instrument qualifying and designated as a cash flow hedge are initially recorded as a component of OCI in the period and remain in AOCI on the Consolidated Balance Sheets until they are reclassified into earnings as the Company records interest expense for the hedged interest payments. Ineffective portions of a qualifying and designated cash flow hedge are recorded immediately in earnings. Questar reports derivative instruments on the Consolidated Balance Sheets at their fair values on a gross basis and derivative positions with the same counterparty are not netted.

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

The following table presents the pre-tax effects of the derivative instruments designated as a fair value hedge (including the hedged item) and cash flow hedges on the Consolidated Statements of Income as well as the pre-tax effects of the derivative instruments designated as cash flow hedges on OCI:

Questar 2012 Form 10-Q	18

		3 Months Ended		9 Months Ended		12 Months Ended
	Financial Statement	September 30,		September 30,		September 30,
Instrument and Activity	Location of Gain (Loss)	2012	2011	2012	2011	2012	2011
		(in millions)
Fair Value Hedge
Questar Corporation
Interest rate derivative instrument
Realized gain	Interest expense	$—	$5.2	$—	$9.1	$0.7	$9.1
2.75% Notes due 2016
Unrealized loss	Interest expense	—	(5.2)	—	(9.1)	(0.7)	(9.1)

Cash Flow Hedges
Questar Pipeline
Interest rate derivative instruments
Deferrals of effective portions	OCI	—	(37.0)	—	(36.2)	(1.1)	(36.2)
Losses reclassified from AOCI into earnings for effective portions	Interest expense	(0.2)	—	(0.4)	—	(0.5)	—

There was no ineffectiveness recognized on the fair value hedge for the three, nine and 12 months ended September 30, 2012 and 2011. There was no ineffectiveness recognized on the cash flow hedges for the three and nine months ended September 30, 2012. Ineffectiveness recognized on the cash flow hedges was de minimis in the 12 months ended September 30, 2012 and the three, nine and 12 months ended September 30, 2011. Reclassifications into earnings of amounts reported in AOCI will continue as interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.4 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. As of September 30, 2012, the Company is not hedging any exposure to variability in future cash flows of forecasted transactions.

The following table discloses the Level 2 fair values of the asset and liability derivative instruments designated as hedges in the Condensed Consolidated Balance Sheets:

Instrument	Balance Sheet Location	Sept. 30, 2012	Sept. 30, 2011	Dec. 31, 2011
		(in millions)
Assets
Questar Corporation
Interest rate derivative instrument	Prepaid expenses and other	$—	$0.5	$1.1
Interest rate derivative instrument	Other noncurrent assets	—	7.7	7.8
Consolidated total - derivative assets		$—	$8.2	$8.9

Liabilities
Questar Pipeline
Interest rate derivative instruments	Accounts payable and accrued expenses	$—	$36.2	$—
Consolidated total - derivative liabilities		$—	$36.2	$—

Note 8 - Share-Based Compensation

Questar may issue stock options, restricted shares, restricted stock units and performance shares to certain officers, employees and non-employee directors under its LTSIP. Questar recognizes expense over time as the stock options, restricted shares, restricted stock units and performance shares vest. Total share-based compensation expense amounted to $7.5 million for the first nine months of 2012 compared to $8.0 million in 2011. Deferred share-based compensation, representing the unvested value of restricted share awards and restricted stock unit awards, amounted to $4.3 million at September 30, 2012. Deferred share-based compensation is included in common stock on the Condensed Consolidated Balance Sheets. For the first nine months, cash flow from income tax benefits in excess of recognized compensation expense amounted to $8.1 million in 2012

Questar 2012 Form 10-Q	19

compared to $5.3 million in 2011. There were 6,750,294 shares available for future grants at September 30, 2012.

Unvested stock options decreased by 88,396 shares to 29,398 shares in the first nine months of 2012. Questar did not grant any stock options in the first nine months of 2012. Stock-option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Price Range			Weighted-average Price
Balance at December 31, 2011	1,773,635	$3.70	-	$17.35	$8.54
Exercised	(466,040)	3.70	-	13.10	5.34
Balance at September 30, 2012	1,307,595	$4.37	-	$17.35	$9.68

Options Outstanding						Options Exercisable		Unvested Options
Range of exercise prices			Number outstanding at Sept. 30, 2012	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Sept. 30, 2012	Weighted-average exercise price	Number unvested at Sept. 30, 2012	Weighted- average exercise price
$4.37	-	$7.84	489,888	0.7	$5.07	489,888	$5.07	—	$—
11.40	-	12.43	489,174	2.4	11.72	489,174	11.72	—	—
13.10	-	17.35	328,533	3.8	13.52	299,135	13.56	29,398	13.10
			1,307,595	2.1	$9.68	1,278,197	$9.60	29,398	$13.10

Restricted share grants typically vest in equal installments over a three- or four-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average remaining vesting period of unvested restricted shares at September 30, 2012, was 15 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted Shares Outstanding	Price Range			Weighted-average Price
Balance at December 31, 2011	771,550	$11.40	-	$17.97	$16.22
Granted	358,078	19.39	-	20.90	19.39
Distributed	(325,567)	11.40	-	19.39	16.03
Forfeited	(9,321)	13.10	-	19.39	17.76
Balance at September 30, 2012	794,740	$13.10	-	$20.90	$17.71

Restricted stock unit grants typically vest in equal installments over a three-year period from the grant date. At September 30, 2012, Questar's outstanding restricted stock units totaled 70,824 with a weighted-average price of $15.46 per share and a weighted-average remaining vesting period of nine months.

In the first quarter of 2012, Questar granted to certain Company executive officers a total of 136,846 performance shares under the terms of the LTSIP. The awards were designed to motivate and reward these executives for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each executive officer is subject to adjustment upward or downward based on the Company's performance over the three-year performance period ending December 31, 2014 with respect to specified performance criteria relative to a specified peer group of companies. The actual performance shares awarded, if any, will be distributed in the first quarter of 2015 so long as such executive officer was employed by the Company or its affiliates as of December 31, 2014. Half of any award will be distributed in shares of Company common stock and half in cash. The Monte Carlo simulation method was used to estimate the grant-date fair value of the performance share awards at $25.42 per share. Equity- and liability-based performance share compensation expense amounted to $1.4 million in the first nine months of 2012 and $0.6 million in the first nine months of 2011.

Note 9 - Operations by Line of Business

Questar's three complementary lines of business include Questar Gas, which provides retail natural gas distribution in Utah,

Questar 2012 Form 10-Q	20

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

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Revenues from Unaffiliated Customers
Questar Gas	$82.5	$89.8	$578.7	$667.7	$876.5	$970.4
Wexpro	9.8	6.9	27.1	23.1	35.5	31.1
Questar Pipeline	49.5	50.0	150.1	148.8	198.7	200.8
Total	$141.8	$146.7	$755.9	$839.6	$1,110.7	$1,202.3

Revenues from Affiliated Companies
Questar Gas	$0.5	$0.4	$2.3	$2.2	$3.4	$2.7
Wexpro	69.3	64.4	204.6	186.4	271.8	247.5
Questar Pipeline	18.4	18.5	55.2	55.8	73.8	74.3
Total	$88.2	$83.3	$262.1	$244.4	$349.0	$324.5

Operating Income (Loss)
Questar Gas	$(10.7)	$(7.9)	$52.6	$56.6	$90.1	$95.8
Wexpro	41.0	37.7	117.9	108.3	155.3	143.1
Questar Pipeline	32.6	33.9	95.2	94.9	126.2	129.0
Corporate and other	0.7	0.1	1.4	0.5	2.1	0.2
Total	$63.6	$63.8	$267.1	$260.3	$373.7	$368.1

Net Income (Loss)
Questar Gas	$(9.3)	$(7.9)	$23.3	$25.9	$43.5	$48.0
Wexpro	26.4	25.6	76.5	71.6	100.1	94.3
Questar Pipeline	17.1	18.8	49.8	50.7	67.0	68.7
Corporate and other	(0.4)	(0.4)	(1.4)	(1.9)	(0.8)	(1.0)
Total	$33.8	$36.1	$148.2	$146.3	$209.8	$210.0

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

Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified pension plan as determined by the Employee Retirement Income Security Act and Internal Revenue Code. The 2012 estimated qualified pension expense is $34.6 million. The projected 2012 qualified pension plan funding is $78.6 million.

The Company also has a nonqualified pension plan for eligible employees who participate in the qualified pension plan, which provides a "make-up" benefit due to the limits on compensation that can be taken into account in determining benefits under the qualified pension plan. The nonqualified pension plan is unfunded; claims are paid from the Company's general funds. The 2012 nonqualified pension plan expense is estimated to be $3.9 million. Components of the qualified and nonqualified pension expense included in the determination of net income are listed in the table below:

Questar 2012 Form 10-Q	21

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Service cost	$3.2	$2.2	$9.7	$6.6	$12.4	$8.7
Interest cost	7.8	7.1	23.3	21.3	30.5	27.7
Expected return on plan assets	(8.0)	(6.3)	(23.7)	(18.9)	(30.8)	(24.9)
Prior service and other costs	0.3	0.3	0.8	0.9	1.0	1.1
Recognized net actuarial loss	5.4	2.6	16.2	7.8	20.5	9.7
Curtailment costs	0.1	—	0.3	—	1.1	1.0
Pension expense	$8.8	$5.9	$26.6	$17.7	$34.7	$23.3

The Company currently estimates a $6.0 million expense for postretirement benefits other than pensions in 2012 before $0.8 million for accretion of a regulatory liability. Postretirement benefit expense components are listed in the table below:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Service cost	$0.2	$0.2	$0.5	$0.5	$0.5	$0.6
Interest cost	1.0	1.1	2.8	3.3	3.7	4.3
Expected return on plan assets	(0.6)	(0.7)	(1.7)	(2.0)	(2.3)	(2.6)
Amortization of transition obligation	0.4	0.4	1.2	1.3	1.8	1.8
Amortization of losses	0.5	0.2	1.6	0.5	1.4	0.6
Accretion of regulatory liability	0.2	0.2	0.6	0.6	0.8	0.8
Curtailment costs	—	—	—	—	—	0.3
Postretirement benefits expense	$1.7	$1.4	$5.0	$4.2	$5.9	$5.8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2011 Form 10-K and analyzes the changes in the results of operations between the three, nine and 12 months ended September 30, 2012, and September 30, 2011. For definitions of commonly used terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2011 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income (loss) by line of business:

Questar 2012 Form 10-Q	22

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2012	2011	Change	2012	2011	Change	2012	2011	Change
	(in millions, except per-share amounts)
Questar Gas	$(9.3)	$(7.9)	$(1.4)	$23.3	$25.9	$(2.6)	$43.5	$48.0	$(4.5)
Wexpro	26.4	25.6	0.8	76.5	71.6	4.9	100.1	94.3	5.8
Questar Pipeline	17.1	18.8	(1.7)	49.8	50.7	(0.9)	67.0	68.7	(1.7)
Corporate and other	(0.4)	(0.4)	—	(1.4)	(1.9)	0.5	(0.8)	(1.0)	0.2
Net income	$33.8	$36.1	$(2.3)	$148.2	$146.3	$1.9	$209.8	$210.0	$(0.2)
Earnings per share - diluted	$0.19	$0.20	$(0.01)	$0.83	$0.82	$0.01	$1.18	$1.17	$0.01
Average diluted shares	176.5	178.9	(2.4)	178.1	178.7	(0.6)	178.3	178.8	(0.5)

QUESTAR GAS
Questar Gas reported a seasonal net loss of $9.3 million in the third quarter of 2012 compared to a net loss of $7.9 million in the third quarter of 2011. Questar Gas net income was $23.3 million in the first nine months of 2012 compared to $25.9 million in the first nine months of 2011. Net income was $43.5 million in the 12 months ended September 30, 2012, compared to $48.0 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year. Following is a summary of Questar Gas financial and operating results:

Questar 2012 Form 10-Q	23

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2012	2011	Change	2012	2011	Change	2012	2011	Change
	(in millions)
Net Income
Revenues
Residential and commercial sales	$67.0	$70.9	$(3.9)	$528.4	$613.8	$(85.4)	$807.6	$900.8	$(93.2)
Industrial sales	5.8	7.4	(1.6)	18.6	21.9	(3.3)	26.4	29.6	(3.2)
Transportation for industrial customers	3.2	3.1	0.1	8.7	8.4	0.3	11.6	9.9	1.7
Service	0.9	1.1	(0.2)	3.6	4.1	(0.5)	4.6	4.7	(0.1)
Other	6.1	7.7	(1.6)	21.7	21.7	—	29.7	28.1	1.6
Total revenues	83.0	90.2	(7.2)	581.0	669.9	(88.9)	879.9	973.1	(93.2)
Cost of natural gas sold	44.7	52.0	(7.3)	356.4	450.5	(94.1)	551.6	656.6	(105.0)
Margin	38.3	38.2	0.1	224.6	219.4	5.2	328.3	316.5	11.8
Other Operating Expenses
Operating and maintenance	21.4	20.8	0.6	87.2	82.6	4.6	123.1	112.6	10.5
General and administrative	12.1	10.1	2.0	36.5	34.9	1.6	52.6	49.5	3.1
Depreciation and amortization	11.4	11.1	0.3	35.0	32.9	2.1	46.6	43.5	3.1
Other taxes	4.1	4.1	—	13.3	12.4	0.9	15.9	15.1	0.8
Total Other Operating Expenses	49.0	46.1	2.9	172.0	162.8	9.2	238.2	220.7	17.5
OPERATING INCOME (LOSS)	(10.7)	(7.9)	(2.8)	52.6	56.6	(4.0)	90.1	95.8	(5.7)
Interest and other income	1.4	1.4	—	3.8	4.3	(0.5)	4.9	6.1	(1.2)
Interest expense	(5.8)	(6.4)	0.6	(19.1)	(19.5)	0.4	(25.5)	(26.2)	0.7
Income taxes	5.8	5.0	0.8	(14.0)	(15.5)	1.5	(26.0)	(27.7)	1.7
NET INCOME (LOSS)	$(9.3)	$(7.9)	$(1.4)	$23.3	$25.9	$(2.6)	$43.5	$48.0	$(4.5)

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	7.3	7.7	(0.4)	64.3	75.9	(11.6)	101.7	110.6	(8.9)
Industrial sales	1.2	1.4	(0.2)	3.6	3.7	(0.1)	4.9	4.8	0.1
Transportation for industrial customers	15.4	13.0	2.4	45.8	38.3	7.5	60.0	53.2	6.8
Total industrial	16.6	14.4	2.2	49.4	42.0	7.4	64.9	58.0	6.9
Total deliveries	23.9	22.1	1.8	113.7	117.9	(4.2)	166.6	168.6	(2.0)
Natural gas revenue (per dth)
Residential and commercial sales	$9.27	$9.19	$0.08	$8.22	$8.09	$0.13	$7.94	$8.15	$(0.21)
Industrial sales	4.93	5.89	(0.96)	5.16	6.02	(0.86)	5.40	6.14	(0.74)
Transportation for industrial customers	0.21	0.24	(0.03)	0.19	0.22	(0.03)	0.19	0.19	—
Colder (warmer) than normal temperatures	(90%)	(98%)	8%	(16%)	11%	(27%)	(9%)	4%	(13%)
Temperature-adjusted usage per customer (dth)	7.1	7.6	(0.5)	73.5	74.6	(1.1)	110.0	110.7	(0.7)
Customers at Sept. 30, (in thousands)	925	913	12

Margin Analysis
Questar Gas margin (revenues minus gas costs) increased $0.1 million in the third quarter of 2012 compared to the third quarter of 2011, increased $5.2 million in the first nine months of 2012 compared to the first nine months of 2011 and increased $11.8

Questar 2012 Form 10-Q	24

million in the 12 months ended September 30, 2012 compared to the 12 months ended September 30, 2011. Following is a summary of major changes in Questar Gas margin:

	3 Months 2012 vs. 2011	9 Months 2012 vs. 2011	12 Months 2012 vs. 2011
	(in millions)
Customer growth	$0.4	$2.4	$3.5
Feeder line cost recovery	0.5	3.5	5.7
Demand-side management cost recovery	(0.6)	1.9	4.4
Recovery of gas-cost portion of bad-debt costs	0.3	(1.4)	(2.0)
Other	(0.5)	(1.2)	0.2
Increase	$0.1	$5.2	$11.8

On September 30, 2012, Questar Gas served 925,386 customers, up 1.4% from 912,698 at September 30, 2011. Customer growth increased the margin by $0.4 million in the third quarter of 2012, $2.4 million in the first nine months of 2012 and $3.5 million in the 12 months ended September 30, 2012.

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

A 2010 rate case stipulation approved an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. Questar Gas recognized $0.5 million of increased margin due to the infrastructure tracking mechanism in the third quarter of 2012, $3.5 million in the first nine months of 2012 and $5.7 million in the 12 months ended September 30, 2012.

Questar Gas margin increased during the nine- and 12-month periods ended September 30, 2012, due to higher recovery of demand-side management costs used to promote energy conservation by customers. Changes in the margin contribution from demand-side management recovery revenues are offset by equivalent changes in program expenses.

Expenses
Cost of natural gas sold decreased 14% in the third quarter of 2012, 21% in the first nine months of 2012 and 16% in the 12 months ended September 30, 2012, compared to the same periods of 2011 due to lower volumes and lower rates. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of September 30, 2012, Questar Gas had a $27.2 million under-collected balance in the purchased-gas adjustment account representing costs incurred in excess of costs recovered from customers. During the second quarter of 2012, Questar Gas credited $43.0 million of its over-collected balance to customers.

Operating and maintenance expenses increased $0.6 million in the third quarter of 2012, increased $4.6 million in the first nine months of 2012 and increased $10.5 million in the 12 months ended September 30, 2012, compared to the same periods of 2011. These increases included higher demand-side management costs of $1.9 million and $4.4 million for the nine- and 12-month periods, respectively. The demand-side management costs are for the company's energy efficiency program and are recovered from customers through periodic rate changes. General and administrative expenses increased $2.0 million in the 2012 third quarter, increased $1.6 million in the 2012 first nine months and increased $3.1 million in the 12 months ended September 30, 2012, compared to the prior year periods. The increases were due to higher employee and corporate allocated costs. Operating, maintenance, general and administrative expenses per customer, exclusive of demand-side management costs, were $145 in the 12 months ended September 30, 2012, compared to $137 in the 12 months ended September 30, 2011.

Other taxes were flat in the third quarter of 2012 compared to the third quarter of 2011. Other taxes increased 7% in the first nine months of 2012 and increased 5% in the 12 months ended September 30, 2012, compared to year-earlier periods due to increased property taxes.

Questar 2012 Form 10-Q	25

Depreciation and amortization expense increased 3% in the third quarter of 2012, increased 6% in the first nine months of 2012 and increased 7% in the 12 months ended September 30, 2012, compared to the 2011 periods. The higher depreciation was caused by plant additions driven by customer growth and feeder line replacements.

WEXPRO
Wexpro reported net income of $26.4 million in the third quarter of 2012 compared to $25.6 million in the third quarter of 2011, a 3% increase. Wexpro earned $76.5 million in the first nine months of 2012 compared to $71.6 million in the first nine months of 2011. Wexpro earned $100.1 million for the 12 months ending September 30, 2012 compared to $94.3 million for the year-earlier period. Following is a summary of Wexpro financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2012	2011	Change	2012	2011	Change	2012	2011	Change
	(in millions)
Net Income
Revenues
Operator service fee	$70.3	$64.6	$5.7	$204.2	$187.0	$17.2	$270.7	$248.9	$21.8
Oil and NGL sales	8.8	7.0	1.8	27.3	22.5	4.8	36.1	29.6	6.5
Other	—	(0.3)	0.3	0.2	—	0.2	0.5	0.1	0.4
Total Revenues	79.1	71.3	7.8	231.7	209.5	22.2	307.3	278.6	28.7
Operating Expenses
Operating and maintenance	6.3	5.4	0.9	19.7	16.0	3.7	26.0	21.9	4.1
General and administrative	7.1	5.3	1.8	20.0	17.1	2.9	27.1	22.4	4.7
Production and other taxes	4.2	6.4	(2.2)	16.1	18.5	(2.4)	23.2	24.5	(1.3)
Depreciation, depletion and amortization	20.0	16.1	3.9	58.2	47.4	10.8	74.7	63.7	11.0
Oil income sharing	0.5	0.4	0.1	2.3	2.2	0.1	3.4	2.7	0.7
Total Operating Expenses	38.1	33.6	4.5	116.3	101.2	15.1	154.4	135.2	19.2
Net gain (loss) from asset sales	—	—	—	2.5	—	2.5	2.4	(0.3)	2.7
OPERATING INCOME	41.0	37.7	3.3	117.9	108.3	9.6	155.3	143.1	12.2
Interest and other income	0.3	2.2	(1.9)	1.8	3.4	(1.6)	2.6	4.2	(1.6)
Interest expense	—	—	—	—	—	—	—	(0.1)	0.1
Income taxes	(14.9)	(14.3)	(0.6)	(43.2)	(40.1)	(3.1)	(57.8)	(52.9)	(4.9)
NET INCOME	$26.4	$25.6	$0.8	$76.5	$71.6	$4.9	$100.1	$94.3	$5.8

Operating Statistics
Production volumes
Natural gas (Bcf)	14.6	12.6	2.0	43.9	37.1	6.8	57.3	49.8	7.5
Oil and NGL (Mbbl)	164	105	59	483	310	173	640	423	217
Oil and NGL average sales price (per bbl)	$77.70	$75.95	$1.75	$82.10	$82.43	$(0.33)	$81.90	$79.48	$2.42
Investment base at Sept. 30, (in millions)	$530.0	$464.2	$65.8

Revenues
Wexpro earned a 19.9% after-tax return on its average investment base for the 12 months ended September 30, 2012. Wexpro 2012 operating results benefited from a higher average investment base compared to the prior year period. Pursuant to the terms of a long-standing agreement referred to as the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base includes its costs of commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. The investment base grew in the 12 months ended September 30, 2012, but the increase due to investment in commercial wells was partially offset by increased deferred taxes due to bonus depreciation allowed for income tax purposes. Following is a summary

Questar 2012 Form 10-Q	26

of changes in the Wexpro investment base:

	12 Months Ended Sept. 30,
	2012	2011
	(in millions)
Beginning investment base	$464.2	$445.6
Successful development wells	171.4	97.1
Depreciation, depletion and amortization	(71.1)	(59.8)
Deferred income taxes	(34.5)	(18.7)
Ending investment base	$530.0	$464.2

Wexpro produced 14.6 Bcf of cost-of-service natural gas for Questar Gas during the third quarter of 2012, up 16% from the third quarter of 2011. Wexpro produced 43.9 Bcf in the first nine months of 2012 compared to 37.1 Bcf in the first nine months of 2011. Wexpro produced 57.3 Bcf of cost-of-service gas in the 12 months ending September 30, 2012, compared to 49.8 Bcf in the 12 months ended September 30, 2011. On an annual basis, Wexpro natural gas production provides more than half of Questar Gas's supply requirements.

Revenues from oil and NGL sales increased 26% in the third quarter of 2012 over the third quarter of 2011, were up 21% in the first nine months of 2012 over the first nine months of 2011 and were up 22% in the 12 months ended September 30, 2012 over the year-earlier period. The increases were due to higher production volumes. The increase in revenues was partially offset by higher oil-related operating and maintenance expenses. Increased oil and NGL sales caused an increase in the sharing of oil income with Questar Gas customers under the terms of the Wexpro Agreement in the three, nine and 12 months ended September 30, 2012 compared to the three, nine and 12 months ended September 30, 2011.

Expenses
Operating and maintenance expenses were up 17% in the third quarter of 2012, up 23% in the first nine months of 2012 and up 19% in 12-month period ended September 30, 2012 compared to prior year periods due to higher production and increased spending on repairs and field costs. Lease operating expense per Mcfe was $0.42 in the first nine months of 2012 compared to $0.41 in the first nine months of 2011. General and administrative expenses were higher in the three-, nine- and 12-month periods ended September 30, 2012, compared to prior year periods. These increases are due to higher employee expenses. Production and other taxes were lower in the third quarter of 2012, lower in the first nine months of 2012 and lower in the 12 months ended September 30, 2012 compared to the prior-year periods due to changes in the value of natural gas, oil and NGL production.

Depreciation, depletion and amortization expense increased 24% in the third quarter of 2012, increased 23% in the first nine months of 2012 and increased 17% in the 12 months ended September 30, 2012, over the 2011 periods due to increased production volumes and investment in natural gas wells and facilities.

QUESTAR PIPELINE
Questar Pipeline reported third quarter 2012 net income of $17.1 million compared with $18.8 million in 2011, a 9% decrease. Questar Pipeline earned $49.8 million in the first nine months of 2012, down 2% from $50.7 million in the first nine months of 2011. Questar Pipeline earned $67.0 million in the 12 months ended September 30, 2012, compared to $68.7 million in the 12 months ended September 30, 2011. Following is a summary of Questar Pipeline financial and operating results:

Questar 2012 Form 10-Q	27

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2012	2011	Change	2012	2011	Change	2012	2011	Change
	(in millions)
Net Income
Revenues
Transportation	$48.5	$49.2	$(0.7)	$145.7	$146.0	$(0.3)	$194.9	$193.2	$1.7
Storage	9.5	9.4	0.1	28.7	28.6	0.1	38.4	38.0	0.4
NGL sales - transportation	1.3	2.8	(1.5)	5.3	7.6	(2.3)	6.6	11.1	(4.5)
NGL sales - field services	2.4	2.0	0.4	7.1	6.8	0.3	8.6	10.0	(1.4)
Energy services	3.8	3.9	(0.1)	11.3	12.1	(0.8)	15.4	15.6	(0.2)
Other	2.4	1.2	1.2	7.2	3.5	3.7	8.6	7.2	1.4
Total Revenues	67.9	68.5	(0.6)	205.3	204.6	0.7	272.5	275.1	(2.6)
Operating Expenses
Operating and maintenance	9.1	9.2	(0.1)	26.4	28.1	(1.7)	33.6	40.2	(6.6)
General and administrative	12.0	9.5	2.5	36.5	33.7	2.8	49.3	43.8	5.5
Depreciation and amortization	13.6	12.8	0.8	40.6	37.9	2.7	53.9	49.9	4.0
Other taxes	2.4	2.6	(0.2)	7.3	8.0	(0.7)	9.4	10.0	(0.6)
Cost of goods sold	0.7	0.7	—	1.9	2.3	(0.4)	2.7	3.1	(0.4)
Total Operating Expenses	37.8	34.8	3.0	112.7	110.0	2.7	148.9	147.0	1.9
Net gain from asset sales	2.5	0.2	2.3	2.6	0.3	2.3	2.6	0.9	1.7
OPERATING INCOME	32.6	33.9	(1.3)	95.2	94.9	0.3	126.2	129.0	(2.8)
Interest and other income	—	0.2	(0.2)	0.3	1.2	(0.9)	—	1.3	(1.3)
Income from unconsolidated affiliate	1.0	1.0	—	2.8	2.9	(0.1)	3.7	3.9	(0.2)
Interest expense	(6.6)	(5.6)	(1.0)	(19.8)	(19.5)	(0.3)	(24.8)	(26.5)	1.7
Income taxes	(9.9)	(10.7)	0.8	(28.7)	(28.8)	0.1	(38.1)	(39.0)	0.9
NET INCOME	$17.1	$18.8	$(1.7)	$49.8	$50.7	$(0.9)	$67.0	$68.7	$(1.7)

Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	202.1	171.9	30.2	581.4	493.5	87.9	753.7	645.4	108.3
For Questar Gas	17.5	16.6	0.9	83.8	88.4	(4.6)	112.3	111.0	1.3
Total transportation	219.6	188.5	31.1	665.2	581.9	83.3	866.0	756.4	109.6
Transportation revenue (per dth)	$0.22	$0.26	$(0.04)	$0.22	$0.25	$(0.03)	$0.23	$0.26	$(0.03)
Net firm-daily transportation demand at Sept. 30, (in Mdth)	4,946	4,983	(37)
Natural gas processing
NGL sales (Mbbl)	69	65	4	201	195	6	239	301	(62)
NGL sales price (per bbl)	$55.73	$73.60	$(17.87)	$62.13	$73.78	$(11.65)	$63.95	$69.88	$(5.93)

Revenues
As of September 30, 2012, Questar Pipeline had net firm-transportation contracts of 4,946 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 4,983 Mdth per day as of September 30, 2011. The increase in transportation revenues for the 12 months ended September 30, 2012, was due primarily to expansions of the Overthrust Pipeline system that were completed in March 2011. The decreases in transportation revenues in the third quarter and first nine months of 2012 were due to lower interruptible volumes and the expiration of firm contracts.

Questar Pipeline earns its largest transportation revenue from Questar Gas, with contracts for 881 Mdth per day. The primary Questar Gas transportation contract extends through mid 2017.

Questar 2012 Form 10-Q	28

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

NGL volumes increased 6% in the third quarter of 2012 compared to the third quarter of 2011, increased 3% in the first nine months of 2012 compared to the first nine months of 2011 and decreased 21% in the 12 months ended September 30, 2012, compared to the year-earlier period. NGL volumes declined on the Questar Pipeline transportation system due to upstream processing. NGL volumes increased at the Questar Field Services (a subsidiary of Questar Pipeline) plant in the third quarter of 2012 due to higher liquid content of processed gas. NGL prices were 24% lower in the third quarter of 2012, 16% lower in the first nine months of 2012 and 8% lower in the 12 months ended September 30, 2012, compared to year-earlier periods.

Expenses
Operating and maintenance expenses were relatively flat in the third quarter of 2012, decreased 6% in the first nine months of 2012 and decreased 16% in the 12 months ended September 30, 2012, compared to the corresponding 2011 periods. The decreased costs for the nine and 12 months ending September 30, 2012 are due primarily to lower regulatory sharing accruals, lower supplies and equipment expense and higher allocation of expense to capital projects. General and administrative expenses increased 26% in the third quarter of 2012, increased 8% in the first nine months of 2012 and increased 13% in the 12 months ended September 30, 2012, compared to corresponding 2011 periods. The increases were due to higher employee costs and allocations of corporate costs. Operating, maintenance, general and administrative expenses per dth transported were $0.09 in the first nine months of 2012 compared to $0.11 in the first nine months of 2011 due to higher volumes transported.

Other taxes decreased 8% in the third quarter of 2012, decreased 9% in the first nine months of 2012 and decreased 6% in the 12 months ended September 30, 2012, compared to year-earlier periods. The decreases are primarily due to lower property taxes.

Depreciation and amortization expense was up 6% in the third quarter of 2012, 7% in the first nine months of 2012, and 8% in the 12 months ended September 30, 2012, compared to the 2011 periods because of system expansions placed into service.

Net gain from asset sales
In the third quarter of 2012, Questar Pipeline realized a $2.4 million gain on the sale of real estate.

Strategic review of non-core assets
In October 2012, Questar Pipeline announced that it had begun a strategic review of non-core Questar Pipeline assets. This review will focus on Overthrust and Southern Trails pipelines. All strategic options will be analyzed, including joint ventures, asset sales or other alternatives.

Other Consolidated Results

Consolidated cost of sales
Questar Gas’s cost of natural gas sold includes amounts paid to Wexpro for cost-of-service gas supplies and amounts paid to Questar Pipeline for transportation and storage services. These intercompany transactions are eliminated in the consolidated Questar financial statements. Questar Gas records injection of natural gas into underground storage as a reduction of cost of natural gas sold. During the third quarters of both 2012 and 2011, the Questar consolidated income statements show a credit balance for cost of sales because of low sales volumes, the elimination of intercompany revenues and expenses, and the injection of natural gas into storage.

Interest expense
Consolidated interest expense was 9% higher in the third quarter of 2012, essentially flat in the first nine months of 2012 and 3% lower in the 12 months ending September 30, 2012, compared to the prior year periods. In December 2010, Questar issued $250.0 million of 2.75% Senior Notes due in 2016. In the second quarter of 2011, Questar executed a fixed-to-floating interest

Questar 2012 Form 10-Q	29

rate swap transaction to convert $125.0 million of its 2.75% Senior Notes to floating rate debt. Questar settled this hedge transaction in March 2012, for a deferred gain of $7.2 million, which is being amortized to interest expense over the remaining debt term.

Income taxes
Questar's effective combined federal and state income tax rate was 35.9% in the first nine months of 2012 and 35.8% in the first nine months of 2011.

Retirement incentive
Questar is looking at ways to reduce its overall cost structure. In October 2012, Questar announced a retirement incentive program for eligible employees. This program would provide an incentive payment equal to six months of base salary for those who are eligible and elect to retire by March 1, 2013. The cost of this program will be recognized in the fourth quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities decreased 13% in the first nine months of 2012 compared to the first nine months of 2011 due primarily to changes in operating assets and liabilities, including a refund to customers of a credit balance in the purchased-gas adjustment account. Depreciation increased due to investment in plant and equipment and higher natural gas production. Deferred income taxes include the impact of bonus tax depreciation rules, which allow the Company to deduct 50% of the cost of certain capital expenditures for income tax purposes. Net cash provided by operating activities is presented below:

	9 Months Ended Sept. 30,
	2012	2011	Change
	(in millions)
Net income	$148.2	$146.3	$1.9
Noncash adjustments to net income	209.7	218.1	(8.4)
Changes in operating assets and liabilities	28.1	81.5	(53.4)
Net cash provided by operating activities	$386.0	$445.9	$(59.9)

Investing Activities
A comparison of capital expenditures for the first nine months of 2012 and 2011 and a forecast for calendar year 2012 are presented below:

	9 Months Ended Sept. 30,		Forecast 12 Months Ended December 31,
	2012	2011	2012
	(in millions)
Questar Gas	$120.8	$80.4	$155
Wexpro	110.2	89.8	130
Questar Pipeline	41.6	83.6	55
Corporate and other	3.5	1.4	10
Total capital expenditures	$276.1	$255.2	$350

Questar Gas expects to invest about $55 million in its feeder line replacement program as well as provide service to approximately 12,000 new customers during 2012. Wexpro is continuing its planned low-risk and low-cost-structure development drilling program in the Vermillion area. Wexpro is also continuing to participate in wells drilled in the Pinedale area. Questar Pipeline's 2012 capital expenditure plans include transmission-system expansions and pipeline replacements.

Financing Activities
In the first nine months of 2012, the Company increased short-term debt by $44.0 million in part to fund a common share-

Questar 2012 Form 10-Q	30

repurchase program.

Questar issues commercial paper to meet short-term financing requirements. The commercial-paper program is supported by a revolving credit arrangement with various banks that provides back-up credit liquidity. Credit commitments under the revolving credit arrangement totaled $500.0 million at September 30, 2012, with no amounts borrowed. Commercial paper outstanding amounted to $263.0 million at September 30, 2012, compared with $278.0 million a year earlier. The Company believes the credit commitments are adequate for its working capital and short-term financing requirements during 2012.

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

Questar Gas has entered into a commitment to borrow $150 million of long-term debt in the private placement market on or before December 14, 2012. Questar Gas will issue $40 million of 12-year notes with an interest rate of 2.98% and $110 million of 15-year notes with an interest rate of 3.28%. Proceeds from the debt issue will be used primarily to repay $133.5 million of long-term debt that has matured or will mature as follows: $25.0 million which matured in August 2012; $66.5 million which matured in October 2012; $40.0 million which will mature in January 2013; and $2.0 million which will mature in September 2013. Additional proceeds will be used for other corporate purposes. The Company believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

In March 2012, Questar occupied a new headquarters building and recorded a capital lease obligation for this building of $40.8 million, which is being amortized as lease payments are made over the 17-year lease term.

During the first nine months of 2012, Questar repurchased 3.6 million shares of its common stock in the market at a cost of $71.6 million. These repurchases were under a $100 million program approved by the Board of Directors to reduce the share count approximately to its June 30, 2010 level. Questar expects to continue to repurchase shares during the remainder of 2012.

At September 30, 2012, combined short-term debt, long-term debt and capital lease obligation was 57% and equity was 43% of total capital. The Company does not expect the ratio of debt in the capital structure to materially change over the next several years, except for seasonal variation in short-term debt for working capital requirements.

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

Questar Pipeline's primary market risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on the market's expectations about future volumes of natural gas likely to be produced in the basins served by Questar Pipeline and changes in market demand for natural gas. On some portions of its pipeline systems, the company faces the risk that it will not be successful in recontracting capacity under favorable terms once existing contracts expire. Questar Southern Trails Pipeline recontracted half of its capacity in the third quarter of 2012 at a market rate significantly lower than the previous rate, reducing revenues on this pipeline. Questar Southern Trails Pipeline is reviewing other strategic options for this pipeline because of the changing market for natural gas transportation to California. The Company continues to believe that at this time no impairment

Questar 2012 Form 10-Q	31

of the pipeline is necessary and will continue to assess the need for impairment as these options are evaluated.

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

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at September 30, 2012. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, Wyoming Interstate Pipeline, EOG Resources, EnCana Marketing, PacifiCorp, Cross Timbers Energy Services and Anadarko Energy Services Company.

Interest-Rate Risk Management
On September 30, 2012, Questar had $1,057.9 million of fixed-rate long-term debt with a fair value of $1,237.5 million and a weighted-average life to maturity of 10.3 years. Questar also had $263.0 million of floating-rate debt outstanding in the form of short-maturity commercial paper at September 30, 2012.

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

Questar 2012 Form 10-Q	32

cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2012. Based on such evaluation, such officers have concluded that, as of September 30, 2012, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective.

Changes in Internal Controls.
There were no changes in Questar's, Questar Gas's and Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity securities during the third quarter of 2012. The following table sets forth the Company's purchases of common stock registered under section 12 of the Exchange Act that occurred during the quarter ended September 30, 2012:

2012	Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Month #1 July 1, 2012 through July 31, 2012	166	$20.62	—	$44,642,388
Month #2 August 1, 2012 through August 31, 2012	605,996	$20.33	599,763	$32,443,650
Month #3 September 1, 2012 through September 30, 2012	320,680	$20.08	200,000	$28,423,920
Totals	926,842	$20.24	799,763

(1) The total number of shares purchased includes 166 in Month #1, 6,233 in Month #2 and 120,680 in Month #3 purchased in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options. All other shares were purchased pursuant to the publicly announced program described below.

(2) On July 26, 2011 the Questar Board of Directors authorized a $100 million share repurchase program, which will be effective through 2012. Share repurchases may be made on the open market or through other transactions. Questar's management has sole discretion with respect to determining the timing and amount of these transactions.

Questar 2012 Form 10-Q	33

Questar 2012 Form 10-Q	34

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibits No.	Exhibits

EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Questar Corporation

4.1	Second Amendment to Multi-Year Revolving Credit Agreement

EXHIBIT 10 - MATERIAL CONTRACTS

Questar Gas Company

10.1	Wexpro II Agreement (Item 1.01 of Questar Gas Company's Current Report on Form 8-K filed September 12, 2012).

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1.	Questar Corporation ratio of earnings to fixed charges.

Questar Gas Company

12.2.	Questar Gas Company ratio of earnings to fixed charges.

Questar Pipeline Company

12.3.	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1.	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3.	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4.	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5.	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6.	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1.	Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2.	Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.3.	Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.4.	Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.5.	Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.6.	Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar 2012 Form 10-Q	35

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

Questar 2012 Form 10-Q	36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

October 31, 2012	/s/Ronald W. Jibson Ronald W. Jibson Chairman, President and Chief Executive Officer, Questar and Questar Gas

October 31, 2012	/s/R. Allan Bradley R. Allan Bradley President and Chief Executive Officer, Questar Pipeline

October 31, 2012	/s/Kevin W. Hadlock Kevin W. Hadlock Executive Vice President and Chief Financial Officer, Questar, Questar Gas and Questar Pipeline

Questar 2012 Form 10-Q	37

Exhibits No.	Exhibits

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1.	Questar Corporation ratio of earnings to fixed charges.

Questar Pipeline Company

12.2.	Questar Gas Company ratio of earnings to fixed charges.

Questar Gas Company

12.3.	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1.	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3.	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4.	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5.	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6.	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1.	Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2.	Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.3.	Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.4.	Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.5.	Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.6.	Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

Questar 2012 Form 10-Q	38