Form 10-K
period 2012-12-31
QUESTAR GAS CO; QUESTAR CORP; QUESTAR PIPELINE CO
filed 2013-02-22
CIK 68589, 751652, 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Registrants' telephone number, including area code (801) 324-5900
Web site http://www.questar.com

Securities registered pursuant to Section 12(b) of the Act:

Questar Corporation	Common stock without par value, listed on the New York Stock Exchange
Questar Gas Company	None
Questar Pipeline Company	None

Securities registered pursuant to Section 12(g) of the Act:

Questar Corporation	None
Questar Gas Company	None
Questar Pipeline Company	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Questar Corporation	Yes [X] No [ ]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

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

Questar Corporation	[ ]
Questar Gas Company	[ ]
Questar Pipeline Company	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Do not check non-accelerated filer if a smaller reporting company (Check one).

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2012). The aggregate market value was calculated by excluding all shares held by directors and executive officers of the registrant and three nonprofit foundations established by the registrant without conceding that all such persons are affiliates for purposes of federal securities laws.

Questar Corporation	$3.7 billion
Questar Gas Company	None
Questar Pipeline Company	None

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of January 31, 2013.

Questar Corporation	without par value	175,097,361
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Documents Incorporated by Reference:
Portions of Questar Corporation's definitive Proxy Statement (the "Proxy Statement"), to be filed in connection with its May 10, 2013, Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

FILING FORMAT
This Annual Report on Form 10-K is a combined report being filed by three separate registrants: Questar Corporation, Questar Gas Company and Questar Pipeline Company. Questar Gas Company and Questar Pipeline Company are wholly-owned subsidiaries of Questar Corporation. Separate financial statements for Wexpro Company have not been included since Wexpro is not a registrant. See Note 13 to the accompanying financial statements for a summary of operations by line of business. Information contained herein related to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

Item 8 of Part II of this Annual Report on Form 10-K includes separate financial statements (i.e. statements of income, statements of comprehensive income, balance sheets, statements of equity and statements of cash flows) for Questar Corporation, Questar Gas Company and Questar Pipeline Company. The notes accompanying the financial statements are presented on a combined basis for all three registrants. Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of Part II is presented by line of business.

Where You Can Find More Information

Questar Corporation (Questar or the Company) and two of its subsidiaries, Questar Gas Company (Questar Gas) and Questar Pipeline Company (Questar Pipeline), each file annual, quarterly, and current reports with the Securities and Exchange Commission (SEC). Questar also regularly files proxy statements and other documents with the SEC. These reports and other information can be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549-0213. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC also maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including Questar, Questar Gas and Questar Pipeline.

Investors can also access financial and other information via Questar's internet site at www.questar.com. Questar and each of its reporting subsidiaries make available, free of charge through the internet site, copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports and all reports filed by executive officers and directors under Section 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act), reporting transactions in Questar securities. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. Information contained on or connected to Questar's internet site that is not directly incorporated by reference into the Company's Annual Report on Form 10-K should not be considered part of this report or any other filing made with the SEC.

Questar's internet site also contains copies of Statements of Responsibility for various board committees, including the Finance and Audit Committee, Corporate Governance Guidelines and Questar's Business Ethics and Compliance Policy.

Finally, you may request a copy of filings other than an exhibit to a filing, unless that exhibit is specifically incorporated by reference into that filing, at no cost by writing or calling Questar, 333 South State Street, P.O. Box 45433, Salt Lake City, UT, 84145-0433 (telephone number 801-324-5900).

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to the following:

•	the risk factors discussed in Part I, Item 1A of this Annual Report on Form 10-K;

•	general economic conditions, including the performance of financial markets and interest rates;

•	changes in energy commodity prices;

•	changes in industry trends;

•	changes in laws or regulations; and

•	other factors, most of which are beyond the Company's control.

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

SEC	U.S. Securities and Exchange Commission.
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

Wexpro II Agreement
A proposed agreement with the states of Utah and Wyoming modeled after the Wexpro Agreement that would allow for the expansion of properties under the cost-of-service methodology for the benefit of Questar Gas customers.

Working Interest	An economic interest in a gas and oil lease that gives the owner the right to drill, produce and conduct operating activities on the leased acreage and receive a share of any production.
Workover	Operations on a producing well to restore or increase production.

FORM 10-K
ANNUAL REPORT, 2012

PART I

ITEM 1.  BUSINESS.

Nature of Business
Questar is a Rockies-based integrated natural gas holding company with three principal complementary lines of business operated through wholly-owned subsidiaries:

•	Questar Gas provides retail natural gas distribution in Utah, Wyoming and Idaho.

•	Wexpro Company (Wexpro) develops and produces natural gas from cost-of-service reserves for Questar Gas customers.

•	Questar Pipeline operates interstate natural gas pipelines and storage facilities in the western United States and provides other energy services.

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

The corporate organization structure and major subsidiaries are summarized below:

Questar Corporation

Questar Gas Company Retail Gas Distribution	Wexpro Company Gas and Oil Development and Production	Questar Pipeline Company Interstate Gas Transportation and Storage

See Note 13 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for financial information by line of business including, but not limited to, revenues from unaffiliated customers, operating income and identifiable assets. A discussion of the Company's lines of business follows.

RETAIL GAS DISTRIBUTION - Questar Gas
General: Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. It generated approximately 25% of the Company's operating income in 2012. Wexpro provides the majority of Questar Gas's gas supply and Questar Pipeline provides the majority of Questar Gas's transportation and storage services. As of December 31, 2012, Questar Gas was serving 930,760 sales and transportation customers. Questar Gas is the only non-municipal gas-distribution utility in Utah, where 97% of its customers are located. The Public Service Commission of Utah, the Wyoming Public Service Commission and the Public Utility Commission of Idaho have granted Questar Gas the necessary regulatory approvals to serve these areas. Questar Gas also has long-term franchises granted by communities and counties within its service area.

Questar Gas's growth is tied to the economic growth of Utah and southwestern Wyoming. It has a market share of over 94% of residential space and water heating in its service area. During 2012, Questar Gas added 11,524 customers, a 1.3% increase.

Questar Gas faces the same risks as other local distribution companies. These risks include revenue variations based on seasonal changes in demand, changes in natural gas prices, availability of natural gas supplies, declining residential usage per customer, adequacy of distribution facilities and adverse regulatory decisions. Questar Gas's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 80 dth per year) consumes more than 79% of total gas requirements in the coldest six months of the year. Questar Gas, however, has a weather-normalization mechanism for its general-service customers. This billing mechanism adjusts the non-gas portion of a customer's monthly bill as the actual heating-degree days in the billing cycle are warmer or colder than normal. This mechanism reduces volatility in any given customer's monthly bill from year to year and reduces volatility in Questar Gas gross margin.

Since 2006, Questar Gas has had a conservation enabling tariff (CET) to promote energy conservation. Under the CET, Questar Gas non-gas revenues are decoupled from the temperature-adjusted usage per customer. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. These adjustments are limited to 5% of distribution non-gas revenues. Under the CET, Questar Gas recorded a $2.9 million revenue decrease in 2012 compared with a $3.6 million decrease in 2011 and a $2.9 million increase in 2010, which offset changes in customer usage.

Since 2007, Questar Gas has had a demand-side management (DSM) program. Under the DSM program, Questar Gas encourages the conservation of natural gas through advertising, rebates for efficient homes and appliances, and home energy audits. The costs related to the DSM program are deferred and recovered from customers through periodic rate adjustments. Questar Gas received revenues for recovery of DSM costs amounting to $36.6 million in 2012, compared to $39.9 million in 2011 and $39.1 million in 2010. As of December 31, 2012, Questar Gas had a regulatory asset of $11.0 million for DSM costs yet to be recovered from customers.

Questar Gas's gas-supply risk is partly mitigated by Wexpro cost-of-service gas supply. During 2012 Questar Gas satisfied 68% of its supply requirements with cost-of-service gas volumes. Wexpro produces cost-of-service gas, which is then gathered by Wexpro or third parties and transported by Questar Pipeline. See Item 2 of Part I and Note 17 to the financial statements included in Item 8 of Part II of this Annual Report for more information on the Company's cost-of-service proved reserves. Questar Gas also has a balanced and diversified portfolio of gas-supply contracts for volumes produced in Wyoming, Colorado, and Utah. In addition, Questar Gas has regulatory approval to pass through in its balancing account the economic results associated with hedging activities.

Questar Gas has designed its distribution system and annual gas-supply plan to handle peak design-day demand, which is defined as the estimated volume of gas that firm customers could use when the weather is extremely cold. For the 2012-2013 heating season, Questar Gas had an estimated peak sales and firm-transportation design-day demand of 1,474 MMdth.

Questar Gas has long-term contracts with Questar Pipeline for transportation and storage capacity at the Clay Basin storage facility and three peak-day storage facilities. Questar Gas has a long-term storage contract with Ryckman Creek Resources. Questar Gas also has transportation contracts to take deliveries at several locations from Kern River Pipeline.

Competition, Customers and Growth: Questar Gas currently does not face direct competition from other distributors of natural gas for residential and commercial customers in its service territory. Natural gas has historically enjoyed a favorable price comparison with other energy sources used by residential and commercial customers with the occasional exception of electricity from coal-fired power plants. Questar Gas provides transportation service to large commercial and industrial customers who buy gas directly from other suppliers. Questar Gas faces the risk that it could lose transportation customers to competitors who may be able to connect and transport natural gas to large industrial customers. Certain large commercial and industrial customers of Questar Gas have elected to switch from sales service to transportation service.

Regulation: As a public utility Questar Gas is subject to the jurisdiction of the PSCU and PSCW. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions. Questar Gas is authorized to earn a return on equity of 10.35% in Utah and 9.16% in Wyoming. Questar Gas is required to file a general rate case in Utah by mid-2013. Questar Gas filed a general rate case in Wyoming in December 2011 and received an order in 2012, which increased rates by $0.6 million per year. Both the PSCU and PSCW permit Questar Gas to recover gas costs through a balancing-account procedure and to reflect natural gas-price changes on a periodic basis, typically twice a year in the spring and the fall. Questar Gas has also received permission from the PSCU and PCSW to recover as part of its gas costs the specific costs associated with hedging activities.

Questar Gas's significant relationships with affiliates have allowed it to lower its costs and improve efficiency. These relationships are subject to scrutiny by regulators.

Questar Gas is subject to the requirements of the Pipeline Safety, Regulatory Certainty and Jobs Creation Act of 2011 and the Pipeline Safety Improvement Act of 2002. The PSCU has allowed Questar Gas to recover the costs of complying with these Acts.

GAS AND OIL DEVELOPMENT AND PRODUCTION - Wexpro
General: Wexpro develops, produces and delivers cost-of-service reserves for gas utility affiliate Questar Gas under the terms of the Wexpro Agreement, a long-standing comprehensive agreement with the states of Utah and Wyoming. In 2012, 88% of Wexpro's revenues were from its affiliate, Questar Gas. Wexpro generated 42% of the Company's operating income during the year ended December 31, 2012. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered, after-tax return of approximately 20% on its investment base. Wexpro's investment base is its investment in commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. The term of the Wexpro Agreement coincides with the productive life of the gas and oil properties covered therein. Wexpro's investment base totaled $531.1 million at December 31, 2012. See Note 9 to the financial statements included in Item 8 of Part II of this Annual Report for more information on the Wexpro Agreement.

Wexpro delivers natural gas production to Questar Gas at cost-of-service. Cost-of-service gas satisfied approximately 68% of Questar Gas supply requirements during 2012. This percentage was higher in 2012 than previous years due to increased production and lower Questar Gas sales volumes driven by significantly warmer than normal weather. Wexpro sells crude oil production from certain oil-producing properties at market prices with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas customers, with Wexpro retaining 46%.

Wexpro's properties are located in the Rocky Mountain region, primarily in the Vermillion, Pinedale, Moxa Arch, and Uinta producing fields. In 2012, the Company drilled 45 wells in the Vermillion Basin and will suspend its Vermillion drilling program in the first quarter of 2013. The Company also participated in 19 non-operated wells drilled in Pinedale during 2012 and will continue to participate in wells drilled in the area during 2013. Advances in technology, including increased density drilling and multi-stage hydraulic fracture stimulation, have identified additional unexploited development potential on many properties.

Competition and Customers: Wexpro faces competition in its business, including the marketing of oil and NGL, and obtaining goods, services and labor. Its growth strategy depends, in part, on its ability to develop reserves in a low-cost and efficient manner.

Regulation: Wexpro operations are subject to various government controls and regulation at the federal, state and local levels. Wexpro must obtain permits to drill and produce; maintain bonding requirements to drill and operate wells; submit and implement spill-prevention plans; and file notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production. Wexpro is also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties. In addition, the Utah Division of Public Utilities and the staff of the PSCW are entitled to monitor the performance of the Company and Wexpro under the Wexpro Agreement and have retained two monitors, an independent certified public accountant and an independent petroleum engineer, to review the performance of the agreement.

Most Wexpro leasehold acreage in the Rocky Mountain area is held under leases granted by the federal government and administered by federal agencies, principally the Bureau of Land Management (BLM). Current federal regulations restrict activities during certain times of the year on portions of Wexpro leaseholds due to wildlife activity and/or habitat. Wexpro, as the operator in the Vermillion area, and its third-party operator for the Pinedale area have worked with federal and state officials to obtain authorization for winter-drilling activities and have developed measures, such as drilling multiple wells from a single pad location, to minimize the impact of its activities on wildlife and wildlife habitat. Various wildlife species inhabit Wexpro leaseholds. The presence of wildlife, including species that are protected under the federal Endangered Species Act, could limit access to leases held by Wexpro on public lands.

In September 2008, the BLM issued a Record of Decision (ROD) on the Final Supplemental Environmental Impact Statement (FSEIS) for long-term development of natural gas resources in the Pinedale Anticline Project Area (PAPA). Under the ROD, Wexpro, through its third-party operator, is allowed to drill and complete wells year-round in one of five concentrated development areas defined in the PAPA. The ROD contains additional requirements and restrictions on development in the PAPA.

Wexpro II: In September 2012, Questar Gas filed for Commission approval in Utah and Wyoming of an agreement to potentially expand the properties under the cost-of-service pricing methodology for the benefit of Questar Gas customers. This agreement, referred to as Wexpro II, is modeled after the terms of the original Wexpro Agreement. If Wexpro II is approved by the PSCU and the PSCW (the Commissions), Wexpro may acquire gas development properties and Questar Gas may submit an application to the Commissions to treat these properties similar to the original Wexpro properties. If the Commissions approve the applications, the gas will be developed for the benefit of Questar Gas customers. Wexpro will be entitled to a return on the acquisition costs based on Questar Gas's approved cost of capital. Future development costs will earn returns consistent with the original Wexpro Agreement. Decisions from the Commissions are expected in the first half of 2013.

Wexpro may acquire gas development properties that are in locations separate from its current operations or are not approved by the Commissions for inclusion in the Wexpro II arrangement. In these cases, Wexpro will develop these properties and sell the production in the market or through contracts with other customers.

INTERSTATE GAS TRANSPORTATION - Questar Pipeline
General: Questar Pipeline provides natural gas-transportation and underground-storage services in Utah, Wyoming and Colorado. Questar Pipeline and subsidiaries generated approximately 33% of the Company's operating income in 2012. As a "natural gas company" under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the FERC as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, extensions or abandonments of service and facilities, and accounting and other activities.

Questar Pipeline and its subsidiaries own 2,638 miles of interstate pipeline with total firm-capacity commitments of 5,039 Mdth per day. Questar Pipeline's core transportation system is strategically located near large reserves of natural gas in six major Rocky Mountain producing areas. Questar Pipeline transports natural gas from these producing areas to other major pipeline systems, Questar Gas's distribution system and other utility systems. In addition to this core system, Questar Pipeline, through wholly-owned subsidiaries, owns and operates the Overthrust Pipeline in southwestern Wyoming and the eastern segment of Southern Trails Pipeline, a 487-mile line that extends from the Blanco hub in the San Juan Basin to just inside the California state line near the Arizona border. An additional 96 miles of Southern Trails Pipeline in California is not in service. Questar Pipeline operates and owns 50% of the White River Hub in western Colorado. White River Hub facilities connect with six interstate-pipeline systems and a major processing plant near Meeker, Colorado.

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

Customers, Growth and Competition: Questar Pipeline's transportation system is nearly fully subscribed. The weighted-average remaining life of Questar Pipeline's firm contracts was 9.6 years as of December 31, 2012. All of Questar Pipeline's storage capacity is fully contracted with a weighted-average remaining life of 5.9 years as of December 31, 2012. Questar Pipeline faces the risk that it may not be able to recontract firm capacity at current terms when contract terms expire.

Questar Gas, an affiliated company, provides Questar Pipeline's largest share of transportation revenues. During 2012, Questar Pipeline transported 107.2 MMdth for Questar Gas compared to 116.9 MMdth in 2011. Questar Gas has reserved firm-transportation capacity of 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months under long-term contracts. Questar Pipeline's primary transportation agreement with Questar Gas will expire on June 30, 2017. In 2012, 27% of Questar Pipeline's revenues were from its affiliate, Questar Gas.

Questar Pipeline also transported 785.4 MMdth during 2012, up 18% over 2011, for unaffiliated customers to pipelines owned by Kern River Pipeline, Northwest Pipeline, Colorado Interstate Gas, TransColorado, Wyoming Interstate Company, Rockies Express Pipeline, Ruby Pipeline and other systems. Rocky Mountain producers, marketers and end-users seek capacity on interstate pipelines that move gas to California, the Pacific Northwest or Midwestern markets. Questar Pipeline provides access for many producers to these third-party pipelines.

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

Questar Pipeline is required to comply with the Pipeline Safety, Regulatory Certainty and Jobs Creation Act of 2011 and the Pipeline Safety Improvement Act of 2002. The 2011 Act is designed to examine and improve the state of pipeline safety regulations and gives enhanced safety authority to the Pipeline and Hazardous Materials Safety Administration (PHMSA) and will improve pipeline transportation by strengthening enforcement capabilities. The 2002 Act and the rules issued by the U.S. Department of Transportation require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transportation pipelines located in high-consequence areas such as densely populated locations.

Strategic Evaluation: In the fourth quarter of 2012, Questar Pipeline initiated a strategic review of Questar Southern Trails Pipeline assets. Southern Trails Pipeline is currently operating in natural gas service at a loss with a reduction in transportation revenues as an expired contract was recontracted at a lower rate in the fourth quarter of 2012. Questar Pipeline and its advisers have distributed a confidential information memorandum to a number of interested parties. This memorandum outlines the possible conversion of the Southern Trails Pipeline to oil service that would move crude oil from the San Juan and Permian basins to refineries in the Los Angeles area. This evaluation of Southern Trails Pipeline is considering development of the project by Questar Pipeline, sale to a third party, joint venture, partnership or other alternatives. Questar Pipeline is evaluating a number of non-binding proposals from third parties, and expects to complete this evaluation by mid-2013.

Corporate and Other
Corporate employees provide compliance, legal, finance, tax, treasury, human resources, audit, information technology, purchasing, warehousing, fleet, communication and insurance services for Questar's subsidiaries.

Corporate and Other operations also include Questar Fueling Company (Questar Fueling). In 2012, Questar formed Questar Fueling to develop, own and operate natural gas fueling facilities, primarily for large trucks. While Questar Gas has owned and operated natural gas fueling facilities within its regulated service area, Questar Fueling is pursuing opportunities outside of this area. Questar Fueling has signed one contract for a fueling facility in Texas and is pursuing additional contracts with trucking companies. Questar Fueling will not earn revenues until fueling facilities are completed and in service.

Spinoff of QEP
On June 30, 2010, Questar distributed all of the shares of common stock of QEP (formerly Questar Market Resources) held by Questar to Questar shareholders in a tax-free, pro rata dividend (the Spinoff). Each Questar shareholder received one share of QEP common stock for each share of Questar common stock held (including fractional shares) at the close of business on the record date. In connection with the Spinoff, QEP distributed Wexpro, a wholly-owned subsidiary of QEP, to Questar. In addition, Questar contributed $250.0 million of equity to QEP prior to the Spinoff.

Employees
At December 31, 2012, the Company had 1,738 employees, including 888 in Questar Gas, 143 in Wexpro, 340 in Questar Pipeline and 367 in Corporate.

Executive Officers of the Registrant

Primary Positions Held with the Company and Affiliates, Other Business Experience

Ronald W. Jibson	59
Chairman, President and Chief Executive Officer, Questar (2012 to present); Chairman, President and Chief Executive Officer, Questar Gas (2010 to present); Chairman, Questar Pipeline and Wexpro (2010 to present). Previous titles with Questar: President and Chief Executive Officer, Questar (2010 to 2012); Senior Vice President, Questar (2008 to 2010); President, Chief Executive Officer and Director, Questar Gas (2008 to 2010); Executive Vice President, Questar Gas (2008 to 2010); Vice President, Operations, Questar Gas (2004 to 2008).

Kevin W. Hadlock	40
Executive Vice President and Chief Financial Officer, Questar (2011 to present); Director, Questar Gas, Wexpro and Questar Pipeline (2011 to present). Prior to joining Questar: Senior Vice President and Chief Financial Officer for Baltimore Gas and Electric Company, a subsidiary of the Constellation Energy Group (2008 to 2010); Vice President of Investor Relations and Financial Planning and Analysis for Constellation Energy Group (2007 to 2008)

Thomas C. Jepperson	58	Executive Vice President, General Counsel and Corporate Secretary, Questar (2010 to present). Previous titles with Questar: Vice President and General Counsel, Questar (2005 to 2010).

R. Allan Bradley	61
Executive Vice President, Questar (2010 to present); President and Chief Executive Officer, Questar Pipeline (2006 to present); President, Chief Operating Officer and Director, Questar Pipeline (2005 to present); Chairman of the White River Hub, LLC Management Committee (2008 to present). Previous titles with Questar: Senior Vice President, Questar (2005 to 2010);

James R. Livsey	59
Executive Vice President and Chief Operating Officer, Wexpro (2012 to present); Executive Vice President, Questar (2010 to present); Director, Wexpro (2010 to present). Previous titles with Questar: Executive Vice President and General Manager, Wexpro (2011 to 2012); Executive Vice President, Questar and General Manager, Wexpro (2010 to 2011); Vice President and General Manager, Wexpro (2003 to 2010).

Craig C. Wagstaff	49
Executive Vice President, Questar (2012 to present); Executive Vice President and Chief Operating Officer, Questar Gas (2012 to present); Director, Questar Gas (2010 to present). Previous titles with Questar: Senior Vice President, Questar (2011 to 2012); Senior Vice President and General Manager, Questar Gas (2011 to 2012); Vice President and General Manager, Questar Gas (2010 to 2011); General Manager, Customer Relations, Questar Gas (2006 to 2010).

David M. Curtis	57	Vice President and Corporate Controller (2011 to present); Vice President and Controller, Wexpro (2010 to present); Vice President and Controller, Questar Pipeline and Questar Gas (2003 to present).

Kimberley Heimsath	57
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

Wexpro's rate of development of cost-of-service gas may vary depending upon market conditions. Wexpro develops cost-of-service gas and oil in accordance with accepted standards and prudent field-management and engineering practices. These standards and practices are influenced by gas and oil commodity prices and other market conditions. Historically, natural gas and oil prices have been volatile and will likely continue to be volatile. The Company cannot predict the future price of natural gas and oil because the factors that drive prices are beyond its control. Natural gas prices have declined significantly in 2011 and 2012. In the short-run, purchased gas may be available for Questar Gas customers at a lower price than cost-of-service gas. While the Company believes it can continue to develop natural gas properties at a competitive long-term cost to the consumer, low natural gas prices may impact the pace of that development.

Wexpro's rate of development of cost-of-service gas may be limited by growth in Questar Gas's sales volumes. The proportion of Questar Gas's gas supply needs met by Wexpro has increased due to successful development of the Vermillion Basin and continued development of the Pinedale field. Wexpro's 2012 share of the utility's gas supply also increased due to warm weather that significantly reduced overall Questar Gas sales volumes. Wexpro's gas-development program may be limited based on the volumes of cost-of-service gas it can supply to Questar Gas for the summer load and Questar Gas's ability to store gas during the summer for peak supply needs. Wexpro and Questar Gas are pursuing opportunities to use Wexpro cost-of-service gas for Questar Gas's industrial customers, although there is no assurance that this will be successful. Certain large commercial and industrial customers of Questar Gas have elected to switch from sales service to transportation service. This switching may reduce the volumes that Wexpro is able to supply to Questar Gas.

Gas and oil reserve estimates are imprecise and subject to revision. Wexpro's proved natural gas and oil reserve estimates are prepared annually by its reservoir engineers. Gas and oil reserve estimates are subject to numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and timing of development expenditures. The accuracy of these estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are imprecise and will change as additional information becomes available. Ownership interests in properties may change due to claims of ownership rights. Estimates of economically recoverable reserves prepared by different engineers, or by the same engineers at different times may vary significantly. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. In addition, the estimation process also involves economic assumptions relating to commodity prices, production costs, severance and other taxes, capital expenditures and remediation costs. Changes in field development plans will impact the reporting of reserves because the Company limits the recording of proved undeveloped reserves to those that are expected to be developed within the next five years. Actual results most likely will vary from the estimates. Any significant variance from these assumptions could affect the recoverable quantities of reserves attributable to any particular property and the classifications of reserves.

Shortages of oilfield equipment, services and qualified personnel could impact results of operations. The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and gas industry can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. There also have been regional shortages of drilling rigs and other equipment, as demand for specialized rigs and equipment has increased along with the number of wells being drilled. These factors also cause increases in costs for equipment, services and personnel. These cost increases could restrict the ability to drill wells and conduct operations, especially during periods of lower natural gas and oil prices. This may also delay the installation of gathering facilities for new production.

Wexpro may acquire properties not subject to the Wexpro or Wexpro II agreements. Wexpro may acquire gas development properties that are in locations separate from its current operations or are not approved by the Commissions for inclusion in the Wexpro II arrangement. In these cases, Wexpro will develop these properties and sell the production in the market or through contracts with other customers. Wexpro would be subject to commodity price risk and marketing risks for these properties.

Excess pipeline capacity in the Rocky Mountain area impacts Questar Pipeline's revenues. In the last few years development of natural gas reserves in the Rocky Mountain area has slowed due to low natural gas prices and development of reserves in areas closer to major markets. As a result, export pipeline capacity exceeds current production levels. This excess capacity may impact Questar Pipeline's ability to renew contracts at current terms as contracts expire. This excess capacity may also limit growth opportunities to develop new pipelines in the area.

Questar Pipeline's natural gas liquid revenues are expected to decline. Questar Pipeline earns NGL revenues from its processing plant and pipeline facilities. These revenues have declined in the last few years due to lower prices and the development of upstream facilities that extract NGL before the gas is transported on Questar Pipeline's system. These revenues are expected to decline further due to shifting of gas contracts that results in the delivery of the gas to upstream facilities.

Questar Pipeline's investment in Questar Southern Trails Pipeline may be impaired if other options are not successful. Questar Southern Trails Pipeline is currently operating in natural gas service at a loss with a reduction in transportation revenues as an expired contract was recontracted at a lower rate in the fourth quarter of 2012. In the fourth quarter of 2012, Questar Pipeline began a strategic evaluation of its Questar Southern Trails Pipeline assets. Questar Pipeline and its advisers have distributed a confidential information memorandum to a number of interested parties. This memorandum outlines the possible conversion of the pipeline to oil service that would move crude oil from the San Juan and Permian basins to refineries in the Los Angeles area. This evaluation of Southern Trails Pipeline is considering development of the project by Questar Pipeline, sale to a third party, joint venture, partnership, or other alternatives. Questar Pipeline is evaluating a number of non-binding proposals from third parties, and expects to complete this evaluation by mid-2013. Questar Pipeline may need to impair its investment in Southern Trails if the results of this strategic evaluation or other options for the use of Southern Trails are not successful.

Questar Gas's investment in infrastructure replacement will increase customer rates and could impact its competitive position. Questar Gas is investing significant capital to replace aging pipeline infrastructure. This significant investment is expected to continue over a number of years. Replacement of aging pipeline infrastructure will increase customer safety; however, Questar Gas's return on this investment and depreciation costs will continue to increase customer rates. Over time this may impact customer decisions on the use of natural gas versus other energy alternatives.

The legal dispute over gathering costs between Questar Gas and QEP Field Services may result in costs to shareholders. As disclosed in Note 8 to the financial statements included in Item 8 of Part II, Questar Gas and QEP Field Services are involved in a legal dispute over gathering costs. These gathering costs have been included in Questar Gas's rates as purchased gas costs. The outcome of this dispute and its resulting financial impact on Questar Gas are uncertain at this time.

Questar Fueling may be unable to profitably compete in the natural gas fueling market. Questar Fueling was created in 2012 to design, build and operate natural gas fueling facilities outside Questar Gas's market. This business is competitive and Questar Fueling's operations may not be profitable until it establishes itself as a credible player in the industry.

Operations involve numerous risks that might result in accidents, environmental harm and other operating risks and costs. Drilling is a high-risk activity. Operating risks include: fire, explosions and blow-outs; unexpected drilling conditions such as abnormally pressured formations; abandonment costs; pipe, cement or casing failures; environmental accidents such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, brine or well fluids (including groundwater contamination). The Company could incur substantial losses as a result of injury or loss of life; pollution or other environmental damage; damage to or destruction of property and equipment; regulatory investigation; fines or curtailment of operations; or legal fees and other expenses incurred in the prosecution or defense of litigation. As a working interest owner in wells operated by other companies, the Company may also be exposed to the risks enumerated above that are not within its care, custody or control.

There are also inherent operating risks and hazards in the Company's gas and oil production, processing, transportation and distribution operations that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. Certain Company pipelines have been in service for a number of years. As these pipelines age, the risk may increase of pipeline leakage or failure due to corrosion, fatigue, third-party damage or subsidence due to underground mining. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites could increase the damages resulting from these risks. In spite of the Company's precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on the financial position and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to the Company's customers. Such circumstances could adversely impact the Company's ability to meet contractual obligations and retain customers.

While the Company works to mitigate the risk of pipeline failures by assessing and replacing sections of more vulnerable pipelines and by implementing other measures as part of its pipeline integrity program, Questar cannot assure that these measures will be successful in avoiding serious accidents, explosions, injuries or death.

As is customary in the natural gas development and production, transportation and distribution industries, the Company maintains insurance against some, but not all, of these potential risks and losses. Questar cannot assure that insurance will be adequate to cover these losses or liabilities. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on the Company's financial condition and operations.

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

The economic downturn increases credit risk. Questar has credit exposure in outstanding accounts receivable from customers in all segments of its business, which could become significant. Questar has tightened its credit procedures, for example, by requiring deposits or prepayments to help manage this risk. Questar aggressively pursues collection of past-due accounts receivable. Questar has also enhanced its review of customer credit risk.

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
The U.S. Environmental Protection Agency (EPA) has recently enacted air-quality regulations that particularly affect Questar Pipeline and Wexpro operations. These regulations will require the installation of additional pollution controls and extensive monitoring and reporting. The impact of these air quality regulations, along with greenhouse gas monitoring and reporting requirements, may result in increased costs for Questar.

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

All wells drilled in tight-gas-sand and shale reservoirs require hydraulic-fracture stimulation to achieve economic production rates and recoverable reserves. The majority of Wexpro’s current and future production and reserve potential is derived from reservoirs that require hydraulic-fracture stimulation to be commercially viable. Currently, all well-construction activities, including hydraulic-fracture stimulation, are regulated by state agencies that review and approve all aspects of gas- and oil-well design and operation. New environmental initiatives, proposed federal and state legislation, and rule-making pertaining to hydraulic-fracture stimulation could increase Wexpro's costs, restrict its access to natural gas reserves and impose additional permitting and reporting requirements. These potential restrictions on the use of hydraulic-fracture stimulation could materially affect the Company's ability to develop gas and oil reserves. The Company believes its well design and completion procedures are adequate to protect the environment. Questar supports disclosure of the contents of hydraulic-fracturing fluids and submits information on the chemicals used in hydraulic-fracture stimulation on Company operated wells through the national disclosure registry FracFocus (fracfocus.org).

In addition to the costs of compliance, substantial costs may be incurred to take corrective actions at both owned and previously-owned facilities. These facilities include a previously-owned chemical business, manufactured gas plant sites, and transmission and production facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, the Company may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions.

Various federal agencies within the U.S. Department of the Interior, particularly the Minerals Management Service and the Bureau of Indian Affairs, along with each Native American tribe, promulgate and enforce regulations pertaining to gas and oil operations on Native American tribal lands. These regulations address such matters as lease provisions, drilling and production requirements, environmental standards and royalty considerations. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands. Lessees and operators conducting operations on tribal lands are generally subject to the Native American tribal court system. One or more of these factors may increase the Company's costs of doing business on Native American tribal lands and have an impact on the viability of its natural gas development, production, gathering, processing and transportation operations on such lands.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of Wexpro's natural gas development and production operations and Questar Pipeline's construction projects. Further, the public may comment on and otherwise engage in the permitting process, including court intervention. Accordingly, needed permits may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements that restrict Questar's ability to conduct its operations or to do so profitably.

Questar may be exposed to certain regulatory and financial risks related to climate change. Federal and state courts and administrative agencies are addressing claims and demands related to climate change under various laws pertaining to the environment, energy use and development, and greenhouse-gas emissions. The EPA has adopted the Greenhouse Gas Reporting Rule for the measurement and reporting of greenhouse gases emitted from combustion at large facilities (emitting more than 25,000 metric tons/year of carbon dioxide equivalent) beginning in 2010. Questar's first report was filed with the EPA in September 2011. Reporting under this regulation was expanded to include measurement and reporting of greenhouse-gas emissions attributed to methane venting and leaking starting in 2011. This regulation requires measurement and monitoring in the natural gas producing basins in which Wexpro operates, as well as in Questar Pipeline's compressor stations, storage fields, and processing facilities. Questar Gas is responsible for reporting combustion emissions for all of its customers, as well as for measurement and monitoring of gate-station methane emissions. This rule has created a greenhouse gas inventory, which could be used for regulatory compliance purposes and to generate emissions fees or other potential charges.

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

While future climate-change regulation is possible, it is too early to predict how potential regulation will affect Questar's business, operations, or financial results. If forthcoming regulations recognize that use of natural gas in high-efficiency residential, commercial, transportation, industrial, and electricity generation applications is essential to lower U.S. greenhouse-gas emissions, use of natural gas in these applications could increase. Similarly, natural gas will be essential in ensuring electrical-grid reliability as reliance on intermittent renewable energy increases in the future. Use of natural gas as an alternative transportation fuel continues to grow, with Questar actively involved in expanding refueling infrastructure. On the other hand, federal regulation of carbon dioxide could increase the price of natural gas, restrict access to or the use of natural gas, and/or reduce natural gas demand. Federal, state, and local governments may pass laws mandating the use of alternative-energy sources, such as wind, solar, and geothermal energy. The increased use of alternative energy could reduce the future demand for natural gas. It is uncertain whether Questar's operations and properties are exposed to possible physical risks, such as severe weather patterns due to climate change, as a result of man-made greenhouse gases.

Questar is subject to changing U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration rules and regulations, which may increase costs. The Company is subject to PHMSA non-compliance risk due to significant legislative and regulatory developments in response to several major pipeline accidents in recent years. The reauthorization of the Pipeline Safety Act was signed by the President in January 2012. The new law includes significant new provisions on historical records research and maximum allowed operating pressure validation, use of automated or remote controlled valves on new or replaced lines, increased civil penalties and evaluation of expanding integrity management beyond high-consequence areas. PHMSA will be phasing in the new regulations over the next two years. PHMSA has already begun implementation of integrated compliance audits, which would require a focused effort by Questar Pipeline and Questar Gas to address the audit requests and potential findings and recommendations. Penalties associated with non-compliance could be substantial.

FERC regulates the transportation and storage of natural gas and natural gas markets. Questar Pipeline's natural gas transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC has authority to: set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchase, sale, abandonment and other activities. FERC policies may adversely affect Questar Pipeline profitability. Over the past several years, FERC issued a number of orders related to market transparency that extend FERC oversight to many Questar subsidiaries. Order No. 704 requires all natural gas companies to report gas purchases and sales and their relationship to price reporting indexes. Order No. 712 defines changes in capacity release and asset management. Order No. 717 establishes new Standards of Conduct Rules. In addition to the orders, FERC released a policy statement on compliance in which it states that companies must have a "rigorous" FERC compliance program that extends to all subsidiaries, not just interstate pipelines. Since the enactment of the Energy Policy Act of 2005, granting FERC increased penalty authority for non-compliance, FERC has targeted various issues in the natural gas industry for compliance audits and investigations. In late 2010 FERC issued a revised policy statement on penalty guidelines. These guidelines identify mitigation measures companies can take to minimize or reduce the risk of a significant FERC compliance penalty.

State agencies regulate the distribution of natural gas. Questar Gas's natural gas-distribution business is regulated by the PSCU and the PSCW. These commissions set rates for distribution services and establish policies and procedures for services, accounting, purchase, sale and other activities. PSCU and PSCW policies and decisions may adversely affect Questar Gas profitability.

Questar is subject to health care reform regulations, which may increase costs. Questar incurs significant costs to provide health care benefits to employees and some retirees. These costs have increased at a rate greater than inflation over a number of years and are expected to continue to increase. The full impact of the Patient Protection and Affordable Care Act of 2010 will not affect the Company until 2014; however, the cost of compliance with the provisions of the Act is difficult to measure at this time.

Other Risks

Questar depends upon key operational and technical personnel. The successful implementation of the Company's business strategy depends, in part, on experienced operational and technical personnel, including key geologists, engineers and other professionals. Many of these key employees have the opportunity to retire within the next few years. In 2012, Questar offered a retirement incentive for those employees eligible for retirement. About 100 employees accepted this offer and will retire in early 2013. The retirement of these employees accelerates the need for succession planning and knowledge transfer to prepare future management and key employees for critical positions.

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

Questar faces risks of cyber-security attacks and loss of sensitive customer and employee data. Questar's operating and business systems may be vulnerable to an attack by individuals or organizations intending to disrupt business operations or obtain sensitive customer and employee data. In addition, this sensitive data may be disseminated through intentional or unintentional actions by employees, agents or vendors. The Company's operations and its ability to serve customers may be significantly impacted if its operating and business systems were unavailable. The cost to remedy an unintended dissemination of sensitive information may be significant. Questar mitigates these risks through a defense-in-depth approach that utilizes information technology security measures including system disaster-recovery procedures, intrusion-prevention systems, vulnerability management, network segmentation, internet scanning, anti-virus and malware scanning, system-access procedures and system-change-control procedures.

The underfunded status of the Company's defined benefit pension plans increases pension costs and may require large contributions, which may divert funds from other uses. As of December 31, 2012, the Company's defined benefit pension plans were $249.5 million underfunded. This is due in part to the historically low discount rate used to value plan liabilities. The underfunded status of the pension plans may require large contributions, which may divert funds from other uses by the Company. Over time, periods of declining interest rates and pension asset values may result in further reduction of the funding status of the plans and require additional contributions. Questar cannot predict whether these factors will require the Company to make contributions greater than current expectations.

Failure of the Company's controls and procedures to detect misstatement of financial results or fraud could negatively impact operating results and harm the Company's reputation. Questar's management, including its Chief Executive Officer and Chief Financial Officer, cannot ensure and do not expect that the Company's internal controls over financial reporting, including disclosure controls, will work as intended to prevent all possible errors and fraud. A control system, no matter how well designed and implemented, can provide only reasonable assurance that the purpose and intent of the control system are achieved. The design and application of a control system is based, in part, on judgments about the likelihood of future events. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with Company policies. Because of inherent limitations in a control system, misstatements due to error or fraud may occur without detection.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

RETAIL GAS DISTRIBUTION - Questar Gas
Questar Gas distributes gas to customers along the Wasatch Front, the major populated area of Utah, the metropolitan Salt Lake area, Provo, and Ogden. It also serves customers throughout the state, including the cities of Price, Roosevelt, Park City, Logan, Vernal, Moab, Monticello, Fillmore, Cedar City and St. George. Questar Gas supplies natural gas to the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer and Diamondville, and the southeastern Idaho community of Preston. To supply these communities Questar Gas owns and operates distribution systems and has a total of 27,612 miles of street mains, service lines and interconnecting pipelines. Questar Gas has a major operations center in Salt Lake City, and has operations centers, field offices and service-center facilities in other parts of its service area.

GAS AND OIL DEVELOPMENT AND PRODUCTION - Wexpro
Wexpro develops, produces and delivers cost-of-service natural gas for Questar Gas under the terms of the Wexpro Agreement. The estimates of proved reserves were made by Wexpro's reservoir engineers as of December 31, 2012. All reported reserves are located in the United States. Wexpro sells crude oil production from certain oil-producing properties at market prices. Wexpro recovers its cost and return on investment from the proceeds. Any residual operating income after recovery of Wexpro costs and return is shared 54% Questar Gas, 46% Wexpro. The following table sets forth estimated natural gas and oil reserves:

	December 31, 2012
	Natural Gas	Oil and NGL	Natural Gas Equivalents
	(Bcf)	(Mbbl)	(Bcfe)
Proved developed reserves	523.9	4,967	553.7
Proved undeveloped reserves	173.3	1,202	180.5
Total proved reserves	697.2	6,169	734.2

Refer to Note 17 of the financial statements included in Item 8 of Part II of this Annual Report for additional information pertaining to the Company's reserves at the end of each of the last three years.

In addition to this filing, Wexpro will file reserves estimates as of December 31, 2012, with the Energy Information Administration of the U.S. Department of Energy on Form EIA-23. Although Wexpro uses the same technical and economic assumptions when it prepares the EIA-23, it is obligated to report reserves for the wells it operates, not for all wells in which it has an interest, and to include the reserves attributable to other owners in such wells.

Production
The following table sets forth the net production volumes and the production costs per Mcfe for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Volumes produced
Natural gas (Bcf)	57.5	50.5	50.2
Oil and NGL (Mbbl)	665	467	437
Total production (Bcfe)	61.5	53.3	52.9
Lifting costs (per Mcfe)
Lease operating expense	$0.44	$0.42	$0.38
Production taxes	0.33	0.48	0.51
Total lifting costs	$0.77	$0.90	$0.89

Productive Wells
The following table summarizes the Company's productive wells as of December 31, 2012. All wells are located in the United States.

	Gas Wells	Oil Wells	Total
Gross	1,561	120	1,681
Net	679.6	39.2	718.8

Although many wells produce both gas and oil, a well is categorized as either a gas or an oil well based upon the ratio of gas to oil produced. Each gross well completed in more than one producing zone is counted as a single well. At the end of 2012, the Company had 13 gross wells with multiple completions.

Leasehold Acres
The following table summarizes developed and undeveloped leasehold acreage in which the Company owns a working interest as of December 31, 2012. Excluded from the table is acreage in which the Company's interest is limited to royalty, overriding-royalty and other similar interests. All leasehold acres are located in the United States.

	Developed Acres(1)		Undeveloped Acres(2)		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Wyoming	99,918	84,621	10,824	10,824	110,742	95,445
Colorado	29,734	25,874	—	—	29,734	25,874
Utah	14,013	13,773	—	—	14,013	13,773
Other	759	759	—	—	759	759
Total	144,424	125,027	10,824	10,824	155,248	135,851

(1) Developed acreage is acreage assigned to productive wells.

(2) Undeveloped acreage is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

A portion of the leases summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease prior to that date. Leases held by production remain in effect until production ceases. Leases on all of the undeveloped acreage in the above table expire in more than five years.

Drilling Activity
The following table summarizes the number of development wells drilled by Wexpro during the years indicated. Wexpro did not drill any exploratory wells.

	Productive			Dry
	Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Net Wells Completed
Development	43.5	43.7	28.9	2.7	1.0	1.0

Gross Wells Completed
Development	74	81	44	3	1	1

INTERSTATE GAS TRANSPORTATION – Questar Pipeline
Questar Pipeline has firm-transportation contracts of 5,039 Mdth per day. These commitments include 1,926 Mdth per day for Questar Pipeline; 2,012 Mdth per day for Overthrust Pipeline; 81 Mdth per day for Southern Trails Pipeline; and 1,020 Mdth per day for Questar Pipeline's 50% ownership of White River Hub. Questar Pipeline's transportation system includes 2,638 miles of natural gas-transportation pipelines that interconnect with other pipelines. Its core system includes two segments, referred to as the northern system and southern system. The northern system extends from northwestern Colorado through southwestern Wyoming into northern Utah, while the southern system extends from western Colorado to Goshen, Utah. Questar Pipeline's natural gas-transportation-pipeline mileage includes: pipelines at storage fields and tap lines used to serve Questar Gas; 261 miles of Overthrust Pipeline, a wholly-owned subsidiary; and 487 miles of the Southern Trails Pipeline, a wholly-owned subsidiary; but does not include 96 miles of Southern Trails Pipeline that is not in service in southern California. Questar Pipeline's system ranges in diameter from lines that are less than four inches to 36-inches. Questar Pipeline also owns large-scale compressor stations, which boost the pressure of natural gas transported on its pipelines for delivery to utility customers and third-party pipelines.

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

ITEM 3.  LEGAL PROCEEDINGS.

In addition to the items referenced below, the Company is involved in other litigation and regulatory matters arising in the normal course of business. These other matters may include, for example, negligence claims and tax, regulatory or other governmental audits, inspections, investigations or other proceedings. These matters may involve state and federal taxes, safety, compliance with regulations, rate base, cost of service, and purchased-gas cost issues, among other things. While these normal-course matters could have a material effect on earnings and cash flows in the quarterly and annual period in which they are resolved, they are not expected to change materially the Company's present liquidity position, nor are they expected to have a material adverse effect on the financial condition of the Company.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Five-Year Cumulative Total Return to Shareholders
The following table and graph compare the cumulative total return of the Company's common stock with the cumulative total returns of a new and old peer group of diversified natural gas companies selected by Questar, and of the S&P 500 stock index:

	2007	2008	2009	2010	2011	2012
Questar	$100.00	$61.06	$78.82	$97.07	$114.49	$117.78
S&P 500	100.00	63.01	79.68	91.68	93.62	108.60
New Peer Group	100.00	78.01	97.41	108.69	126.37	127.38
Old Peer Group	100.00	73.77	97.72	110.12	134.42	136.95

Total Return Performance
$140
$130
$120
$110
$100
$90
$80
$70
$60
Index Value
2007
2008
2009
2010
2011
2012
Period Ending
Questar Corporation
S&P 500 Total Return Index
New Peer Group
Old Peer Group

The chart assumes $100 is invested at the close of trading on December 31, 2007, in the Company's common stock, a new and old index of peer companies and the S&P 500 index. It also assumes all dividends are reinvested. The Questar common stock values for periods prior to June 30, 2010, have been recast for the spinoff of QEP Resources. For 2012 the Company had a total return of 2.87% compared to 1.88% for the old peer group, 0.8% for the new peer group and 16.0% for the S&P 500 index. For the five-year period, the Company had a compound annual total return of 3.33% compared to 6.49% for the old peer company, 4.96% for the new peer group and 1.66% for the S&P 500 index. The new peer group is comprised of AGL Resources Inc.; Atmos Energy Corporation; Energen Corporation; EQT Corporation; MDU Resources Group, Inc.; National Fuel Gas Company; New Jersey Resources Corporation; NiSource Inc.; Northwest Natural Gas Company; Piedmont Natural Gas Company, Inc.; South Jersey Industries, Inc.; Southwest Gas Corporation; Vectren Corporation; and WGL Holdings, Inc. ONEOK, Inc. was removed from the peer group in 2012 as it no longer aligned with the Company's revenue generating activities. New Jersey Resources, South Jersey Industries and Vectren Corporation were added to the peer group.

The foregoing graph shall not be deemed to be filed as part of this Annual Report and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of Questar under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates the graph by reference.

Questar's common stock is listed on the New York Stock Exchange (NYSE:STR). As of January 31, 2013, Questar had 7,731 shareholders of record. Following is a summary of Questar's quarterly stock-price and dividend information:

	High price	Low price	Dividend
	(per share)
2012
First quarter	$20.18	$19.07	$0.1625
Second quarter	21.47	18.86	0.1625
Third quarter	21.31	19.23	0.1700
Fourth quarter	21.04	17.20	0.1700
			$0.6650
2011
First quarter	$18.28	$16.60	$0.1525
Second quarter	17.96	16.59	0.1525
Third quarter	19.06	16.36	0.1525
Fourth quarter	20.06	16.82	0.1625
			$0.6200

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Questar had no unregistered sales of equity securities during the fourth quarter of 2012. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended December 31, 2012:

2012	Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
Month #1 October 1 through October 31	116,189	$20.42	—	$28,423,920
Month #2 November 1 through November 30	5,423	20.07	—	28,423,920
Month #3 December 1 through December 31	605,451	19.61	550,000	—
Total	727,063	$19.74	550,000

(1) The total number of shares purchased includes 116,189 in Month #1, 5,423 in Month #2 and 55,451 shares in Month #3 in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options. All other shares were purchased pursuant to the publicly announced program described below.

(2) On July 26, 2011, the Questar Board of Directors authorized a $100 million share repurchase program. This program expired December 31, 2012. Share repurchases may be made on the open market or through other transactions. Questar's management has sole discretion with respect to determining the timing and amount of these transactions.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for the five years ending December 31, 2012, is provided in the table below. Refer to Item 7 and Item 8 in Part II of this Annual Report for discussion of facts affecting the comparability.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per-share amounts)
Results Of Operations
Revenues	$1,098.9	$1,194.4	$1,123.6	$1,109.9	$1,201.9
Operating income	375.7	366.9	343.3	328.2	307.3
Income from continuing operations	212.0	207.9	192.3	180.5	172.2
Discontinued operations, net of income taxes	—	—	146.9	212.8	511.6
Net income attributable to Questar	$212.0	$207.9	$339.2	$393.3	$683.8
Earnings per common share attributable to Questar
Basic from continuing operations	$1.20	$1.17	$1.09	$1.03	$1.00
Basic from discontinued operations	—	—	0.84	1.23	2.96
Basic total	$1.20	$1.17	$1.93	$2.26	$3.96
Diluted from continuing operations	$1.19	$1.16	$1.08	$1.02	$0.98
Diluted from discontinued operations	—	—	0.83	1.21	2.90
Diluted total	$1.19	$1.16	$1.91	$2.23	$3.88
Weighted-average common shares outstanding
Used in basic calculation	176.5	177.4	175.4	174.1	172.8
Used in diluted calculation	177.5	178.8	178.0	176.3	176.1
Financial Position
Total assets of continuing operations	$3,757.1	$3,532.8	$3,373.6	$3,189.7	$3,115.7
Total assets of discontinued operations	—	—	—	5,828.9	5,741.0
Total assets at December 31,	$3,757.1	$3,532.8	$3,373.6	$9,018.6	$8,856.7
Total liabilities of continuing operations	$2,721.5	$2,499.3	$2,337.5	$2,053.1	$2,123.2
Total liabilities of discontinued operations	—	—	—	3,408.4	3,286.0
Total liabilities at December 31,	$2,721.5	$2,499.3	$2,337.5	$5,461.5	$5,409.2
Capitalization and short-term debt of continuing operations at December 31,
Short-term debt	$263.0	$219.0	$242.0	$221.9	$271.8
Current portion of long-term debt	42.0	91.5	182.0	—	42.0
Long-term debt, less current portion	1,098.9	993.0	898.5	831.2	829.8
Total equity	$1,035.6	$1,033.5	$1,036.1	$1,136.6	$992.5
Book value per common share of continuing operations at December 31,	$5.91	$5.81	$5.87	$6.51	$5.72
Cash Flow Of Continuing Operations
Net cash provided by operating activities	$467.7	$489.0	$350.9	$428.8	$271.5
Capital expenditures	(370.7)	(367.7)	(320.3)	(299.8)	(349.0)
Net cash used in investing activities	(365.3)	(370.9)	(525.7)	(249.8)	(357.0)
Net cash provided by (used in) financing activities	(97.2)	(128.3)	185.1	(167.5)	74.0
Dividends per share	$0.665	$0.62	$0.54	$0.505	$0.4925

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Following are comparisons of income (loss) from continuing operations by line of business:

	Year Ended December 31,			Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions, except per-share amounts)
Questar Gas	$47.1	$46.1	$43.9	$1.0	$2.2
Wexpro	103.9	95.2	88.1	8.7	7.1
Questar Pipeline	64.7	67.9	67.4	(3.2)	0.5
Corporate and other	(3.7)	(1.3)	(7.1)	(2.4)	5.8
Income from continuing operations	$212.0	$207.9	$192.3	$4.1	$15.6
Earnings per share - diluted	$1.19	$1.16	$1.08	$0.03	$0.08
Average diluted shares	177.5	178.8	178.0	(1.3)	0.8

QUESTAR GAS
Questar Gas reported net income of $47.1 million in 2012 compared to $46.1 million in 2011 and $43.9 million in 2010. The 2012 increase was primarily due to increased customers and additional revenues due to investment in feeder line replacements. Following is a summary of Questar Gas financial and operating results:

	Year Ended December 31,			Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Net Income
REVENUES
Residential and commercial sales	$788.4	$893.0	$833.0	$(104.6)	$60.0
Industrial sales	27.4	29.7	26.7	(2.3)	3.0
Transportation for industrial customers	11.9	11.3	9.7	0.6	1.6
Service	4.5	5.1	4.8	(0.6)	0.3
Other	30.0	29.7	28.7	0.3	1.0
Total Revenues	862.2	968.8	902.9	(106.6)	65.9
Cost of natural gas sold
From unaffiliated parties	185.6	318.4	278.5	(132.8)	39.9
From affiliated companies	347.7	327.3	313.7	20.4	13.6
Total cost of natural gas sold	533.3	645.7	592.2	(112.4)	53.5
Margin	328.9	323.1	310.7	5.8	12.4
OTHER OPERATING EXPENSES
Operating and maintenance	119.0	118.5	114.4	0.5	4.1
General and administrative	51.2	51.0	49.9	0.2	1.1
Retirement incentive	2.4	—	—	2.4	—
Depreciation and amortization	47.2	44.5	43.7	2.7	0.8
Other taxes	16.2	15.0	14.1	1.2	0.9
Total Other Operating Expenses	236.0	229.0	222.1	7.0	6.9
OPERATING INCOME	92.9	94.1	88.6	(1.2)	5.5
Interest and other income	5.5	5.4	6.7	0.1	(1.3)
Interest expense	(24.1)	(25.9)	(26.2)	1.8	0.3
Income taxes	(27.2)	(27.5)	(25.2)	0.3	(2.3)
NET INCOME	$47.1	$46.1	$43.9	$1.0	$2.2
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	96.2	113.3	105.8	(17.1)	7.5
Industrial sales	4.7	5.0	4.5	(0.3)	0.5
Transportation for industrial customers	62.0	52.5	59.3	9.5	(6.8)
Total industrial	66.7	57.5	63.8	9.2	(6.3)
Total deliveries	162.9	170.8	169.6	(7.9)	1.2
Natural gas revenue (per dth)
Residential and commercial	$8.19	$7.88	$7.88	$0.31	$—
Industrial sales	5.79	6.03	5.89	(0.24)	0.14
Transportation for industrial customers	0.19	0.21	0.16	(0.02)	0.05
System natural gas cost (per dth)	$4.77	$5.05	$5.34	$(0.28)	$(0.29)
Colder (warmer) than normal temperatures	(16%)	7%	1%	(23%)	6%
Temperature-adjusted usage per customer (dth)	108.4	111.1	106.9	(2.7)	4.2
Customers at December 31, (in thousands)	931	919	910	12	9

Margin Analysis
Questar Gas's margin (revenues less gas costs) increased $5.8 million in 2012 compared to 2011 and increased $12.4 million in 2011 compared to 2010. Following is a summary of major changes in Questar Gas's margin for 2012 compared to 2011 and 2011 compared to 2010:

	Change
	2012 vs. 2011	2011 vs. 2010
	(in millions)
New customers	$3.1	$2.7
Change in rates	0.2	1.2
Demand-side-management cost recovery	(3.3)	0.8
Feeder line tracker	5.9	4.3
Recovery of gas-cost portion of bad-debt costs	(0.9)	0.3
Other	0.8	3.1
Increase	$5.8	$12.4

At December 31, 2012, Questar Gas served 930,760 customers, up from 919,236 at December 31, 2011, and 909,570 at December 31, 2010. New-customer growth increased the margin by $3.1 million in 2012 and $2.7 million in 2011.

Temperature-adjusted usage per customer decreased 2% in 2012 compared to 2011 and increased 4% in 2011 compared to 2010. The impact on the company margin from changes in usage per customer has been mitigated by a CET that was approved by the PSCU beginning 2006. The CET adjustment decreased revenues by $2.9 million in 2012, decreased revenues by $3.6 million in 2011 and increased revenues by $2.9 million in 2010, which offset changes in customer usage.

Weather, as measured in degree days, was 16% warmer than normal in 2012, 7% colder than normal in 2011 and 1% colder than normal in 2010. A weather-normalization adjustment on customer bills generally offsets financial impacts of temperature variations.

Questar Gas has an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. Questar Gas realized an increase in margin of $5.9 million in 2012 and $4.3 million in 2011 under this mechanism.

Questar Gas has an allowed return on equity of 10.35% in Utah. Questar Gas is required to file a general rate case in Utah by mid-2013. Questar Gas filed a general rate case in Wyoming in December 2011 and received an order in 2012, which increased rates by $0.6 million per year and authorized a return on equity of 9.16%.

Expenses
Cost of natural gas sold decreased 17% in 2012 compared to 2011 and increased 9% in 2011 compared to 2010. The 2012 decrease was due to a 15% decrease in volumes sold, and a 6% decrease in the purchase cost of natural gas. The 2011 increase was due to a 7% increase in volumes sold, partially offset by a 5% decrease in the purchase cost of natural gas. Cost of natural gas from affiliates includes cost-of-service gas supplies from Wexpro and transportation and storage from Questar Pipeline. These costs increased 6% in 2012 and 4% in 2011 due to Wexpro's higher investment in gas development properties resulting in higher volumes of cost-of-service gas. Wexpro provided 68% of Questar Gas natural gas supply in 2012, 52% in 2011 and 51% in 2010. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. During the second quarter of 2012, Questar Gas credited customers with $42.9 million of gas costs previously collected from customers in excess of costs incurred. In addition, the gas cost portion of rates was reduced by $20.1 million. As of December 31, 2012, Questar Gas had a $15.2 million under-collected balance in the purchased-gas adjustment account representing costs incurred in excess of costs recovered from customers. Refer to Note 1 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for additional information regarding cost of natural gas sold.

Operating and maintenance expenses increased $0.5 million in 2012 compared to 2011. Labor and pension costs increased by $4.1 million and supplies and services increased by $1.1 million. These increases were partially offset by a $3.3 million decrease in DSM costs recovered from customers and a $1.3 million decrease in bad-debt costs. Operating and maintenance expenses increased $4.1 million in 2011 compared to 2010 due largely to a $0.8 million increase in DSM costs recovered from customers and a $1.9 million increase in bad-debt costs. General and administrative costs increased $0.2 million in 2012 compared to 2011 and increased $1.1 million in 2011 compared to 2010 due to higher compensation, employee benefits and allocated corporate expenses. The sum of operating, maintenance, general and administrative expenses not including DSM costs per customer was $143 in 2012 compared to $141 in 2011 and $138 in 2010.

Depreciation and amortization expense was 6% higher in 2012 compared to 2011 due to higher depreciation expense from plant additions. Depreciation and amortization expense increased 2% in 2011 compared to 2010 as higher depreciation expense from plant additions was partially offset by lower depreciation rates authorized in the last rate case.

WEXPRO
Wexpro reported net income of $103.9 million in 2012 compared to $95.2 million in 2011 and $88.1 million in 2010. The growth in net income resulted from increased investment in cost-of-service gas development wells. Following is a summary of Wexpro financial and operating results:

	Year Ended December 31,			Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Net Income
REVENUES
Operator service fee	$273.0	$253.5	$239.5	$19.5	$14.0
Oil and NGL sales	37.0	31.3	25.1	5.7	6.2
Other	0.2	0.3	0.2	(0.1)	0.1
Total Revenues	310.2	285.1	264.8	25.1	20.3
OPERATING EXPENSES
Operating and maintenance	26.8	22.3	20.2	4.5	2.1
General and administrative	26.8	24.2	20.5	2.6	3.7
Retirement incentive	0.2	—	—	0.2	—
Production and other taxes	20.8	25.6	26.8	(4.8)	(1.2)
Depreciation, depletion and amortization	77.4	63.9	62.1	13.5	1.8
Oil income sharing	2.5	3.3	1.1	(0.8)	2.2
Total Operating Expenses	154.5	139.3	130.7	15.2	8.6
Net gain (loss) from asset sales	2.4	(0.1)	(0.4)	2.5	0.3
OPERATING INCOME	158.1	145.7	133.7	12.4	12.0
Interest and other income	2.8	4.2	3.2	(1.4)	1.0
Interest expense	—	—	(0.3)	—	0.3
Income taxes	(57.0)	(54.7)	(48.5)	(2.3)	(6.2)
NET INCOME	$103.9	$95.2	$88.1	$8.7	$7.1

Operating Statistics
Production volumes
Natural gas (Bcf)	57.5	50.5	50.2	7.0	0.3
Oil and NGL (Mbbl)	665	467	437	198	30
Oil and NGL average sales price (per bbl)	$80.61	$82.11	$65.55	$(1.50)	$16.56
Investment base at Dec. 31, (in millions)	$531.1	$474.4	$456.6	$56.7	$17.8

Revenues
Wexpro earned a 19.9% after-tax return on average investment base in 2012 compared to 20.0% in 2011 and 2010. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base includes its costs of commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. Following is a summary of changes in the Wexpro investment base:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Investment base at beginning of year	$474.4	$456.6	$431.9
Successful development wells and related equipment	149.3	118.0	99.9
Depreciation, depletion and amortization	(73.9)	(60.2)	(57.9)
Change in deferred taxes	(18.7)	(40.0)	(17.3)
Investment base at end of year	$531.1	$474.4	$456.6

Wexpro produced 57.5 Bcf of cost-of-service natural gas for Questar Gas during 2012, compared to 50.5 Bcf in 2011 and 50.2 Bcf in 2010. The higher production levels are due to increased investment in gas-development wells. Cost-of-service natural gas production provided approximately 68% of Questar Gas's supply requirements in 2012 compared to 52% in 2011 and 51% in 2010. The higher percentage in 2012 was due to increased production and lower Questar Gas sales volumes driven by significantly warmer than normal weather.

Revenues from oil and NGL sales increased 18% in 2012 compared to 2011 after increasing 25% in 2011 compared to 2010. Volumes of oil and NGLs increased 42% in 2012 from increased liquid production related to the Vermillion drilling program. The average selling price for oil and NGL decreased 2% in 2012 compared to 2011 and increased 25% in 2011 compared to 2010.

Expenses
Operating and maintenance expenses were $0.44 per Mcfe in 2012, $0.42 per Mcfe in 2011 and $0.38 per Mcfe in 2010. The increases in 2012 and 2011 were due to increased water disposal costs and higher costs of outside operated properties. General and administrative expenses were $2.6 million higher in 2012 compared to 2011 and $3.7 million higher in 2011 compared to 2010. The 2012 and 2011 increases were due to higher compensation, employee benefits and allocated corporate expenses.

Production and other taxes were $4.8 million lower in 2012 compared to 2011 and $1.2 million lower in 2011 compared to 2010. These taxes were $0.33 per Mcfe in 2012, $0.48 per Mcfe in 2011 and $0.51 per Mcfe in 2010. The variability in production and other taxes is due to changes in the wellhead market value of natural gas, oil and NGL production. The average price of natural gas used to calculate production taxes was $2.87 per Mcf in 2012, $4.22 per Mcf in 2011 and $4.48 per Mcf in 2010.

Depreciation, depletion and amortization expense was $1.49 per Mcfe in 2012 and 2011 and $1.47 per Mcfe in 2010. The depreciation, depletion and amortization rate in 2011 increased compared to 2010 because of higher development costs and the depletion of older lower-cost natural gas reserves.

Under the terms of the Wexpro Agreement, Wexpro shares 54% of its operating income from oil development with Questar Gas after recovery of expenses and a return on Wexpro's investment in successful wells. Questar Gas received oil-income sharing amounting to $2.5 million in 2012, $3.3 million in 2011 and $1.1 million in 2010, which was credited to customers.

QUESTAR PIPELINE
Questar Pipeline reported 2012 net income of $64.7 million compared to $67.9 million in 2011 and $67.4 million in 2010. The $3.2 million or 5% decrease in 2012 was due to lower NGL revenues, increased operating costs, depreciation and interest expense. This was partially offset by a gain on sale of assets and lower property taxes. Following is a summary of Questar Pipeline financial and operating results:

	Year Ended December 31,			Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Net Income
REVENUES
Transportation	$194.5	$195.2	$188.7	$(0.7)	$6.5
Storage	38.3	38.3	37.6	—	0.7
NGL sales - transportation	7.1	8.9	12.3	(1.8)	(3.4)
NGL sales - field services	8.4	8.3	11.6	0.1	(3.3)
Energy services	15.3	16.2	14.0	(0.9)	2.2
Gas processing	2.7	2.5	3.3	0.2	(0.8)
Natural gas sold	4.4	—	—	4.4	—
Other	6.8	2.4	3.7	4.4	(1.3)
Total Revenues	277.5	271.8	271.2	5.7	0.6
OPERATING EXPENSES
Operating and maintenance	35.2	35.3	41.4	(0.1)	(6.1)
General and administrative	50.0	46.5	41.0	3.5	5.5
Retirement incentive	0.9	—	—	0.9	—
Depreciation and amortization	54.3	51.2	47.4	3.1	3.8
Other taxes	9.1	10.1	9.0	(1.0)	1.1
Cost of sales	6.7	3.1	2.4	3.6	0.7
Total Operating Expenses	156.2	146.2	141.2	10.0	5.0
Net gain from asset sales	2.7	0.3	0.8	2.4	(0.5)
OPERATING INCOME	124.0	125.9	130.8	(1.9)	(4.9)
Interest and other income	0.6	0.9	0.4	(0.3)	0.5
Income from unconsolidated affiliate	3.7	3.8	3.8	(0.1)	—
Interest expense	(26.3)	(24.5)	(28.8)	(1.8)	4.3
Income taxes	(37.3)	(38.2)	(38.8)	0.9	0.6
NET INCOME	$64.7	$67.9	$67.4	$(3.2)	$0.5

Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	785.4	665.8	642.4	119.6	23.4
For Questar Gas	107.2	116.9	112.0	(9.7)	4.9
Total transportation	892.6	782.7	754.4	109.9	28.3
Transportation revenue (per dth)	$0.22	$0.25	$0.25	$(0.03)	$—
Net firm-daily transportation demand at December 31, (including White River Hub of 1,020 Mdth in 2012, 2011 and 2010)	5,039	4,973	4,744	66	229
Natural gas processing
NGL sales (Mbbl)	253	233	427	20	(194)
NGL sales price (per bbl)	$61.16	$73.77	$56.04	$(12.61)	$17.73

Revenues
As of December 31, 2012, Questar Pipeline had firm-transportation contracts of 5,039 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 4,973 Mdth per day as of December 31, 2011, and 4,744 Mdth per day as of December 31, 2010. In February 2011, Questar Overthrust Pipeline completed a 43-mile, 36-inch diameter pipeline loop of its system from Rock Springs to its Cabin 31 facility near Blacks Fork, Wyoming. Questar Pipeline completed an expansion of its Main Line 104 southern system in November 2011.

Questar Pipeline earns its largest transportation revenue from Questar Gas, with contracts for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. The majority of Questar Gas transportation contracts extend through mid-2017. Rockies Express Pipeline has leased capacity on the Questar Overthrust Pipeline for 625 Mdth per day through 2027. Wyoming Interstate Company has contracts on Questar Overthrust Pipeline for 532 Mdth per day with a weighted-average remaining life of 8.4 years.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 25% of firm-storage capacity at Clay Basin for terms extending from 2013 to 2019 and 100% of the firm-storage capacity at the aquifer facilities for terms extending to 2018. In 2011, Questar Pipeline received FERC approval to expand its working capacity in Clay Basin by 2.7 Bcf.

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

Questar Pipeline has three primary sources of NGL revenue. These sources include two major regulated processing facilities and an unregulated subsidiary that provides third-party processing services.

Within Questar Pipeline, regulated processing facilities at Clay Basin condition the gas to meet pipeline gas-quality specifications. These facilities are part of an agreement that allows Questar Pipeline to recover any shortfall between the NGL revenues and the cost of service for conditioning the gas. Other processing facilities on Questar Pipeline's transmission system are not subject to the Clay Basin gas processing agreement. NGL sales for the regulated operations decreased 20% in 2012 compared to 2011 and decreased 28% in 2011 compared to 2010. For 2012, volumes decreased 5% and net revenue per barrel decreased 17% when compared to 2011. For 2011, a 46% decrease in volumes was partially offset by a 34% increase in net revenue per barrel compared to 2010.

NGL sales for the unregulated subsidiary increased 1% in 2012 compared to 2011 and decreased 28% in 2011 compared to 2010. The 2012 increase was driven by a 24% increase in volumes that was mostly offset by an 18% decrease in net revenue per barrel. The 2011 decrease was driven by a 45% decrease in volumes that was partially offset by a 29% increase in net revenue per barrel. Upstream processing is expected to adversely impact volumes beginning in 2013 for the unregulated subsidiary.

In 2012, Questar Pipeline sold 1.3 MMdth of natural gas for a net gain of $1.3 million. Questar Pipeline received this gas to settle the shortfall between NGL revenue and the cost of service for conditioning gas at Clay Basin.

Expenses
Operating and maintenance expenses totaled $35.2 million in 2012 compared to $35.3 million in 2011 and $41.4 million in 2010. The decrease in 2011 was due to lower maintenance costs. General and administrative expenses increased to $50.0 million in 2012 compared to $46.5 million in 2011 and $41.0 million in 2010. The increases in 2012 and 2011 were due to higher compensation, employee benefits and allocated corporate expenses. Operating, maintenance, general and administrative expenses per dth transported were $0.10 in 2012 and 2011 and $0.11 in 2010. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation and amortization expense increased 6% in 2012 compared to 2011 and increased 8% in 2011 compared to 2010 due to investment in pipeline expansions.

Other Consolidated Results

Retirement Incentive
In 2012 Questar offered a retirement incentive to employees eligible for retirement of six months additional salary. Approximately 100 employees accepted this offer and will retire in early 2013. The $4.9 million incentive cost was recognized in 2012.

Separation Costs
In 2010, Questar's share of costs directly related to the Spinoff of QEP was $11.5 million before income taxes, or $8.8 million after income taxes. These costs include legal, advisory and severance costs. The tax impact was reduced by non-deductible costs.

Net Gain from Asset Sales
In 2012 Questar Pipeline sold real estate for a gain of $2.4 million before income taxes. Also in 2012, Wexpro sold real estate for a gain of $2.4 million; however, this gain was credited back to Questar Gas customers through the operator service fee.

Interest and Other Income
Interest and other income decreased $3.4 million in 2012 compared to 2011 and decreased $1.3 million in 2011 compared to 2010. The details of interest and other income for the last three years are shown in the table below:

	Year Ended December 31,			Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Interest income and other earnings	$0.1	$1.5	$4.5	$(1.4)	$(3.0)
Inventory sales	0.6	0.7	0.7	(0.1)	—
Allowance for other funds used during construction (capitalized finance costs)	2.3	4.4	2.7	(2.1)	1.7
Return earned on working-gas inventory and purchased-gas-adjustment account	4.0	3.8	3.8	0.2	—
Total	$7.0	$10.4	$11.7	$(3.4)	$(1.3)

Income from unconsolidated affiliate
Income from White River Hub, Questar's sole unconsolidated affiliate, was $3.7 million in 2012 and $3.8 million in 2011 and 2010.

Interest expense
Interest expense increased 2% in 2012 compared to 2011 after decreasing 1% in 2011 compared to 2010. The increase in 2012 was due to higher balances of long-term debt. The decrease in 2011 was due to the replacement of higher cost long-term debt with lower rates as long-term debt matured and the use of short-term debt in the period between the retirement of long-term debt and the issuance of new long-term debt. Interest rates on the Company's commercial-paper borrowings in 2012, 2011 and 2010 averaged less than 1% per annum. Capitalized interest charges on construction projects amounted to $0.2 million in 2012, $0.6 million in 2011 and $1.2 million in 2010.

Income taxes
The effective combined federal and state income tax rate was 35.5% in 2012, 35.9% in 2011 and 36.3% in 2010. The rate has declined due to changes in the allocated state income tax factors. Due to the effects of bonus depreciation and other significant book/tax timing differences, the Company incurred a net operating loss (NOL) for federal income tax purposes in 2011. The 2011 NOL was $124.8 million. The Company's estimated taxable income for 2012 is $69.7 million, resulting in an estimated NOL carryforward of $55.1 million. It is anticipated that the Company will be able to utilize the NOL by offsetting it against future taxable income.

As a result of the Spinoff of QEP, the 2010 federal income tax return (filed in September 2011) included the first six months of 2010's financial results from discontinued operations. The inclusion of the discontinued operations and bonus depreciation claimed in 2010 resulted in a federal taxable loss of $27.5 million. The Company utilized the 2010 NOL by carrying it back to previous years that had taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Following is a summary of net cash provided by operating activities of continuing operations for 2012, 2011 and 2010:

	Year Ended December 31,			Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Income from continuing operations	$212.0	$207.9	$192.3	$4.1	$15.6
Noncash adjustments to income	313.8	276.2	266.9	37.6	9.3
Changes in operating assets and liabilities	(58.1)	4.9	(108.3)	(63.0)	113.2
Net cash provided by operating activities of continuing operations	$467.7	$489.0	$350.9	$(21.3)	$138.1

Noncash adjustments to income consisted primarily of depreciation, depletion and amortization, and deferred income taxes. Depreciation, depletion and amortization were higher in 2012 compared to 2011 due to investment in plant and equipment. Deferred income taxes were higher in 2012 compared to 2011 due to bonus-tax depreciation. Cash sources from operating assets and liabilities were lower in 2012 compared to 2011 due to customer credits of gas costs previously collected from customers in excess of costs incurred and higher pension contributions. Cash sources from operating assets and liabilities were higher in 2011 compared to 2010 due to refunds of income taxes and recovery of regulatory assets.

Investing Activities
Capital spending in 2012 amounted to $370.7 million compared to $367.7 million in 2011. The details of capital expenditures in 2012 and 2011 and a forecast for 2013 are shown in the table below:

	Year Ended December 31,
	2013
	Forecast	2012	2011
	(in millions)
Questar Gas	$195	$162.1	$121.5
Wexpro	140	144.5	136.2
Questar Pipeline	85	60.6	104.5
Corporate and other	30	3.5	5.5
Total capital expenditures	$450	$370.7	$367.7

Questar Gas
During 2012, Questar Gas added 197 miles of main, feeder and service lines to provide service to 11,524 additional customers and spent $58.4 million to replace high-pressure feeder lines. Questar Gas's 2013 capital-spending forecast of about $195 million includes customer additions of approximately 12,500 customers, distribution-system upgrades and expansions, and high-pressure feeder line replacements of about $55 million.

Wexpro
During 2012, Wexpro participated in 98 gross wells (57.9 net), resulting in 43.5 net successful gas wells and 2.7 net dry or abandoned wells. The 2012 net drilling-success rate was 94.2%. There were 21 gross wells (11.7 net) in progress at year-end. Wexpro expects to spend about $140 million in 2013 primarily for developmental gas drilling.

Questar Pipeline
Questar Pipeline invested in several transmission system expansion projects and replacement projects in 2012. Questar Pipeline's 2013 capital-spending forecast is about $85 million for transmission-system expansions and pipeline replacements. Additional investment of $10 million to $15 million will be required in 2013 if a decision is made to proceed with the conversion of Southern Trails Pipeline to an oil pipeline.

Financing Activities
Following is a summary of financing activities for 2012, 2011 and 2010:

	Year Ended December 31,			Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Common stock issues, net of repurchases	$(80.3)	$2.7	$6.8	$(83.0)	$(4.1)
Change in long-term debt and capital lease	56.5	(7.1)	244.6	63.6	(251.7)
Change in short-term debt	44.0	(23.0)	20.1	67.0	(43.1)
Dividends paid	(117.4)	(110.1)	(94.8)	(7.3)	(15.3)
Other	—	9.2	8.4	(9.2)	0.8
Net cash provided by (used in) financing activities of continuing operations	$(97.2)	$(128.3)	$185.1	$31.1	$(313.4)

In 2012 Questar repurchased 4.1 million shares of its common stock on the open market for $82.4 million. These repurchases were under a $100 million program approved by the Board of Directors to reduce the number of shares outstanding to about 175 million. The Board of Directors has authorized additional repurchases of up to 1 million shares per year to maintain outstanding shares at the current level.

Questar Gas repaid $91.5 million of long-term debt that matured in 2012. An additional $40.0 million of maturing long-term debt was repaid in January 2013 and $2.0 million will be repaid in September 2013. These maturities had a weighted-average interest rate of 6.06%. In December 2012, Questar Gas issued $110.0 million of 15-year notes at 3.28% and $40.0 million of 12-year notes at 2.98% in the private placement market to refinance these maturing amounts and for general corporate purposes.

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

In December 2010, Questar issued $250.0 million of 2.75% Senior Notes due 2016. In the second quarter of 2011, Questar executed a fixed-to-floating interest rate swap transaction with a counterparty and converted $125.0 million of its 2.75% fixed-rate long-term debt to floating-rate debt. Questar settled this hedge transaction in March 2012, for a deferred gain of $7.2 million, which is being amortized to interest expense over the remaining debt term.

Questar's consolidated capital structure consisted of 58% combined short- and long-term debt and 42% common shareholders' equity at December 31, 2012, compared to 56% combined short- and long-term debt and 44% common shareholders' equity at December 31, 2011. The Company does not expect the ratio of debt in the capital structure to materially change over the next several years.

Questar Gas has $42.0 million of long-term debt maturing in 2013. Questar Gas refinanced this debt in 2012 as described above. The Company believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

Questar issues commercial paper to meet short-term financing requirements. Questar has a revolving credit arrangement with various banks to provide back-up credit liquidity support for Questar's commercial paper program. Credit commitments under the revolving credit arrangement totaled $500.0 million at December 31, 2012, with no amounts borrowed. Questar amended its revolving credit arrangement on September 2, 2011, by increasing the lender commitments from $350.0 million to $500.0 million and extending the maturity date from July 1, 2013, to August 31, 2016. The amendment also replaced the previous debt covenant ratio of consolidated funded debt to EBITDA with a new ratio of consolidated funded debt to capitalization. On October 29, 2012, the Company amended its revolving credit arrangement to enable Questar Gas to issue $150.0 million in the private placement market in December 2012. Under both amendments, consolidated funded debt cannot exceed 70% of consolidated capitalization. Questar is in compliance with this covenant.

Commercial paper outstanding amounted to $263.0 million at December 31, 2012, compared with $219.0 million a year earlier. The Company's short-term financing requirements are seasonal and typically peak at December 31 because of Questar Gas's gas-purchasing requirements. The Company believes the credit commitments are adequate for its working capital and short-term financing requirements during 2013.

In June 2010, Questar entered into a lease agreement for a new headquarters building. The lease term is 17 years and commenced in May 2012. Questar accounts for this lease as a capital lease. The Company's lease on its former headquarters building expired in April 2012.

The Company increased its annualized dividend per share by 5% from $0.65 in 2011 to $0.68 in 2012. The annualized fourth quarter dividend payout was 57% of earnings. The Company expects to increase dividends over the next several years somewhat faster than earnings growth to reach a dividend payout of about 60%.

Contractual Cash Obligations and Other Commitments
In the course of ordinary business activities, Questar enters into a variety of contractual cash obligations and other commitments. The following table summarizes the significant contractual cash obligations as of December 31, 2012:

	Payments Due by Year
	Total	2013	2014	2015	2016	2017	After 2017
	(in millions)
Long-term debt
Questar Gas	$426.5	$42.0	$—	$—	$—	$14.5	$370.0
Questar Pipeline	460.1	—	—	25.1	—	—	435.0
Questar Corporation	250.0	—	—	—	250.0	—	—
Total	1,136.6	42.0	—	25.1	250.0	14.5	805.0
Interest on fixed-rate long-term debt
Questar Gas	290.9	19.1	19.9	19.9	19.9	19.6	192.5
Questar Pipeline	335.0	25.3	25.3	25.0	23.7	23.7	212.0
Questar Corporation	24.0	6.9	6.9	6.9	3.3	—	—
Total	649.9	51.3	52.1	51.8	46.9	43.3	404.5
Gas-purchase contracts - Questar Gas	199.8	29.5	16.0	16.0	16.1	19.3	102.9
Transportation, gathering and storage contracts - Questar Gas
With unaffiliated pipelines	257.6	27.9	27.9	27.9	27.9	27.9	118.1
With Questar Pipeline	348.9	73.0	71.1	71.1	71.1	44.5	18.1
Total	606.5	100.9	99.0	99.0	99.0	72.4	136.2
Capital lease	65.2	2.9	3.3	3.4	3.5	3.6	48.5
Drilling-rig contracts - Wexpro	0.7	0.7	—	—	—	—	—
Less intercompany commitments	(348.9)	(73.0)	(71.1)	(71.1)	(71.1)	(44.5)	(18.1)
Total - Questar Consolidated	$2,309.8	$154.3	$99.3	$124.2	$344.4	$108.6	$1,479.0
Total - Questar Gas	$1,523.7	$191.5	$134.9	$134.9	$135.0	$125.8	$801.6
Total - Questar Pipeline	$795.1	$25.3	$25.3	$50.1	$23.7	$23.7	$647.0

The Company's projected funding for its qualified defined benefit pension plan for 2013, which is not reflected in the above table, is $57.7 million. For more information regarding Questar's pension and other postretirement benefits, refer to Note 12 to the consolidated financial statements included in Item 8 of Part II of this Annual Report.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Questar's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in Item 8 of Part II of this Annual Report. The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following accounting policies may involve a higher degree of complexity and judgment on the part of management.

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

Changes in expected performance from the properties and economic data can result in a revision to the amount of estimated reserves held by the Company. If reserves are revised upward, operating results could be affected due to lower depreciation, depletion and amortization expense per unit of production. Likewise, if reserves are revised downward, operating results could be affected due to higher depreciation, depletion and amortization expense or a potential writedown of a property's book value if an impairment is warranted.

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

Unbilled Revenues
Questar Gas estimates revenues on a calendar basis even though bills are sent to customers on a cycle basis throughout the month. The company estimates unbilled revenues for the period from the date meters are read to the end of the month, using customer-usage history and weather information. Approximately one-half month of revenues is estimated in any period. The gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses. Questar Gas has a CET. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. Differences between Questar Gas's estimate of unbilled revenues and actual revenues subsequently billed do not have a significant impact on operating results because of the CET.

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

Employee Pension and Postretirement Benefit Plans
The Company has a noncontributory defined benefit pension plan and a life insurance plan covering a majority of its employees and a postretirement medical plan providing coverage to less than half of its employees. The calculation of the Company's expense and liability associated with its benefit plans requires the use of assumptions that the Company deems to be critical. Changes in these assumptions can result in different expenses and liabilities and actual experience can differ from these assumptions.

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

The assumed liability discount rate reflects the current rate at which the pension benefit obligations could effectively be settled and considers the rates of return available on a portfolio of high-quality, fixed-income investments. The Company discounted its future qualified pension liabilities using rates of 4.20% as of December 31, 2012, and 4.80% as of December 31, 2011. A 0.25% decrease in the discount rate would increase the Company's 2013 estimated annual qualified pension expense by about $2.5 million.

The expected long-term rate of return on qualified benefit plan assets reflects the average rate of earnings expected on funds invested or to be invested for purposes of paying pension benefits. The Company establishes the expected long-term rate of return at the beginning of each fiscal year giving consideration to the benefit plan's investment mix and historical and forecast rates of return on these types of securities. The expected long-term rate of return determined by the Company was 7.25% as of January 1, 2013, and January 1, 2012. Benefit plan expense typically increases as the expected long-term rate of return on plan assets decreases. A 0.25% decrease in the expected long-term rate of return would cause an approximate $1.3 million increase in the 2013 qualified pension expense.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Wexpro operations are subject to various government controls and regulation at the federal, state and local levels. Wexpro must obtain permits to drill and produce, maintain bonding requirements to drill and operate wells, submit and implement spill-prevention plans, and file notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production. Wexpro is also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties. In addition, the Utah Division of Public Utilities and the staff of the PSCW are entitled to monitor the performance of the Company and Wexpro under the Wexpro Agreement and have retained two monitors, an independent certified public accountant and an independent petroleum engineer, to review the performance of the agreement.

Questar Pipeline's primary market-risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on the market's expectations about future volumes of natural gas likely to be produced in the basins served by Questar Pipeline and changes in market demand for natural gas. On some portions of its pipeline system the Company faces the risk that it will not be successful in recontracting capacity under current terms once existing contracts expire. Revenue may be reduced if NGL market prices or volumes decline.

Credit Risk
Questar Gas requires deposits from customers that pose unfavorable credit risks. No single customer accounted for a significant portion of revenue in 2012.

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at December 31, 2012. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, Wyoming Interstate Pipeline, EOG Resources, EnCana Marketing, PacifiCorp, Anadarko Energy Services and Shell Energy North America.

Interest-Rate Risk
The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The Company's ability to borrow and the rates quoted by lenders can be adversely affected by illiquid credit markets. The Company had $1,140.9 million of fixed-rate long-term debt with a fair value of $1,303.1 million and a weighted-average life to maturity of 11.2 years at December 31, 2012. This compared to $1,084.5 million of fixed-rate long-term debt with a fair value of $1,223.4 million and a weighted-average life to maturity of 10.8 years at December 31, 2011. If interest rates had declined 10%, fair value would increase to $1,335.8 million in 2012 and $1,255.3 million in 2011. The fair value calculations do not represent the cost to retire the debt securities.

In December 2010, Questar issued $250.0 million of 2.75% Senior Notes due 2016. In the second quarter of 2011, Questar executed a fixed-to-floating interest rate swap transaction with a counterparty and converted $125.0 million of its 2.75% fixed-rate long-term debt to floating-rate debt. Questar settled this hedge transaction in March 2012, for a deferred gain of $7.2 million, which is being amortized to interest expense over the remaining debt term.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Questar Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Salt Lake City, Utah
February 21, 2013

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$859.7	$965.5	$901.8
Wexpro	36.1	31.5	24.6
Questar Pipeline	203.1	197.4	197.2
Total Revenues	1,098.9	1,194.4	1,123.6

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	192.3	321.5	280.9
Operating and maintenance	180.8	175.9	175.8
General and administrative	120.8	117.9	108.5
Retirement incentive	4.9	—	—
Separation costs	—	—	11.5
Production and other taxes	47.9	52.5	50.6
Depreciation, depletion and amortization	181.6	159.9	153.4
Total Operating Expenses	728.3	827.7	780.7
Net gain from asset sales	5.1	0.2	0.4
OPERATING INCOME	375.7	366.9	343.3
Interest and other income	7.0	10.4	11.7
Income from unconsolidated affiliate	3.7	3.8	3.8
Interest expense	(57.9)	(56.8)	(57.1)
Income From Continuing Operations Before Income Taxes	328.5	324.3	301.7
Income taxes	(116.5)	(116.4)	(109.4)
INCOME FROM CONTINUING OPERATIONS	212.0	207.9	192.3
Discontinued operations, net of income taxes	—	—	148.2
Discontinued operations, noncontrolling interest	—	—	(1.3)
Total Discontinued Operations, Net Of Income Taxes	—	—	146.9
NET INCOME ATTRIBUTABLE TO QUESTAR	$212.0	$207.9	$339.2

Earnings Per Common Share Attributable To Questar
Basic from continuing operations	$1.20	$1.17	$1.09
Basic from discontinued operations	—	—	0.84
Basic total	$1.20	$1.17	$1.93
Diluted from continuing operations	$1.19	$1.16	$1.08
Diluted from discontinued operations	—	—	0.83
Diluted total	$1.19	$1.16	$1.91
Weighted-average common shares outstanding
Used in basic calculation	176.5	177.4	175.4
Used in diluted calculation	177.5	178.8	178.0

See notes accompanying the financial statements

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net income	$212.0	$207.9	$340.5
Other comprehensive income (loss)
Change in unrecognized actuarial loss	(35.7)	(162.9)	17.7
Change in unrecognized prior-service costs	2.7	3.0	3.8
Interest rate cash flow hedges	0.4	(37.2)	—
Change in fair value of long-term investment	0.1	—	0.1
Discontinued operations
Change in unrealized fair value of derivatives held by QEP	—	—	(138.7)
Income taxes	12.3	75.0	43.4
Net other comprehensive loss	(20.2)	(122.1)	(73.7)
COMPREHENSIVE INCOME	191.8	85.8	266.8
Discontinued operations, noncontrolling interest	—	—	(1.3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO QUESTAR	$191.8	$85.8	$265.5

See notes accompanying the financial statements

QUESTAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$16.8	$11.6
Federal income taxes receivable	10.7	—
Accounts receivable, net	103.6	123.9
Unbilled gas accounts receivable	78.3	75.4
Inventories at lower of average cost or market:
Gas stored underground	39.0	40.3
Materials and supplies	24.5	25.7
Current regulatory assets	46.7	31.7
Prepaid expenses and other	13.1	10.7
Deferred income taxes - current	13.0	16.1
Total Current Assets	345.7	335.4

Property, Plant and Equipment
Distribution property, plant and equipment	2,040.9	1,927.0
Cost-of-service gas and oil property, plant and equipment, successful efforts method	1,397.6	1,253.6
Transportation property, plant and equipment	1,840.1	1,790.4
Other property, plant and equipment	54.7	13.1
Total property, plant and equipment	5,333.3	4,984.1
Distribution accumulated depreciation and amortization	(762.8)	(749.6)
Cost-of-service gas and oil accumulated depreciation, depletion and amortization	(617.2)	(545.0)
Transportation accumulated depreciation and amortization	(629.3)	(586.7)
Other accumulated depreciation and amortization	(7.0)	(4.4)
Total accumulated depreciation, depletion and amortization	(2,016.3)	(1,885.7)
Total Property, Plant and Equipment, net	3,317.0	3,098.4

Investment in unconsolidated affiliate	26.5	27.3

Other Assets
Goodwill	9.8	9.8
Noncurrent regulatory assets	21.6	21.0
Other noncurrent assets	36.5	40.9
Total Other Assets	67.9	71.7
TOTAL ASSETS	$3,757.1	$3,532.8

QUESTAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in millions)
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$263.0	$219.0
Accounts payable and accrued expenses	167.5	175.7
Production and other taxes	28.0	31.5
Customer advances	30.2	25.0
Interest payable	9.5	10.7
Current regulatory liabilities	5.8	15.4
Current portion of long-term debt	42.0	91.5
Current portion of capital lease obligation	0.7	—
Total Current Liabilities	546.7	568.8

Long-term debt, less current portion	1,098.9	993.0
Capital lease obligation	39.3	—
Deferred income taxes	603.4	500.2
Asset retirement obligations	67.2	63.8
Defined benefit pension plan	246.9	255.0
Other postretirement benefits	56.8	54.7
Customer contributions in aid of construction	22.9	26.6
Regulatory and other noncurrent liabilities	39.4	37.2
Commitments and contingencies - Note 8

COMMON SHAREHOLDERS' EQUITY
Common stock - without par value; 500.0 million shares authorized; 175.0 million outstanding at Dec. 31, 2012, and 177.9 million outstanding at Dec. 31, 2011	442.4	514.7
Retained earnings	839.5	744.9
Accumulated other comprehensive loss	(246.3)	(226.1)
Total Common Shareholders' Equity	1,035.6	1,033.5
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$3,757.1	$3,532.8

See notes accompanying the financial statements

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Common Shareholders' Equity
	Common Stock		Retained Earnings	Accum. Other Comp. Loss		Non- control. Interest
							Total Equity
	Shares	Amount			Total
	(in millions)
Balances at December 31, 2009	174.6	$454.8	$3,077.7	$(30.3)	$3,502.2	$54.9	$3,557.1
Common stock issued	2.3	18.4	—	—	18.4	—	18.4
Common stock repurchased	(0.4)	(11.1)	—	—	(11.1)	—	(11.1)
Dividends paid ($0.54 per share)	—	—	(94.8)	—	(94.8)	—	(94.8)
Share-based compensation	—	22.5	—	—	22.5	—	22.5
Tax benefits from share-based compensation	—	8.4	—	—	8.4	—	8.4
Spinoff of QEP	—	—	(2,675.0)	—	(2,675.0)	(53.8)	(2,728.8)
Distribution to noncontrolling interest	—	—	—	—	—	(2.4)	(2.4)
2010 net income	—	—	339.2	—	339.2	1.3	340.5
Net other comprehensive loss	—	—	—	(73.7)	(73.7)	—	(73.7)
Balances at December 31, 2010	176.5	493.0	647.1	(104.0)	1,036.1	—	1,036.1
Common stock issued	1.6	7.6	—	—	7.6	—	7.6
Common stock repurchased	(0.2)	(4.9)	—	—	(4.9)	—	(4.9)
Dividends paid ($0.62 per share)	—	—	(110.1)	—	(110.1)	—	(110.1)
Share-based compensation	—	9.8	—	—	9.8	—	9.8
Tax benefits from share-based compensation	—	9.2	—	—	9.2	—	9.2
2011 net income	—	—	207.9	—	207.9	—	207.9
Net other comprehensive loss	—	—	—	(122.1)	(122.1)	—	(122.1)
Balances at December 31, 2011	177.9	514.7	744.9	(226.1)	1,033.5	—	1,033.5
Common stock issued	1.5	7.2	—	—	7.2	—	7.2
Common stock repurchased	(4.4)	(88.5)	—	—	(88.5)	—	(88.5)
Dividends paid ($0.665 per share)	—	—	(117.4)	—	(117.4)	—	(117.4)
Share-based compensation	—	9.0	—	—	9.0	—	9.0
2012 net income	—	—	212.0	—	212.0	—	212.0
Net other comprehensive loss	—	—	—	(20.2)	(20.2)	—	(20.2)
Balances at December 31, 2012	175.0	$442.4	$839.5	$(246.3)	$1,035.6	$—	$1,035.6

See notes accompanying the financial statements

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$212.0	$207.9	$340.5
Discontinued operations, net of income taxes	—	—	(148.2)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	189.2	169.4	161.8
Deferred income taxes	118.6	96.2	91.4
Share-based compensation	9.9	10.1	15.4
Net (gain) from asset sales	(5.1)	(0.2)	(0.4)
(Income) from unconsolidated affiliate	(3.7)	(3.8)	(3.8)
Distributions from unconsolidated affiliate	4.5	4.4	4.0
Other operating	0.4	0.1	(1.5)
Changes in operating assets and liabilities
Accounts receivable	23.7	7.7	2.9
Inventories	2.5	(3.3)	0.1
Prepaid expenses	(2.8)	(2.1)	—
Interest rate hedges - current	7.6	(37.3)	—
Accounts payable and accrued expenses	(5.1)	11.7	(18.4)
Federal income taxes	(10.7)	37.1	(33.8)
Current regulatory assets and liabilities	(24.6)	31.2	(34.8)
Other	(48.7)	(40.1)	(24.3)
Net Cash Provided By Operating Activities Of Continuing Operations	467.7	489.0	350.9

INVESTING ACTIVITIES
Property, plant and equipment	(370.7)	(367.7)	(320.3)
Equity investment in QEP	—	—	(250.0)
Cash used in disposition of assets	(3.0)	(3.5)	(2.6)
Proceeds from disposition of assets	8.4	0.3	0.6
Change in notes receivable	—	—	39.3
Distribution from QEP	—	—	7.3
Net Cash Used In Investing Activities Of Continuing Operations	(365.3)	(370.9)	(525.7)

FINANCING ACTIVITIES
Common stock issued	7.2	7.6	17.9
Common stock repurchased	(87.5)	(4.9)	(11.1)
Long-term debt issued, net of issuance costs	148.8	174.9	244.6
Long-term debt repaid	(91.5)	(182.0)	—
Capital lease obligation repaid	(0.8)	—	—
Change in short-term debt	44.0	(23.0)	73.0
Change in notes payable	—	—	(52.9)
Dividends paid	(117.4)	(110.1)	(94.8)
Tax benefits from share-based compensation	—	9.2	8.4

Net Cash Provided By (Used In) Financing Activities Of Continuing Operations	(97.2)	(128.3)	185.1
CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	5.2	(10.2)	10.3
Cash provided by operating activities of discontinued operations	—	—	475.5
Cash used in investing activities of discontinued operations	—	—	(598.6)
Cash provided by financing activities of discontinued operations	—	—	103.8
Effect of change in cash and cash equivalents of discontinued operations	—	—	19.3
Change in cash and cash equivalents	5.2	(10.2)	10.3
Beginning cash and cash equivalents	11.6	21.8	11.5
Ending cash and cash equivalents	$16.8	$11.6	$21.8

Supplemental Disclosure of Cash Paid (Received) During the Year for:
Interest	$58.5	$54.2	$55.4
Income taxes	9.1	(29.2)	44.6

Supplemental Disclosure of Noncash Investing and Financing Transaction:
During 2012, Questar incurred a capital lease obligation of $40.8 million in connection with a lease agreement on a new headquarters building.

See notes accompanying the financial statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 2012 and 2011, and the related statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

Salt Lake City, Utah
February 21, 2013

QUESTAR GAS COMPANY
STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(in millions)
REVENUES
From unaffiliated customers	$859.7	$965.5	$901.8
From affiliated company	2.5	3.3	1.1
Total Revenues	862.2	968.8	902.9

OPERATING EXPENSES
Cost of natural gas sold
From unaffiliated parties	185.6	318.4	278.5
From affiliated companies	347.7	327.3	313.7
Total cost of natural gas sold (excluding operating expenses shown separately)	533.3	645.7	592.2
Operating and maintenance	119.0	118.5	114.4
General and administrative	51.2	51.0	49.9
Retirement incentive	2.4	—	—
Depreciation and amortization	47.2	44.5	43.7
Other taxes	16.2	15.0	14.1
Total Operating Expenses	769.3	874.7	814.3
OPERATING INCOME	92.9	94.1	88.6
Interest and other income	5.5	5.4	6.7
Interest expense	(24.1)	(25.9)	(26.2)
INCOME BEFORE INCOME TAXES	74.3	73.6	69.1
Income taxes	(27.2)	(27.5)	(25.2)
NET INCOME	$47.1	$46.1	$43.9

See notes accompanying the financial statements

QUESTAR GAS COMPANY
BALANCE SHEETS

	December 31,
	2012	2011
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1.4	$5.0
Federal income taxes receivable	—	1.5
Accounts receivable, net	67.0	76.1
Unbilled gas accounts receivable	78.2	75.2
Accounts receivable from affiliates	31.8	1.8
Inventories, at lower of average cost or market:
Gas stored underground	38.3	40.3
Materials and supplies	13.5	12.2
Current regulatory assets	41.0	26.5
Prepaid expenses and other	3.2	3.1
Deferred income taxes - current	1.5	5.6
Total Current Assets	275.9	247.3

Property, Plant and Equipment
Distribution	1,690.5	1,583.1
General and other	281.6	284.4
Construction work in progress	68.8	59.5
Total Property, Plant and Equipment	2,040.9	1,927.0
Accumulated depreciation and amortization	(762.8)	(749.6)
Total Property, Plant and Equipment, net	1,278.1	1,177.4

Other Assets
Noncurrent regulatory assets	16.4	15.1
Goodwill	5.6	5.6
Other noncurrent assets	3.1	2.3
Total Other Assets	25.1	23.0
TOTAL ASSETS	$1,579.1	$1,447.7

QUESTAR GAS COMPANY
BALANCE SHEETS

	December 31,
	2012	2011
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Notes payable to Questar	$166.1	$142.7
Accounts payable and accrued expenses	100.5	106.5
Accounts payable to affiliates	50.9	41.9
Customer advances	30.2	25.0
Interest payable	4.5	5.8
Current regulatory liabilities	4.3	14.2
Current portion of long-term debt	42.0	91.5
Total Current Liabilities	398.5	427.6

Long-term debt, less current portion	384.5	276.5
Deferred income taxes	301.6	259.8
Customer contributions in aid of construction	22.9	26.6
Regulatory and other noncurrent liabilities	4.0	4.8
Commitments and contingencies - Note 8

COMMON SHAREHOLDER'S EQUITY
Common stock - par value $2.50 per share; authorized 50.0 million shares; 9.2 million issued and outstanding	23.0	23.0
Additional paid-in capital	172.5	171.4
Retained earnings	272.1	258.0
Total Common Shareholder's Equity	467.6	452.4
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,579.1	$1,447.7

See notes accompanying the financial statements

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
	(in millions)
Balances at December 31, 2009	$23.0	$148.9	$227.1	$399.0
Dividends paid	—	—	(28.8)	(28.8)
Share-based compensation	—	1.4	—	1.4
2010 net income	—	—	43.9	43.9
Balances at December 31, 2010	23.0	150.3	242.2	415.5
Equity contribution	—	20.0	—	20.0
Dividends paid	—	—	(30.3)	(30.3)
Share-based compensation	—	1.1	—	1.1
2011 net income	—	—	46.1	46.1
Balances at December 31, 2011	23.0	171.4	258.0	452.4
Dividends paid	—	—	(33.0)	(33.0)
Share-based compensation	—	1.1	—	1.1
2012 net income	—	—	47.1	47.1
Balances at December 31, 2012	$23.0	$172.5	$272.1	$467.6

See notes accompanying the financial statements

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$47.1	$46.1	$43.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.1	49.2	48.0
Deferred income taxes	45.9	25.2	43.6
Share-based compensation	1.2	1.1	1.4
Changes in operating assets and liabilities
Accounts receivable	(12.7)	5.0	(4.4)
Inventories	0.7	(1.3)	3.4
Prepaid expenses	(0.1)	(0.2)	0.5
Accounts payable and accrued expenses	7.8	(1.8)	(21.6)
Federal income taxes	1.5	6.2	(8.5)
Current regulatory assets and liabilities	(24.4)	37.6	(33.8)
Other	(6.4)	(20.2)	(3.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	112.7	146.9	69.3

INVESTING ACTIVITIES
Property, plant and equipment	(162.1)	(121.5)	(108.6)
Cash used in disposition of assets	(2.3)	(2.2)	(1.5)
Proceeds from disposition of assets	0.4	0.2	0.5
Affiliated-company property, plant and equipment transfers	—	0.1	—
NET CASH USED IN INVESTING ACTIVITIES	(164.0)	(123.4)	(109.6)

FINANCING ACTIVITIES
Equity contribution	—	20.0	—
Long-term debt issued, net of issuance costs	148.8	—	—
Long-term debt repaid	(91.5)	(2.0)	—
Change in notes payable to Questar	23.4	(10.9)	66.6
Dividends paid	(33.0)	(30.3)	(28.8)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	47.7	(23.2)	37.8
Change in cash and cash equivalents	(3.6)	0.3	(2.5)
Beginning cash and cash equivalents	5.0	4.7	7.2
Ending cash and cash equivalents	$1.4	$5.0	$4.7

Supplemental Disclosure of Cash Paid (Received) During the Year for:
Interest	$24.7	$25.1	$25.5
Income taxes	(20.4)	(3.3)	(9.7)

See notes accompanying the financial statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
Questar Pipeline Company

We have audited the accompanying consolidated balance sheets of Questar Pipeline Company as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Pipeline Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

Salt Lake City, Utah
February 21, 2013

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(in millions)
REVENUES
From unaffiliated customers	$203.1	$197.4	$197.2
From affiliated companies	74.4	74.4	74.0
Total Revenues	277.5	271.8	271.2

OPERATING EXPENSES
Operating and maintenance	35.2	35.3	41.4
General and administrative	50.0	46.5	41.0
Retirement incentive	0.9	—	—
Depreciation and amortization	54.3	51.2	47.4
Other taxes	9.1	10.1	9.0
Cost of sales (excluding operating expenses shown separately)	6.7	3.1	2.4
Total Operating Expenses	156.2	146.2	141.2
Net gain from asset sales	2.7	0.3	0.8
OPERATING INCOME	124.0	125.9	130.8
Interest and other income	0.6	0.9	0.4
Income from unconsolidated affiliate	3.7	3.8	3.8
Interest expense	(26.3)	(24.5)	(28.8)
INCOME BEFORE INCOME TAXES	102.0	106.1	106.2
Income taxes	(37.3)	(38.2)	(38.8)
NET INCOME	$64.7	$67.9	$67.4

See notes accompanying the financial statements

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net income	$64.7	$67.9	$67.4
Other comprehensive income (loss)
Interest rate cash flow hedges	0.4	(37.2)	—
Income taxes	(0.2)	13.8	—
Net other comprehensive income (loss)	0.2	(23.4)	—
COMPREHENSIVE INCOME	$64.9	$44.5	$67.4

See notes accompanying the financial statements

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$7.1	$3.4
Notes receivable from Questar	38.7	8.8
Accounts receivable, net	19.1	19.1
Accounts receivable from affiliates	27.5	20.2
Materials and supplies, at lower of average cost or market	7.2	7.4
Current regulatory assets	5.7	5.2
Prepaid expenses and other	7.7	4.4
Deferred income taxes - current	1.6	1.8
Total Current Assets	114.6	70.3

Property, Plant and Equipment
Transportation	1,394.7	1,358.5
Storage	288.9	287.8
Processing	25.7	25.4
General and intangible	81.5	65.3
Construction work in progress	49.3	53.4
Total Property, Plant and Equipment	1,840.1	1,790.4
Accumulated depreciation and amortization	(629.3)	(586.7)
Total Property, Plant and Equipment, net	1,210.8	1,203.7

Investment in unconsolidated affiliate	26.5	27.3

Other Assets
Goodwill	4.2	4.2
Regulatory and other noncurrent assets	9.0	10.1
Total Other Assets	13.2	14.3
TOTAL ASSETS	$1,365.1	$1,315.6

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$23.6	$29.7
Accounts payable to affiliates	16.9	5.5
Current regulatory liabilities	1.5	1.2
Interest payable	2.1	2.0
Total Current Liabilities	44.1	38.4

Long-term debt	458.9	459.0
Deferred income taxes	242.5	201.4
Regulatory and other noncurrent liabilities	13.8	14.7
Commitments and contingencies - Note 8

COMMON SHAREHOLDER'S EQUITY
Common stock - par value $1 per share; authorized 25.0 million shares; issued and outstanding 6.6 million shares	6.6	6.6
Additional paid-in capital	347.5	345.7
Retained earnings	274.9	273.2
Accumulated other comprehensive loss	(23.2)	(23.4)
Total Common Shareholder's Equity	605.8	602.1
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,365.1	$1,315.6

See notes accompanying the financial statements

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum. Other Comp. Loss	Total
	(in millions)
Balances at December 31, 2009	$6.6	$342.7	$197.8	$—	$547.1
Dividends paid	—	—	(29.0)	—	(29.0)
Share-based compensation	—	1.3	—	—	1.3
2010 net income	—	—	67.4	—	67.4
Balances at December 31, 2010	6.6	344.0	236.2	—	586.8
Dividends paid	—	—	(30.9)	—	(30.9)
Share-based compensation	—	1.7	—	—	1.7
2011 net income	—	—	67.9	—	67.9
Net other comprehensive loss	—	—	—	(23.4)	(23.4)
Balances at December 31, 2011	6.6	345.7	273.2	(23.4)	602.1
Dividends paid	—	—	(63.0)	—	(63.0)
Share-based compensation	—	1.8	—	—	1.8
2012 net income	—	—	64.7	—	64.7
Net other comprehensive income	—	—	—	0.2	0.2
Balances at December 31, 2012	$6.6	$347.5	$274.9	$(23.2)	$605.8

See notes accompanying the financial statements

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$64.7	$67.9	$67.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.8	53.9	49.9
Deferred income taxes	41.1	34.5	17.2
Share-based compensation	2.0	1.8	1.3
Net (gain) from asset sales	(2.7)	(0.3)	(0.8)
(Income) from unconsolidated affiliate	(3.7)	(3.8)	(3.8)
Distributions from unconsolidated affiliate	4.5	4.4	4.0
Other operating	0.4	0.1	(1.5)
Changes in operating assets and liabilities
Accounts receivable	(2.1)	(0.8)	(2.0)
Materials and supplies	0.2	(0.2)	(1.2)
Prepaid expenses	(3.3)	—	(0.3)
Accounts payable and accrued expenses	(3.4)	0.8	8.5
Interest rate hedge - current liability	—	(37.3)	—
Federal income taxes	—	1.1	0.6
Regulatory assets, liabilities and other	(0.9)	(5.0)	1.0
NET CASH PROVIDED BY OPERATING ACTIVITIES	153.6	117.1	140.3

INVESTING ACTIVITIES
Property, plant and equipment	(60.6)	(104.5)	(121.0)
Cash used in disposition of assets	(0.7)	(1.3)	(1.1)
Proceeds from disposition of assets	4.3	0.1	0.1
Affiliated-company property, plant and equipment transfers	—	(0.1)	—
NET CASH USED IN INVESTING ACTIVITIES	(57.0)	(105.8)	(122.0)

FINANCING ACTIVITIES
Long-term debt issued, net of issuance costs	—	176.2	—
Long-term debt repaid	—	(180.0)	—
Change in notes receivable from Questar	(29.9)	21.5	12.4
Change in notes payable to Questar	—	—	(0.2)
Dividends paid	(63.0)	(30.9)	(29.0)
NET CASH USED IN FINANCING ACTIVITIES	(92.9)	(13.2)	(16.8)
Change in cash and cash equivalents	3.7	(1.9)	1.5
Beginning cash and cash equivalents	3.4	5.3	3.8
Ending cash and cash equivalents	$7.1	$3.4	$5.3

Supplemental Disclosure of Cash Paid (Received) During the Year for:
Interest	$25.2	$24.7	$29.0
Income taxes	(3.8)	2.9	19.2
See notes accompanying the financial statements

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

The notes accompanying the financial statements apply to Questar Corporation, Questar Gas Company and Questar Pipeline Company unless otherwise indicated.

Note 1 - Summary of Significant Accounting Policies

A. Nature of Business
Questar Corporation (Questar or the Company) is a Rockies-based integrated natural gas company with three principal complementary and wholly-owned lines of business:

•	Questar Gas Company (Questar Gas) provides retail natural gas distribution in Utah, Wyoming and Idaho.

•	Wexpro Company (Wexpro) develops and produces natural gas from cost-of-service reserves for Questar Gas customers.

•	Questar Pipeline Company (Questar Pipeline) operates interstate natural gas pipelines and storage facilities in the western United States and provides other energy services.

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

On June 30, 2010, Questar distributed all of the shares of common stock of QEP (formerly Questar Market Resources) held by Questar to Questar shareholders in a tax-free, pro rata dividend (the Spinoff). Each Questar shareholder received one share of QEP common stock for each share of Questar common stock held (including fractional shares) at the close of business on the record date. In connection with the Spinoff, QEP distributed Wexpro, a wholly-owned subsidiary of QEP, to Questar. In addition, Questar contributed $250.0 million of equity to QEP prior to the Spinoff.

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

C. Investment in Unconsolidated Affiliate
Questar uses the equity method to account for its investment in an unconsolidated affiliate where it does not have control, but has significant influence. The investment in the unconsolidated affiliate on the Company's Consolidated Balance Sheets equals the Company's proportionate share of equity reported by the unconsolidated affiliate. The investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company's carrying value. When such a condition is deemed to be other-than-temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

White River Hub, LLC, a limited liability company and FERC-regulated transporter of natural gas, is the sole unconsolidated affiliate. Questar Pipeline owns 50% of White River Hub, LLC, and is the operator.

D. Use of Estimates
The preparation of financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company also incorporates estimates of proved developed gas and oil reserves in the calculation of depreciation, depletion and amortization rates of its gas and oil properties. Changes in estimated quantities of the Company's reserves could impact its reported financial results as well as disclosures regarding the quantities of proved gas and oil reserves. Actual results could differ from these estimates.

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

Questar Gas allows customers the option of paying an estimated fixed monthly bill throughout the year on a budget-billing program. The estimated payments are adjusted to actual usage annually. Amounts collected from customers under this program in excess of gas deliveries are recorded on the Consolidated Balance Sheets as customer advances. The budget-billing option does not impact revenue recognition. Questar Gas may collect revenues subject to possible refunds and establish reserves pending final orders from regulatory agencies.

Wexpro
Wexpro recognizes revenues in the period that services are provided or products are delivered. Wexpro recovers its costs and receives an unlevered, after-tax return of approximately 20% on its investment base. In accordance with the Wexpro Agreement, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro's cost of providing this service including a return on Wexpro's investment. Wexpro sells crude oil production from certain oil-producing properties at market prices with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Questar Gas and Wexpro, with Wexpro retaining 46%. Amounts received by Questar Gas from the sharing of Wexpro's oil income are used to reduce natural gas costs to utility customers.

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

Questar Pipeline
Questar Pipeline and subsidiaries recognize revenues in the period that services are provided or products are delivered. The straight-fixed-variable rate design used by Questar Pipeline, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of volume changes on gas-transportation and storage operations. Questar Pipeline may collect revenues subject to possible refunds and establish reserves pending final orders from regulatory agencies.

F. Cost of Sales
Questar Gas obtains the majority of its gas supply from Wexpro's cost-of-service production and pays Wexpro an operator service fee based on the terms of the Wexpro Agreement. Questar Gas also obtains transportation and storage services from Questar Pipeline. These intercompany revenues and expenses are eliminated in the Questar Consolidated Statements of Income by reducing revenues and cost of sales. The underlying costs of Wexpro's production and Questar Pipeline's transportation and storage services are disclosed in other categories in the Consolidated Statements of Income, including operating and maintenance expense and depreciation, depletion and amortization expense. During the second and third quarters of the year, a significant portion of the natural gas from Wexpro production is injected into underground storage. This gas is withdrawn from storage as needed during the heating season in the first and fourth quarters. The cost of natural gas sold is credited with the value of natural gas as it is injected into storage and debited as it is withdrawn from storage. The reported balance in consolidated cost of sales may be a negative amount during the second and third quarters because of the entries to record injection of gas into storage and the elimination of intercompany transactions.

The details of Questar's consolidated cost of sales are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Questar Gas
Gas purchases	$104.2	$221.2	$245.4
Operator service fee	274.0	253.4	240.0
Transportation and storage	79.6	78.4	78.1
Gathering	20.5	25.0	23.6
Royalties	32.0	38.9	37.2
Storage (injection) withdrawal, net	1.9	3.0	(0.8)
Purchased-gas account adjustment	16.1	20.6	(36.8)
Other	5.0	5.2	5.5
Total Questar Gas cost of natural gas sold	533.3	645.7	592.2
Elimination of Questar Gas cost of natural gas sold - affiliated parties	(347.7)	(327.3)	(313.7)
Total Questar Gas cost of natural gas sold - unaffiliated parties	185.6	318.4	278.5
Questar Pipeline
Total Questar Pipeline cost of sales	6.7	3.1	2.4
Total cost of sales	$192.3	$321.5	$280.9

G. Regulation
The Company applies the regulatory accounting principles to the rate-regulated businesses. Under these principles, the Company records regulatory assets and liabilities that would not be otherwise recorded under GAAP for non-rate regulated entities. Regulatory assets and liabilities record probable future revenues or expenses associated with certain charges or credits that will be recovered from or refunded to customers through the rate-making process.
Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas may hedge a portion of its natural gas supply to mitigate price fluctuations for gas-distribution customers. The regulatory commissions allow Questar Gas to record periodic mark-to-market adjustments for commodity-price derivatives in the purchased-gas-adjustment account. Questar did not have any commodity-price derivatives at December 31, 2012 or 2011. See Note 10 for a description and comparison of regulatory assets and liabilities as of December 31, 2012 and 2011.

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

H. Cash and Cash Equivalents
Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial bank accounts that result in available funds the next business day.

I. Notes Receivable and Notes Payable
Notes receivable and notes payable represent pre-Spinoff interest bearing demand notes with former subsidiaries of Questar.

J. Property, Plant and Equipment
Property, plant and equipment balances are stated at historical cost. Maintenance and repair costs are expensed as incurred.

Cost-of-service gas and oil operations
The successful efforts method of accounting is used for cost-of-service reserves developed and produced by Wexpro for gas utility affiliate Questar Gas. Cost-of-service reserves are properties for which the operations and return on investment are subject to the Wexpro Agreement (see Note 9). Under the successful efforts method, Wexpro capitalizes the costs of acquiring leaseholds, drilling development wells, drilling successful exploratory wells, and purchasing related support equipment and facilities. Geological and geophysical studies and other exploratory activities are expensed as incurred. Costs of production and general corporate activities are expensed in the period incurred. A gain or loss is generally recognized on assets as they are retired from service.

Contributions in aid of construction
Customer contributions in aid of construction reduce plant unless the amounts are refundable to customers. Contributions for main-line extensions may be refundable to customers if additional customers connect to the main-line segment within five years. Refundable contributions are recorded as liabilities until refunded or the five-year period expires without additional customer connections. Amounts not refunded reduce plant. Capital expenditures in the Consolidated Statements of Cash Flows are reported net of non-refundable contributions.

Depreciation, depletion and amortization
Major categories of fixed assets in gas distribution, transportation and storage operations are grouped together and depreciated using a straight-line method. Gains and losses on asset disposals are recorded as adjustments in accumulated depreciation. The Company has not capitalized future abandonment costs on a majority of its long-lived gas distribution and transportation assets due to a lack of a legal obligation to restore the area surrounding abandoned assets. In these cases, the regulatory agencies have opted to leave retired facilities in the ground undisturbed rather than excavate and dispose of the assets. Depreciation rates for Questar Gas and Questar Pipeline are established through rate proceedings.

Capitalized costs of development wells are depreciated on a field-by-field basis using the unit-of-production method and the estimated proved developed gas and oil reserves. Oil and NGL volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil, condensate or NGL to 6,000 cubic feet of natural gas. The Company capitalizes an estimate of the fair value of future abandonment costs associated with cost-of-service reserves and depreciates these costs using a unit-of-production method. Depreciation, depletion and amortization for the remaining gas and oil properties is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets using a straight-line method.

The following represent average depreciation, depletion and amortization rates of the Company's capitalized costs:

	Year Ended December 31,
	2012	2011	2010
Questar Gas distribution plant	2.8%	2.8%	2.9%
Cost-of-service gas and oil properties, per Mcfe	$1.49	$1.49	$1.47
Questar Pipeline transportation, storage and other energy services	3.4%	3.5%	3.5%

K. Impairment of Long-Lived Assets
Proved gas and oil properties are evaluated on a field-by-field basis for potential impairment. Other properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable. Impairment is indicated when a triggering event occurs and the sum of the estimated undiscounted future net cash flows of an evaluated asset is less than the asset's carrying value. Triggering events could include, but are not limited to, an impairment of gas and oil reserves caused by mechanical problems, faster-than-expected decline of reserves, lease-ownership issues, other-than-temporary decline in gas and oil prices, and changes in the utilization of pipeline assets. If impairment is indicated, fair value is calculated using a discounted-cash-flow approach. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including commodity prices and operating costs. There were no impairments in 2012, 2011 or 2010.

L. Goodwill and Other Intangible Assets
Goodwill represents the excess of the amount paid over the fair value of net assets acquired in a business combination and is not subject to amortization. Goodwill and indefinite lived intangible assets are tested for impairment at a minimum of once a year or when a triggering event occurs. The Company evaluates whether it is more likely than not that the carrying value of a reporting unit is greater than its fair value using events and circumstances such as economic conditions, industry changes, financial performance, etc. Fair value is measured using actively traded market values of other comparable companies in the same businesses. If the fair value of the reporting unit exceeds its carrying value then goodwill is considered not to be impaired. If the carrying value of the business unit is greater than the fair value, an impairment of goodwill is recognized equal to the excess of carrying amount of goodwill over its fair value.

M. Capitalized Interest and Allowance for Funds Used During Construction
The Company capitalizes interest costs when applicable. The FERC, PSCU and PSCW require the capitalization of funds used during construction (AFUDC) for rate-regulated plant and equipment. The Wexpro Agreement requires capitalization of AFUDC on cost-of-service gas and oil development projects. Amounts recorded in the Consolidated Statements of Income for the capitalization of AFUDC and interest costs are disclosed in the table below:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
AFUDC (recorded as an increase in interest and other income)
Wexpro	$2.1	$3.3	$2.4
Questar Pipeline	0.2	1.1	0.3
Total AFUDC	$2.3	$4.4	$2.7

Capitalized interest costs (recorded as a reduction of interest expense)
Questar Gas	$0.1	$0.1	$0.2
Questar Pipeline	0.1	0.5	1.0
Total capitalized interest costs	$0.2	$0.6	$1.2

N. Derivative Instruments and Hedging Activities
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

O. Credit Risk
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

Bad debt expense associated with accounts receivable amounted to $1.2 million in 2012, $2.4 million in 2011 and $0.5 million in 2010. The 2010 bad-debt expense was reduced by $1.5 million from the settlement of a revenue dispute that had been previously accrued for in the allowance for bad debts. The allowance for bad debts was $3.1 million at December 31, 2012 and $3.2 million at December 31, 2011. Questar Gas's retail-gas operations account for a majority of the bad debt expense. Questar Gas estimates bad debt expense as a percentage of general-service revenues with periodic adjustments. Uncollected accounts are generally written off six months after gas is delivered and interest is no longer accrued. Questar Gas recovers bad debt costs related to the gas-cost portion of rates in its Utah operations through a purchased-gas adjustment to rates.

P. Asset Retirement Obligations
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

Q. Income Taxes
Questar and its subsidiaries file a consolidated federal income tax return. Questar Gas and Questar Pipeline account for income tax expense on a separate return basis and record tax benefits as they are generated. Deferred income taxes are provided for the temporary differences arising between the book and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Questar Gas and Questar Pipeline use the deferral method to account for investment tax credits as required by regulatory commissions. The Company records interest earned on income tax refunds in interest and other income and records penalties and interest charged on tax deficiencies in interest expense.

Accounting standards for income taxes specify the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company's recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the years ended December 31, 2012, 2011 and 2010. The federal income tax returns for 2009, 2010 and 2011 are under examination by the Internal Revenue Service (IRS). The 2012 federal income tax return has not been filed.

For tax years beginning in 2012, Questar has been accepted into the IRS's Compliance Assurance Process (CAP). The CAP employs real-time resolution to improve federal tax compliance by resolving all or most tax positions prior to filing the related tax return. Successful conclusion of the CAP allows the IRS to achieve an acceptable level of assurance regarding the accuracy of the Taxpayer's filed tax return and to eliminate or substantially reduce the need for a traditional examination.

Current federal tax statues allow taxpayers a deduction of bonus depreciation related to capital expenditures of 100% in 2011 and 50% in 2012. The effects of bonus depreciation and other significant book/tax timing differences resulted in a NOL for federal income tax purposes in 2011. The 2011 NOL was $124.8 million. Questar's estimated taxable income for 2012 is $69.7 million, resulting in an estimated NOL carryforward to future years of $55.1 million. The estimated NOL carryforward will expire in 2031. It is anticipated that Questar will be able to utilize the NOL by offsetting it against future taxable income. See Note 7 for further discussion on income taxes.

R. Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net income attributable to Questar by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of restricted stock units and the distribution of performance shares that are part of the Company's Long-Term Stock Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. See Note 2 for further discussion on EPS.

S. Share-Based Compensation
Questar issues stock options, restricted shares, restricted stock units and performance shares to certain officers, employees and non-employee directors under its LTSIP. The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options and the Monte Carlo simulation method in estimating the fair value of performance shares for accounting purposes. The granting of restricted shares and restricted stock units results in recognition of compensation cost measured at the grant-date market price. Questar uses an accelerated method in recognizing share-based compensation costs with graded vesting periods. See Note 11 for further discussion on share-based compensation.

T. Comprehensive Income
Beginning in 2012, the Company and its subsidiaries adopted accounting guidance issued in June 2011 that resulted in the addition of statements of comprehensive income to the primary financial statements.

Comprehensive income attributable to Questar, as reported in Questar's Consolidated Statements of Comprehensive Income, is the sum of net income as reported in the Questar Consolidated Statements of Income and other comprehensive income (loss) (OCI) as reported in the Questar Consolidated Statements of Equity. OCI includes recognition of the under-funded position of pension and other postretirement benefit plans, changes in the fair value of long-term investment, interest rate cash flow hedges and commodity-based derivative instruments, and income taxes. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized when the pension or other postretirement benefit costs are accrued, when the long-term investment is sold or otherwise realized, as the Company records interest expense for hedged interest payments and when gas, oil or NGL underlying the derivative instrument is sold. The components of consolidated AOCI, net of income taxes, as reported in Questar's Consolidated Balance Sheets, are shown below:

	December 31,
	2012	2011
	(in millions)
Pension liability	$(203.5)	$(182.7)
Postretirement benefits liability	(19.7)	(20.1)
Interest rate cash flow hedges	(23.2)	(23.4)
Long-term investment	0.1	0.1
Accumulated other comprehensive loss	$(246.3)	$(226.1)

Income taxes allocated to each component of Questar's consolidated OCI are shown in the table below. Expenses are in parentheses.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Change in unrecognized actuarial loss	$13.6	$62.3	$(6.8)
Change in unrecognized prior-service costs	(1.0)	(1.1)	(1.4)
Interest rate cash flow hedges	(0.2)	13.8	—
Change in fair value of long-term investment	(0.1)	—	—
Discontinued operations, change in unrealized fair value of derivatives	—	—	51.6
Income taxes	$12.3	$75.0	$43.4

Comprehensive income, as reported in Questar Pipeline's Consolidated Statements of Comprehensive Income, is the sum of net income as reported in the Questar Pipeline Consolidated Statements of Income and OCI as reported in the Questar Pipeline Consolidated Statements of Common Shareholder's Equity. OCI includes interest rate cash flow hedges and income taxes. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized as the company records interest expense for hedged interest payments. The component of consolidated AOCI, net of income taxes, as reported in Questar Pipeline's Consolidated Balance Sheets, is shown below:

	December 31,
	2012	2011
	(in millions)
Interest rate cash flow hedges	$(23.2)	$(23.4)
Accumulated other comprehensive loss	$(23.2)	$(23.4)

A reconciliation of the Company's beginning and ending after-tax AOCI balances related to interest rate cash flow hedging activities (see Note 5) is shown below. All cash flow hedging activity is attributable to Questar Pipeline.

	Year Ended December 31,
	2012	2011
	(in millions)
Accumulated other comprehensive loss at beginning of year	$(23.4)	$—
Net change associated with current period hedging transactions	—	(23.5)
Net amount reclassified into earnings	0.2	0.1
Accumulated other comprehensive loss at end of year	$(23.2)	$(23.4)

U. Business Segments
Line of business information is presented according to senior management's basis for evaluating performance considering differences in the nature of products, services and regulation, among other factors. Certain intersegment sales include intercompany profit.

V. Recent Accounting Developments
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to enhance disclosure of the effects of reclassifications out of AOCI on income statement line items. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2012 and are applied prospectively. Because the guidance contained in this ASU only affects disclosure, the Company does not expect adoption will have an impact on the Company's financial position, results of operations or cash flows.

W. Reclassifications
Certain reclassifications were made to prior-year financial statements and notes to conform to the 2012 presentation.

All dollar amounts in this Annual Report on Form 10-K are in millions, except per-share information and where otherwise noted.

Note 2 - Earnings Per Share

Earnings Per Share
Basic EPS is computed by dividing net income attributable to Questar by the weighted-average number of common shares outstanding during the reporting period, which include vested restricted stock units. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of restricted stock units and the distribution of performance shares that are part of the Company's LTSIP, less shares repurchased under the treasury stock method. Restricted shares are participating securities for the computation of basic earnings per share. Unvested restricted stock units are not participating securities because their dividend equivalents are forfeitable under certain circumstances. The application of the two-class method had an insignificant impact on the calculation of both basic and diluted EPS. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Weighted-average basic common shares outstanding	176.5	177.4	175.4
Potential number of shares issuable under the Company's LTSIP	1.0	1.4	2.6
Weighted-average diluted common shares outstanding	177.5	178.8	178.0

In the past three years, Questar had the ability to issue shares under the terms of the Dividend Reinvestment and Stock Purchase Plan, Employee Investment Plan and Long-Term Stock Incentive Plan.

Dividend Reinvestment and Stock Purchase Plan
The Dividend Reinvestment and Stock Purchase Plan allows shareholders to reinvest dividends or invest additional funds in Questar common stock. The Company can issue new shares or buy shares in the open market to meet shareholders' purchase requests. The Company bought shares in the open market to satisfy shareholders' purchases in 2012 and no shares were issued. The Company issued 4,400 shares in 2011 and 162,157 shares in 2010 and relied on open market purchases to supplement Company-issued shares in both years. At December 31, 2012, 20,531,255 shares were reserved and authorized for future issuance.

Long-Term Stock Incentive Plan
Questar issues stock options, restricted shares and restricted stock units to certain officers, directors and employees under its LTSIP. Stock options for participants have terms ranging from five to ten years with a majority issued with a seven to ten-year term. Options held by employees generally vest in three or four equal, annual installments. Options granted to non-employee directors generally vest in one installment six months after grant. Restricted shares and restricted stock units vest in equal installments over a specified number of years after the grant date with the majority vesting in three or four years. Unvested restricted shares have voting and dividend rights; however, sale or transfer is restricted. Restricted stock units do not have voting rights until shares are distributed. Restricted stock units also accrue dividend equivalents, which are subject to the same vesting, distribution and voting conditions of the underlying award.

Beginning in 2011, Questar grants performance shares to certain Company executive officers under the terms of the LTSIP. The awards are designed to motivate and reward these executives for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each executive officer is subject to adjustment upward or downward based on the Company's performance relative to a specified peer group of companies over a three-year performance period with respect to defined performance criteria. Each three-year performance period commences at the beginning of the year of grant. The actual performance shares awarded, if any, are distributed in the quarter following the conclusion of the performance period so long as such executive officer was employed by the Company or its affiliates as of the last day of the performance period. Half of any award will be distributed in shares of Questar common stock and half in cash. For a summary of LTSIP transactions, see Note 11.

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

	Year Ended December 31,
	2012	2011
	(in millions)
AROs at beginning of year	$63.8	$60.9
Accretion	3.4	3.0
Liabilities incurred	3.1	1.5
Revisions in estimated cash flows	(1.7)	0.8
Liabilities settled	(1.4)	(2.4)
AROs at end of year	$67.2	$63.8

Questar's consolidated AROs by line of business are summarized in the table below:

	December 31,
	2012	2011
	(in millions)
Questar Gas	$0.5	$0.7
Wexpro	64.6	60.3
Questar Pipeline	2.1	2.8
Total	$67.2	$63.8

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

Note 4 - Fair Value Measurements

Questar complies with the provisions of the accounting standards for fair value measurements and disclosures. These standards define fair value in applying GAAP, establish a framework for measuring fair value and expand disclosures about fair value measurements. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company had no assets or liabilities measured using Level 3 inputs at December 31, 2012 and 2011. Fair value accounting standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. Questar did not have any such assets or liabilities at December 31, 2012 and 2011.

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

Questar
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Annual Report on Form 10-K:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2012		December 31, 2011
		(in millions)
Financial assets
Cash and cash equivalents	1	$16.8	$16.8	$11.6	$11.6
Long-term investment	1	15.5	15.5	14.4	14.4
Financial liabilities
Short-term debt	1	263.0	263.0	219.0	219.0
Long-term debt, including current portion	2	1,140.9	1,303.1	1,084.5	1,223.4

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

Questar Gas
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Annual Report on Form 10-K:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2012		December 31, 2011
		(in millions)
Financial assets
Cash and cash equivalents	1	$1.4	$1.4	$5.0	$5.0
Financial liabilities
Notes payable to Questar	1	166.1	166.1	142.7	142.7
Long-term debt, including current portion	2	426.5	503.7	368.0	445.4

The carrying amounts of cash and cash equivalents and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Gas's current credit-risk-adjusted borrowing rates.

Questar Pipeline
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Annual Report on Form 10-K:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2012		December 31, 2011
		(in millions)
Financial assets
Cash and cash equivalents	1	$7.1	$7.1	$3.4	$3.4
Notes receivable from Questar	1	38.7	38.7	8.8	8.8
Financial liabilities
Long-term debt	2	458.9	536.6	459.0	519.4

The carrying amounts of cash and cash equivalents and notes receivable from Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit-risk-adjusted borrowing rates.

Note 5 - Derivative Instruments and Hedging Activities

Questar and its subsidiaries may enter into derivative instruments to manage exposure to changes in current and future market interest rates. In order to mitigate its exposure to changes in the fair value of its fixed-rate corporate debt resulting from changes in benchmark interest rates, in the second quarter of 2011 Questar executed a fixed-to-floating interest rate swap transaction with a counterparty and converted $125.0 million of its 2.75% fixed-rate long-term debt to floating-rate debt. The 2.75% rate was swapped for a London Interbank Offered Rate (LIBOR)-based floating rate. Questar terminated and settled this hedge transaction in March 2012, for a deferred gain of $7.2 million, which is being amortized to interest expense through the maturity of the notes in 2016. Prior to its termination, this swap was accounted for as a fair value hedge under the accounting standards for derivatives and hedging.

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

The following table presents the pre-tax effects of the derivative instruments designated as a fair value hedge (including the hedged item) and cash flow hedges on the Consolidated Statements of Income as well as the pre-tax effects of the derivative instruments designated as cash flow hedges on OCI:

	Financial Statement	Year Ended December 31,
Instrument and Activity	Location of Gain (Loss)	2012	2011	2010
		(in millions)
Fair Value Hedge
Questar Corporation
Interest rate derivative instrument
Realized and unrealized gain	Interest expense	$—	$9.8	$—
2.75% Notes due 2016
Unrealized loss	Interest expense	—	(9.8)	—

Cash Flow Hedges
Questar Pipeline
Interest rate derivative instruments
Deferrals of effective portions	OCI	—	(37.3)	—
Losses reclassified from AOCI into earnings for effective portions	Interest expense	(0.4)	(0.1)	—

There was no ineffectiveness recognized on the fair value hedge in 2012, 2011 and 2010. There was no ineffectiveness recognized on the cash flow hedges in 2012 and 2010. Ineffectiveness recognized on the cash flow hedges was de minimis in

2011. Reclassifications into earnings of amounts reported in AOCI will continue as interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.5 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. As of December 31, 2012, the Company was not hedging any exposure to variability in future cash flows of forecasted transactions.

The following table discloses the Level 2 fair value of the derivative instrument designated as a fair value hedge in the Consolidated Balance Sheets:

		December 31,
Instrument	Balance Sheet Location	2012	2011
		(in millions)
Assets
Questar Corporation
Interest rate derivative instrument	Prepaid expenses and other	$—	$1.1
Interest rate derivative instrument	Other noncurrent assets	—	7.8
Consolidated total - derivative assets		$—	$8.9

Note 6 - Debt

The Company has a revolving credit arrangement with various lenders to provide back-up credit liquidity support for its commercial paper program. Credit commitments under this revolving credit arrangement totaled $500.0 million at December 31, 2012, with no amounts borrowed. This revolving credit arrangement has interest-rate options generally below the prime interest rate and carries commitment fees on the unused balance. The Company amended its revolving credit arrangement on September 2, 2011, by increasing the lender commitments from $350.0 million to $500.0 million and extending the maturity date from July 1, 2013, to August 31, 2016. The amendment also replaced the previous debt covenant ratio of consolidated funded debt to EBITDA with a new ratio of consolidated funded debt to capitalization. On October 29, 2012, the Company amended its revolving credit arrangement to enable Questar Gas to issue $150.0 million in the private placement market in December 2012. Under both amendments, consolidated funded debt cannot exceed 70% of consolidated capitalization. The Company is in compliance with this covenant at December 31, 2012.

The details of short-term debt are as follows:

	December 31,
	2012	2011
	(in millions)
Commercial paper with variable interest rates	$263.0	$219.0
Weighted-average interest rate	0.31%	0.29%

Questar centrally manages cash. Questar makes loans to Questar Gas and Questar Pipeline under a short-term borrowing arrangement. Amounts loaned earn an interest rate that is identical to the interest rate paid on amounts borrowed. The following table details the notes payable to Questar from Questar Gas and the associated interest rate. There were no notes payable to Questar from Questar Pipeline at December 31, 2012 or 2011.

	December 31,
	2012	2011
	(in millions)
Questar Gas
Notes payable to Questar with variable interest rates	$166.1	$142.7
Interest rate	0.39%	0.41%

All short- and long-term debt and the revolving credit arrangement are unsecured obligations and rank equally with all other unsecured liabilities. The terms of the Questar Corporation, Questar Gas and Questar Pipeline long-term debt obligations do not have dividend-payment restrictions.

In December 2012, Questar Gas issued $110.0 million of 15-year Senior Notes at 3.28% and $40.0 million of 12-year Senior Notes at 2.98% in the private placement market. The proceeds of approximately $148.8 million, after deducting estimated issuance costs, were used to refinance $91.5 million of long-term that matured in 2012, $40.0 million that matured in January 2013 and $2.0 million maturing in September 2013, and for general corporate purposes. These maturities had a weighted-average interest rate of 6.06%.

In December 2011, Questar Pipeline completed a public offering of $180.0 million in aggregate principal amount of its 4.875% Senior Notes due December 2041. The net proceeds from the offering of approximately $138.9 million, after deducting the underwriting discount, estimated offering expenses and swap settlements, resulted in an effective interest rate of 6.66%. These proceeds were used to refinance a portion of $100.0 million of long-term notes that matured in June 2011 with an interest rate of 7.09% and $80.0 million of long-term notes that matured in September 2011 with an interest rate of 6.57%.

The details of long-term debt are as follows:

	December 31,
	2012	2011
	(in millions)
Questar Corporation
2.75% Notes due 2016	$250.0	$250.0
Questar Gas
6.30% to 6.91% Medium-term Notes due 2012	—	91.5
5.00% to 6.89% Medium-term Notes due 2013 to 2018	126.5	126.5
6.30% Notes due 2018	50.0	50.0
2.98% Notes due 2024	40.0	—
3.28% Notes due 2027	110.0	—
7.20% Notes due 2038	100.0	100.0
Total Questar Gas long-term debt	426.5	368.0
Questar Pipeline
6.45% and 6.48% Medium-term Notes due 2015 and 2018	30.1	30.1
5.83% Notes due 2018	250.0	250.0
4.875% Notes due 2041	180.0	180.0
Total Questar Pipeline long-term debt	460.1	460.1
Total long-term debt outstanding	1,136.6	1,078.1
Less current portion	(42.0)	(91.5)
Less unamortized debt discount	(2.3)	(2.4)
Plus unamortized debt premium	0.8	1.0
Plus fair value hedge adjustment	5.8	7.8
Total long-term debt, less current portion	$1,098.9	$993.0

The aggregate maturities of Questar Corporation, Questar Gas and Questar Pipeline long-term debt for the next five years are as follows:

	Questar Corporation	Questar Gas	Questar Pipeline	Total
	Years Ending December 31,
	(in millions)
2013	$—	$42.0	$—	$42.0
2014	—	—	—	—
2015	—	—	25.1	25.1
2016	250.0	—	—	250.0
2017	—	14.5	—	14.5

Note 7 - Income Taxes

Questar
Details of Questar's income tax expense and deferred income taxes from continuing operations are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Federal
Current	$1.3	$—	$18.3
Deferred	112.0	110.8	85.6
State
Current	—	(1.3)	(0.2)
Deferred	3.6	7.3	6.1
Deferred investment tax credits recognized	(0.4)	(0.4)	(0.4)
Total income tax expense	$116.5	$116.4	$109.4

The difference between the statutory federal income tax rate and the Company's effective income tax rate is explained as follows:

	Year Ended December 31,
	2012	2011	2010
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate as a result of:
State income taxes, net of federal income tax benefit	1.0	1.3	1.3
Tax benefits from dividends paid to employee stock plan	(0.5)	(0.5)	(0.4)
Other	—	0.1	0.4
Effective income tax rate	35.5%	35.9%	36.3%

Significant components of Questar's deferred income taxes were as follows:

	December 31,
	2012	2011
	(in millions)
Deferred tax liabilities
Property, plant and equipment	$743.1	$673.6
Deferred tax liabilities - noncurrent	743.1	673.6
Deferred tax assets
Employee benefits and compensation costs	110.0	116.1
Hedging activities	13.6	13.8
Net operating loss carryforward	15.8	39.2
Other	0.3	4.3
Deferred tax assets - noncurrent	139.7	173.4
Deferred income taxes – net noncurrent liability	$603.4	$500.2
Deferred income taxes - current asset	$17.6	$16.1
Deferred income taxes - current liability	4.6	—
Deferred income taxes - net current asset	$13.0	$16.1

Questar Gas
Details of Questar Gas's income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Federal
Current	$(18.7)	$—	$(15.9)
Deferred	45.1	26.3	40.2
State
Current	—	(1.6)	(2.2)
Deferred	1.2	3.2	3.5
Deferred investment tax credit recognized	(0.4)	(0.4)	(0.4)
Total income tax expense	$27.2	$27.5	$25.2

The difference between the statutory federal income tax rate and Questar Gas's effective income tax rate is explained as follows:

	Year Ended December 31,
	2012	2011	2010
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate as a result of:
State income taxes, net of federal income tax benefit	1.0	1.4	1.2
Amortization of investment tax credits related to rate-regulated assets	(0.4)	(0.5)	(0.5)
Other	1.0	1.5	0.8
Effective income tax rate	36.6%	37.4%	36.5%

Significant components of Questar Gas's deferred income taxes were as follows:

	December 31,
	2012	2011
	(in millions)
Deferred tax liabilities
Property, plant and equipment	$293.4	$264.7
Employee benefits and compensation costs	19.3	9.7
Deferred tax liabilities - noncurrent	312.7	274.4
Deferred tax assets
Net operating loss carryforward	11.1	14.6
Deferred tax assets - noncurrent	11.1	14.6
Deferred income taxes – net noncurrent liability	$301.6	$259.8
Deferred income taxes - current asset	$6.1	$5.6
Deferred income taxes - current liability	4.6	—
Deferred income taxes - net current asset	$1.5	$5.6

Questar Pipeline
Details of Questar Pipeline's income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Federal
Current	$(5.4)	$—	$19.7
Deferred	40.4	37.0	16.7
State
Current	1.6	(0.7)	1.5
Deferred	0.7	1.9	0.9
Total income tax expense	$37.3	$38.2	$38.8

The difference between the statutory federal income tax rate and Questar Pipeline's effective income tax rate is explained as follows:

	Year Ended December 31,
	2012	2011	2010
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase in rate as a result of:
State income taxes, net of federal income tax benefit	1.6	1.0	1.5
Effective income tax rate	36.6%	36.0%	36.5%

Significant components of Questar Pipeline's deferred income taxes were as follows:

	December 31,
	2012	2011
	(in millions)
Deferred tax liabilities
Property, plant and equipment	$250.2	$240.4
Employee benefits and compensation costs	6.8	3.8
Deferred tax liabilities - noncurrent	257.0	244.2
Deferred tax assets
Hedging activities	13.6	13.8
Net operating loss carryforward	1.0	29.3
Other	(0.1)	(0.3)
Deferred tax assets - noncurrent	14.5	42.8
Deferred income taxes - net noncurrent liability	$242.5	$201.4
Deferred income taxes - current asset	$1.6	$1.8

Note 8 - Commitments, Contingencies and Leases

On May 1, 2012, Questar Gas Company filed a legal action against QEP Field Services Company, a subsidiary of QEP Resources, Inc. The case, entitled Questar Gas Company v. QEP Field Services Company, was filed in the Third District Court in Salt Lake County, Utah. Questar Gas believes certain charges of QEP Field Services Company for gathering services exceed the amounts contemplated under a Gas Gathering Agreement, effective September 1, 1993, pertaining to certain gas produced by Wexpro Company under the Wexpro Agreement. Questar Gas is alleging breach of contract by QEP Field Services Company and is seeking an accounting, damages and a declaratory judgment relating to the services and charges under the Gas Gathering Agreement. The charges under the Gas Gathering Agreement are included in Questar Gas's rates as part of its purchased gas costs. While Questar Gas intends to vigorously pursue its legal rights, the claims involve complex legal issues and uncertainties that make it difficult to predict the outcome of the case and therefore management cannot determine at this time whether this litigation may have an adverse material effect on its financial position, results of operations or cash flows.

Questar incurs environmental remediation costs related to both owned and previously-owned facilities. These facilities include a previously-owned chemical business, manufactured gas plant sites, and transmission and production facilities.

Questar and each of its subsidiaries are involved in various commercial, environmental, and regulatory claims. Litigation and other legal proceedings arise in the ordinary course of business. Except as stated above concerning the QEP lawsuit, management does not believe any of them individually or in the aggregate will have a material adverse effect on Questar's, Questar Gas's or Questar Pipeline's financial position, results of operations or cash flows.

A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur, which would have a material adverse effect on Questar's, Questar Gas's or Questar Pipeline's financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Commitments

Questar Gas
Currently, more than half of Questar Gas natural gas supply is provided by cost-of-service reserves developed and produced by Wexpro. In 2012, Questar Gas purchased the remainder of its gas supply from multiple third parties under index-based or fixed-price contracts. Questar Gas has commitments to purchase gas for $29.5 million in 2013, $16.0 million in each of 2014 and 2015, $16.1 million in 2016, and $19.3 million in 2017 based on current prices. Generally, at the conclusion of the heating season and after a bid process, new agreements for the next heating season are put in place. Questar Gas bought natural gas under purchase agreements amounting to $104.1 million in 2012, $221.0 million in 2011 and $245.2 million in 2010.

In addition, Questar Gas stores gas during off-peak periods (typically during the summer) and withdraws gas from storage to meet peak gas demand (typically in the winter). The company has contracted for transportation and underground storage services with Questar Pipeline. Annual payments for these services amount to $73.0 million in 2013, $71.1 million in 2014 through 2016, and $44.5 million in 2017. Questar Gas has third-party transportation and gathering commitments requiring yearly payments of $27.9 million in 2013 through 2017.

Wexpro
Wexpro has a $0.7 million drilling rig contract commitment in 2013.

Leases
The lease on the Company's former headquarters building ended on April 30, 2012. Rental expense on this long-term operating lease amounted to $1.5 million in 2012, $3.2 million in 2011 and $3.4 million in 2010.

In June 2010, Questar entered into a lease agreement for a new headquarters building. The lease term is 17 years and commenced on May 1, 2012. Rental payments under the lease escalate at a rate of 3% per year during the lease term. The lease agreement does not include bargain renewal periods or material rent holidays and is not subject to contingent rent or other unusual provisions. Questar accounts for this lease as a capital lease. Other property, plant and equipment and other accumulated depreciation, depletion and amortization on the Consolidated Balance Sheets include $40.8 million and $1.9 million, respectively, under the capital lease as of December 31, 2012. No amounts were recorded at December 31, 2011. Amortization of the asset under the capital lease is included with depreciation, depletion and amortization in the Consolidated Statements of Income.

Future minimum lease payments for the five years following 2012 and the years thereafter are shown in the table below. Also shown is the present value of minimum lease payments at December 31, 2012, which is reflected in the Consolidated Balance Sheets as current and noncurrent capital lease obligations of $0.7 million and $39.3 million, respectively:

Years Ending December 31,
(in millions)
2013	$2.9
2014	3.3
2015	3.4
2016	3.5
2017	3.6
After 2017	48.5
Total minimum lease payments	65.2
Less: amount representing interest	(25.2)
Present value of minimum lease payments at December 31, 2012	$40.0

Note 9 - Wexpro Agreement

Wexpro's operations are subject to the terms of the Wexpro Agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas to receive certain benefits from Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. The Utah Division of Public Utilities and the staff of the PSCW are entitled to monitor the performance of the Company and Wexpro under the Wexpro Agreement and have retained two monitors, an independent certified public accountant and an independent petroleum engineer, to review the performance of the agreement. Major provisions of the agreement are as follows.

a. Wexpro conducts gas-development drilling on a finite group of productive gas properties, as defined in the agreement, and bears any costs of dry holes. Natural gas produced from successful drilling on these properties is delivered to Questar Gas. Wexpro is reimbursed for the costs of producing the natural gas plus a return on its investment in successful wells. The after-tax return allowed Wexpro is adjusted annually and is approximately 20.4%.

b. Wexpro operates certain natural gas properties for Questar Gas. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This after-tax rate of return is adjusted annually and is approximately 12.4%.

c. Wexpro conducts developmental-oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The after-tax rate of return is adjusted annually and is approximately 17.4%. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46% and Questar Gas retaining 54%. Questar Gas received oil-income sharing of $2.5 million in 2012, $3.3 million in 2011 and $1.1 million in 2010.

d. Crude oil production from certain oil-producing properties is sold at market prices with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. The after-tax rate of return on investments in these properties is adjusted annually and is approximately 12.4%. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

e. Amounts received by Questar Gas from the sharing of Wexpro's oil income are used to reduce natural gas costs to utility customers.

Wexpro's net investment base and the yearly average rate of return are shown in the table below:

	2012	2011	2010
Wexpro net investment base at December 31, (in millions)	$531.1	$474.4	$456.6
Average annual rate of return (after tax)	19.9%	20.0%	20.0%

Note 10 - Rate Regulation

The following table details regulatory assets and liabilities:

	December 31, 2012		December 31, 2011
	Current	Noncurrent	Current	Noncurrent
	(in millions)
Regulatory assets:
Questar Gas
Purchased-gas adjustment	$15.2	$—	$—	$—
DSM	11.0	—	24.2	—
Deferred production taxes	5.0	—	2.3	—
Deferred royalties	6.3	—	—	—
Cost of reacquired debt	—	5.3	—	5.9
Pipeline integrity costs	—	8.7	—	6.5
ARO cost-of-service gas wells	—	2.4	—	2.7
Other	3.5	—	—	—
Total Questar Gas regulatory assets	41.0	16.4	26.5	15.1
Questar Pipeline
Gas imbalance	4.4	—	2.8	—
Revenue sharing	1.3	—	2.4	—
Cost of reacquired debt	—	3.0	—	3.3
Income taxes recoverable from customers	—	0.9	—	1.2
Other	—	1.3	—	1.4
Total Questar Pipeline regulatory assets	5.7	5.2	5.2	5.9
Total regulatory assets	$46.7	$21.6	$31.7	$21.0

Regulatory liabilities:
Questar Gas
Purchased-gas adjustment	$—	$—	$10.8	$—
CET	4.2	—	3.2	—
Income taxes refundable to customers	—	0.5	—	0.7
Other	0.1	—	0.2	—
Total Questar Gas regulatory liabilities	4.3	0.5	14.2	0.7
Questar Pipeline
Gas imbalance	1.4	—	0.9	—
Revenue sharing	0.1	—	0.3	—
Postretirement medical	—	7.7	—	7.4
Total Questar Pipeline regulatory liabilities	1.5	7.7	1.2	7.4
Total regulatory liabilities	$5.8	$8.2	$15.4	$8.1

Questar Gas and Questar Pipeline record regulatory assets and liabilities. They recover the costs of assets but do not generally receive a return on these assets.

Following is a description of Questar Gas's regulatory assets and liabilities:

-	Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

-
The DSM program asset represents funds expended for promoting the conservation of natural gas through advertising, rebates for efficient homes and appliances, and home energy audits. These costs are deferred and recovered from customers through periodic rate adjustments.

-	Production taxes and royalties on cost-of-service gas production are recorded when the gas is produced and recovered from customers when taxes and royalties are paid, generally within 12 months.

-
Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 10 years as of December 31, 2012.

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

-	The CET liability represents actual revenues received that are in excess of the allowed revenues. These amounts are refunded through periodic rate adjustments.

-	Income taxes refundable to customers arise from adjustments to deferred taxes, refunded over the life of the related property, plant and equipment.

Following is a description of Questar Pipeline's regulatory assets and liabilities:

-	Regulatory assets and liabilities for gas imbalances, fuel over- or under-recovered and sharing interruptible revenues with customers.

-
Gains and losses on the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 8 years as of December 31, 2012.

-	Income taxes recoverable from customers arise from adjustments to deferred taxes, recovered over the life of the related property, plant and equipment.

-	A regulatory liability for the collection of postretirement medical costs allowed in rates in excess of actual charges.

Rate Changes
Questar Gas has an allowed return on equity of 10.35% in Utah. Questar Gas is required to file a general rate case in Utah by mid-2013. Questar Gas filed a general rate case in Wyoming in December 2011 and received an order in 2012, which increased rates by $0.6 million per year and authorized a return on equity of 9.16%.

Note 11 - Share-Based Compensation

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

Questar recognizes expense over time as the stock options, restricted shares, restricted stock units and performance shares vest. Total share-based compensation expense amounted to $9.9 million in 2012 compared to $10.1 million in 2011 and $15.4 million in 2010. Deferred share-based compensation, representing the unvested value of restricted share awards and restricted stock unit awards, amounted to $5.1 million at December 31, 2012, and $5.6 million at December 31, 2011. Deferred share-based compensation is included in common stock on the Consolidated Balance Sheets. Cash flow from income tax benefits in excess of recognized compensation expense amounted to $9.2 million in 2011 and $8.4 million in 2010. There were no cash flows recognized in excess of compensation expense in 2012. At December 31, 2012, there were 6,720,979 shares available for future grant.

The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model was intended for measuring the value of options traded on an exchange. No stock options were granted in 2012 or 2011.

The calculated fair value of options granted and major assumptions used in the model at the date of the 2010 grant are listed below:

2010
Stock Option Input Variables
Fair value of options at grant date	$13.10
Risk-free interest rate	2.30%
Expected price volatility	30.3%
Expected dividend yield	1.18%
Expected life in years	5.2

Unvested stock options decreased by 88,396 shares to 29,398 shares in 2012. No stock options were granted or forfeited in 2012. Stock-option transactions under the terms of the LTSIP are summarized for the year ended December 31, 2012, below:

	Options Outstanding	Exercise Price Range			Weighted-Average Exercise Price
Balance at December 31, 2011	1,773,635	$3.70	-	$17.35	$8.54
Exercised	(1,002,712)	3.70	-	13.10	6.38
Balance at December 31, 2012	770,923	$4.37	-	$17.35	$11.35

Options Outstanding						Options Exercisable		Unvested Options
Range of exercise prices			Number outstanding at Dec. 31, 2012	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2012	Weighted-average exercise price	Number unvested at Dec. 31, 2012	Weighted- average exercise price
$4.37	-	$7.84	150,750	1.4	$6.67	150,750	$6.67	—	$—
		11.40	304,174	3.2	11.40	304,174	11.40	—	—
13.10	-	17.35	315,999	3.5	13.54	286,601	13.58	29,398	13.10
			770,923	3.0	$11.35	741,525	$11.28	29,398	$13.10

As of December 31, 2012, the aggregate intrinsic value of outstanding and exercisable options was $6.5 million and $6.3 million, respectively.

Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period. Most restricted share grants vest in equal installments over a three- or four-year period from the grant date. The weighted-average remaining vesting period of unvested restricted shares at December 31, 2012, was 12 months. Transactions involving restricted shares under the terms of the LTSIP for the year ended December 31, 2012, are summarized below:

	Restricted Shares Outstanding	Price Range			Weighted- Average Price
Balance at December 31, 2011	771,550	$11.40	-	$17.97	$16.22
Granted	373,680	19.39	-	20.90	19.40
Distributed	(325,567)	11.40	-	19.39	16.03
Forfeited	(9,321)	13.10	-	19.39	17.76
Balance at December 31, 2012	810,342	$13.10	-	$20.90	$17.74

Restricted stock units granted typically vest in equal installments over a three-year period from the grant date. At December 31, 2012, Questar's outstanding restricted stock units totaled 71,439 with a weighted-average price of $15.50 per share and a weighted-average remaining vesting period of 6 months.

As a result of the Spinoff and bifurcation of share-based awards, restricted QEP shares and QEP stock options were granted to certain officers, employees and non-employee directors of Questar. The awards included 47,545 unvested restricted shares with a weighted-average price of $29.61 per share and 29,398 unvested stock options with a weighted-average price of $27.55 per share at December 31, 2012. Questar will recognize expense in future periods for these unvested share-based awards. In addition, certain QEP officers, employees and non-employee directors held 482,418 Questar stock options with a weighted-average exercise price of $11.37 per share and a weighted-average remaining life of 3.4 years and 77,645 Questar unvested restricted shares with a weighted-average price of $12.95 at December 31, 2012.

Questar grants performance shares to certain Company executive officers under the terms of the LTSIP. The awards are designed to motivate and reward these executives for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each executive officer is subject to adjustment upward or downward based on the Company's performance relative to a specified peer group of companies over a three-year performance period with respect to defined performance criteria. Each three-year performance period commences at the beginning of the year of grant. The actual performance shares awarded, if any, are distributed in the quarter following the conclusion of the performance period so long as such executive officer was employed by the Company or its affiliates as of the last day of the performance period.

The Company uses the Monte Carlo simulation method in estimating the fair value of performance shares. Fair value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The calculated fair value of performance shares granted and major assumptions used in the simulation at the date of grant are listed below. There were no performance shares granted prior to 2011.

	2012	2011
	Performance Share Input Variables
Fair value of performance shares at grant date	$25.42	$18.23
Risk-free interest rate	0.35%	1.32%
Expected price volatility	22.0%	31.3%
Expected dividend yield	3.35%	3.39%
Expected life in years	2.9	2.9

The grant-date fair value of performance shares is amortized to expense over the vesting period. Half of any award will be distributed in shares of Questar common stock and half in cash. Equity- and liability-based performance share compensation expense amounted to $1.8 million in 2012 and $0.6 million in 2011. The weighted-average remaining vesting period of unvested performance shares at December 31, 2012, was 18 months. Transactions involving performance shares under the terms of the LTSIP for the year ended December 31, 2012, are summarized below:

	Target Number of Performance Shares Outstanding	Grant-Date Fair Value Range			Weighted- Average Grant-Date Fair Value
Balance at December 31, 2011	128,021			$18.23	$18.23
Granted	136,846			25.42	25.42
Balance at December 31, 2012	264,867	$18.23	-	$25.42	$21.94

As of December 31, 2012, the total unrecognized compensation cost related to outstanding stock options, restricted shares, restricted stock units and performance shares was $8.3 million, which the Company expects to recognize over a weighted-average period of 12 months.

Questar issues stock options, restricted shares and performance shares to certain officers and employees of Questar Gas and Questar Pipeline under its LTSIP and recognizes expense over time as the stock options, restricted shares and performance shares vest. Questar Gas share-based compensation expense amounted to $1.2 million in 2012 compared with $1.1 million in 2011 and $1.4 million in 2010. Questar Pipeline share-based compensation expense amounted to $2.0 million in 2012 compared with $1.8 million in 2011 and $1.3 million in 2010.

The following table summarizes the stock options held under the LTSIP by Questar Gas and Questar Pipeline officers and employees at December 31, 2012:

Options Outstanding						Options Exercisable		Unvested Options
Range of exercise prices			Number outstanding at Dec. 31, 2012	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2012	Weighted-average exercise price	Number unvested at Dec. 31, 2012	Weighted- average exercise price
Questar Gas
$4.37	-	$13.10	28,750	2.2	$8.94	26,417	$8.57	2,333	$13.10
Questar Pipeline
$7.84	-	$13.10	161,266	2.6	$9.42	152,000	$9.19	9,266	$13.10

The following table summarizes the restricted shares held under the LTSIP by Questar Gas and Questar Pipeline officers and employees at December 31, 2012. The weighted-average remaining vesting period of unvested restricted shares at December 31, 2012, for Questar Gas and Questar Pipeline was 12 months.

	Restricted Shares Outstanding	Price Range			Weighted- Average Price
Questar Gas	105,303	$13.10	-	$19.39	$18.15
Questar Pipeline	174,362	$13.10	-	$19.56	$17.92

The following table summarizes the target number of performance shares held under the LTSIP by Questar Gas and Questar Pipeline executive officers at December 31, 2012. The weighted-average remaining vesting period of unvested performance shares at December 31, 2012, for Questar Gas and Questar Pipeline was 18 months.

	Target Number of Performance Shares Outstanding	Grant-Date Fair Value Range			Weighted- Average Grant-Date Fair Value
Questar Gas	22,838	$18.23	-	$25.42	$22.03
Questar Pipeline	48,119	$18.23	-	$25.42	$21.81

Note 12 - Employee Benefits

Defined Benefit Pension Plan and Other Postretirement Benefits
The Company has a noncontributory defined benefit pension plan and a life insurance plan covering a majority of its employees and a postretirement medical plan providing coverage to less than half of its employees. Employees hired or rehired after June 30, 2010 are not eligible for the noncontributory defined benefit pension plan and employees hired or rehired after December 31, 1996, are not eligible for the postretirement medical plan and are not eligible to receive basic life coverage once they retire.

Questar funds a trust for Employee Retirement Income Security Act (ERISA)-qualified pension and postretirement benefit obligations to pay benefits currently due and to build asset balances over a reasonable time period to pay future obligations. Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels mandated by ERISA and by the Internal Revenue Code. Subject to these limitations, the Company seeks to fund the qualified pension plan in amounts that are at a minimum equal to the yearly expense. The Company also has a nonqualified pension plan that covers a group of management employees in addition to the qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee, above the benefit limit defined by the IRS for the qualified plan. The nonqualified pension plan is unfunded; claims are paid from the Company's general funds. The Company commingles postretirement benefit plan assets with those of the ERISA-qualified pension plan as permitted by section 401(h) of the Internal Revenue Code.

The Company's Employee Benefits Committee (EBC) has oversight over investment of qualified pension and postretirement benefit plan assets. The EBC uses a third-party consultant to assist in setting targeted policy ranges for the allocation of assets among various investment categories. The EBC allocates qualified pension, postretirement medical and life plan assets among broad asset categories and reviews the asset allocation at least annually. Asset allocation decisions consider risk and return, future benefit requirements, participant growth and other expected cash flows. The EBC seeks investment returns consistent with reasonable and prudent levels of liquidity and risk.

The EBC uses asset-mix guidelines that include permissible ranges for each asset category, return objectives for each asset group and the desired level of diversification and liquidity. These guidelines change from time to time based on the EBC's ongoing evaluation of each plan's risk tolerance. The EBC estimates an expected overall long-term rate of return on assets by weighting expected returns of each asset class by its targeted asset allocation percentage. Expected return estimates are developed from analysis of past performance and forecasts of long-term return expectations by third-parties. The majority of qualified pension and postretirement benefit plan assets were invested as follows:

	Actual Allocation		Policy Range
	Year Ended December 31,
	2012	2011	2012			2011
Total domestic equity securities	34%	35%	35%	-	45%	35%	-	45%
Foreign equity securities
Developed market foreign equity securities	20%	20%
Emerging market foreign equity securities	5%	4%
Total foreign securities	25%	24%	25%	-	35%	25%	-	35%
Debt securities
Investment-grade intermediate-term debt	4%	5%
Investment-grade long-term debt	14%	17%
Below-investment-grade debt	10%	9%
Total debt securities	28%	31%	25%	-	35%	25%	-	35%
Inflation protection securities	9%	9%	—%	-	10%	—%	-	10%
Cash and short-term investments	4%	1%	—%	-	3%	—%	-	3%

At December 31, 2012, domestic equity assets were invested in a passive total stock market index fund that invests in a diversified portfolio of stocks representative of the whole U.S. stock market and an S&P 500 index fund. Developed market foreign equity assets were invested in funds that hold a diversified portfolio of common stocks of corporations in developed countries outside the United States. These investments are benchmarked against the Morgan Stanley Capital International Europe Australasia and Far East (MSCI EAFE) index. Emerging market foreign equity assets are invested in funds that hold a diversified portfolio of common stocks of corporations in emerging countries outside the United States and are benchmarked against the MSCI Emerging Markets index.

Investment-grade intermediate-term debt assets are invested in funds holding a diversified portfolio of debt of governments, corporations and mortgage borrowers with average maturities of 5 to 10 years and investment-grade credit ratings. The investments are benchmarked against the Barclays Capital Aggregate Bond index. Investment-grade long-term debt assets are invested in a diversified portfolio of debt of governments, corporations and mortgage borrowers with an average maturity of more than 10 years and investment-grade credit ratings. These assets are benchmarked against the Barclays Capital Government/Credit Bond index. Below-investment-grade debt assets are invested in a fund holding a diversified portfolio of debt securities of corporations with an average maturity up to 10 years with below-investment-grade credit ratings. This investment is benchmarked against the Merrill Lynch High Yield II Total Return Bond index.

To mitigate the impact of inflation, assets are allocated to inflation protection funds. These funds invest in indices that comprise the Dow Jones U.S. Select REIT, Dow Jones-UBS Commodity Total Return, S&P Global LargeMidCap Commodity and Resources, and Barclays Capital U.S. Treasury Inflation Protected Securities. Cash and short-term investments are held in a fund that purchases investment-grade short-term debt issued by governments and corporations.

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

Pension plan guidelines prohibit transactions between a fiduciary and parties-in-interest unless specifically provided for in ERISA. No restricted securities, such as letter stock or private placements, may be purchased for any investment fund. Questar securities may be considered for purchase at an investment manager's discretion, but within limitations prescribed by ERISA and other laws. There was no direct investment in Questar shares for the periods disclosed. Use of derivative securities by any investment managers is prohibited except where the EBC has given specific approval or where commingled funds are utilized that have previously adopted permitting guidelines.

Fair value accounting standards define fair value in applying GAAP as well as establish a framework for measuring fair value and for making disclosures about fair value measurements. The standards establish a fair value hierarchy with Levels 1, 2 and 3 ranging from the most observable to the least observable valuation inputs. Level 1 inputs are unadjusted quoted prices in active markets that the Company has the ability to access for identical assets or liabilities at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The following is a description of the valuation methodologies used at December 31, 2012 and 2011, to value pension and postretirement benefit plan assets. The Company's pension and postretirement benefit plan assets did not include any investments measured using Level 3 inputs at December 31, 2012 and 2011.

Corporate bonds and U.S. government securities: Corporate bonds and United States government corporation and agency securities are valued at the closing price reported on the markets on which the individual securities are traded, which in general are less active than the markets for common stocks and registered investment companies.

Registered investment companies: Registered investment companies, also known as mutual funds, are valued at the closing price reported on the active market on which the individual funds are traded.

Commingled funds and 103-12 investment entity: These investments are investment vehicles generally restricted to institutional investors and are valued using the net asset value (NAV) of the fund. The NAV is based on the value of the underlying assets owned by the fund excluding transaction costs, and minus liabilities. The underlying assets are valued at the closing prices reported on the markets on which they are traded. No assets that were valued using a NAV methodology were subject to significant redemption restrictions on their valuation dates.

The following tables set forth, by level within the fair value hierarchy, qualified pension and postretirement benefit plan assets at fair value as of December 31, 2012 and 2011:

	Investments at Fair Value
	December 31, 2012
	Level 1	Level 2	Total
	(in millions)
Corporate bonds	$—	$1.9	$1.9
U.S. government securities	—	2.0	2.0
Registered investment companies:
Fixed income funds	79.2	—	79.2
Inflation protection fund	25.5	—	25.5
Domestic equity fund	1.9	—	1.9
Commingled funds:
Cash equivalent funds	—	20.8	20.8
Domestic equity index fund	—	185.9	185.9
Foreign equity growth fund	—	37.3	37.3
Foreign equity index funds	—	60.1	60.1
Corporate debt funds	—	72.8	72.8
Inflation protection fund	—	24.5	24.5
Foreign equity growth 103-12 investment entity	—	36.5	36.5
Total	$106.6	$441.8	$548.4

	Investments at Fair Value
	December 31, 2011
	Level 1	Level 2	Total
	(in millions)
Corporate bonds	$—	$1.9	$1.9
U.S. government securities	—	3.1	3.1
Registered investment companies:
Fixed income funds	62.7	—	62.7
Inflation protection fund	19.5	—	19.5
Domestic equity fund	2.1	—	2.1
Commingled funds:
Cash equivalent funds	—	3.0	3.0
Domestic equity index fund	—	145.8	145.8
Foreign equity growth fund	—	28.2	28.2
Foreign equity index funds	—	43.0	43.0
Corporate debt funds	—	65.7	65.7
Inflation protection fund	—	18.7	18.7
Foreign equity growth 103-12 investment entity	—	30.2	30.2
Total	$84.3	$339.6	$423.9

Pension plan benefits are based on the employee's age at retirement, years of service and highest earnings during 72 consecutive semimonthly pay periods in the last 10 years of employment. Postretirement health-care and life insurance benefits are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health-care benefits determined by an employee's years of service and generally limited to 170% of the 1992 contribution for employees who retired after January 1, 1993. The Company amortized its transition obligation over a 20-year period that began in 1992 and ended in 2012.

The qualified pension projected benefit obligation was measured using the following assumptions at December 31:

	2012	2011
Discount rate	4.20%	4.80%
Rate of increase in compensation	5.50	5.50
Long-term return on assets	7.25	7.25

The nonqualified pension projected benefit obligation was measured using the following assumptions at December 31:

	2012	2011
Discount rate	2.40%	3.30%
Rate of increase in compensation	5.50	5.50

The postretirement benefit accumulated benefit obligation was measured using the following assumptions at December 31:

	2012			2011
Discount rate	4.00%			4.40%
Long-term return on assets	7.25			7.25
Health-care inflation rate	8.50			8.00
	decreasing to			decreasing to
	4.50%	by	2021	5.00%	by	2014

Questar does not expect any plan assets to be returned during 2013. The qualified and nonqualified pension plan accumulated benefit obligation totaled $623.4 million at December 31, 2012. Plan obligations and fair value of all plan assets are shown in the following table:

	Pension		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$646.9	$492.4	$88.7	$77.9
Service cost	13.2	9.3	0.7	0.5
Interest cost	31.1	28.5	3.8	4.2
Change in plan assumptions	69.0	122.3	7.3	14.7
Actuarial (gain) loss	18.2	13.2	(1.0)	(0.9)
Benefits paid	(18.1)	(18.8)	(5.1)	(7.7)
Benefit obligation at end of year	760.3	646.9	94.4	88.7

Change in plan assets
Fair value of plan assets at beginning of year	390.0	359.9	34.0	38.4
Actual gain (loss) on plan assets	59.3	2.5	4.6	(0.7)
Company contributions to the plan	79.6	46.4	4.1	4.0
Benefits paid	(18.1)	(18.8)	(5.1)	(7.7)
Fair value of plan assets at end of year	510.8	390.0	37.6	34.0
Underfunded status (current and long-term)	$(249.5)	$(256.9)	$(56.8)	$(54.7)

The projected 2013 qualified pension plan funding is $57.7 million. Estimated benefit-plan payments for the five years following 2012 and the subsequent five years aggregated are as follows:

	Pension	Postretirement Benefits
	Years Ending December 31,
	(in millions)
2013	$24.7	$4.9
2014	26.0	5.1
2015	33.0	5.2
2016	28.7	5.3
2017	29.0	5.4
2018 through 2022	183.5	28.3

The components of the pension and postretirement benefits expenses are as follows. The pension expense includes the costs of both qualified and nonqualified pension plans. The pension and postretirement benefits expenses for 2010 include eligible employees and retirees of both Questar and QEP.

	Pension			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(in millions)
Service cost	$13.2	$9.3	$9.3	$0.7	$0.5	$0.6
Interest cost	31.1	28.5	28.7	3.8	4.2	4.4
Expected return on plan assets	(31.8)	(26.0)	(24.4)	(2.3)	(2.6)	(2.4)
Prior-service and other costs	1.1	1.1	1.1	1.6	1.9	1.9
Recognized net actuarial loss	24.9	12.1	8.2	2.5	0.3	0.6
Curtailment charges	—	0.8	2.4	—	—	0.3
Accretion of regulatory liability	—	—	—	0.8	0.8	0.8
Periodic expense	$38.5	$25.8	$25.3	$7.1	$5.1	$6.2

Assumptions at January 1, used to calculate the qualified pension benefits expense for the years, were as follows:

	2012	2011	2010 - 2nd Half	2010 - 1st Half
Discount rate	4.80%	5.75%	5.75%	6.50%
Rate of increase in compensation	5.50	4.00	4.00	4.00
Long-term return on assets	7.25	7.25	7.25	7.25

Assumptions at January 1, used to calculate the nonqualified pension benefits expense for the years, were as follows:

	2012	2011	2010 - 2nd Half	2010 - 1st Half
Discount rate	3.30%	5.75%	5.75%	6.50%
Rate of increase in compensation	5.50	4.00	4.00	4.00

Assumptions at January 1, used to calculate the postretirement benefits expense for the years, were as follows:

	2012			2011			2010 - 2nd Half			2010 - 1st Half
Discount rate	4.40%			5.75%			5.75%			6.50%
Long-term return on assets	7.25			7.25			7.25			7.25
Health-care inflation rate	7.00			8.00			8.00			8.00
	decreasing to			decreasing to			decreasing to			decreasing to
	5.00%	by	2014	5.00%	by	2014	5.00%	by	2013	5.00%	by	2013

The 2013 estimated qualified and nonqualified pension expense is $35.6 million. In 2013, $27.5 million of estimated actuarial loss and $1.1 million of prior-service cost for the pension plan will be amortized from AOCI. The 2013 estimated postretirement benefits expense is $5.0 million excluding amortization of a regulatory liability. In 2013, $3.0 million of estimated actuarial loss for the postretirement benefit plans will be amortized from AOCI.

Service costs and interest costs are sensitive to changes in the health-care inflation rate. A 1% increase in the health-care inflation rate would cause a minimal increase in the yearly service and interest costs and would increase the accumulated postretirement benefit obligation by $0.9 million. A 1% decrease in the health-care inflation rate would cause a minimal decrease in the yearly service and interest costs and would decrease the postretirement accumulated benefit obligation by $0.8 million.

Questar Gas and Questar Pipeline participate in Questar's pension and other postretirement benefit plans. Questar Gas's and Questar Pipeline's pension plan and postretirement medical and life insurance assets and benefit obligations cannot be separately determined because plan assets are not segregated or restricted to meet the companies' pension and postretirement medical and life obligations. If the companies were to withdraw from the pension plan, the pension obligation for Questar Gas and Questar Pipeline employees would be retained by the pension plan.

Questar Gas contributes to the Questar pension plans in amounts equal to yearly expenses. Questar Gas's pension expense was $19.7 million in 2012, $13.4 million in 2011 and $15.4 million in 2010. Questar Gas's postretirement benefit expenses other than pensions were $3.3 million in 2012, $2.3 million in 2011 and $3.6 million in 2010.

Questar Pipeline contributes to the Questar pension plans in amounts equal to yearly expenses. Questar Pipeline's pension expense was $7.4 million in 2012, $5.0 million in 2011 and $4.1 million in 2010. Questar Pipeline's postretirement benefit expenses other than pensions were $1.2 million in 2012, $1.0 million in 2011 and $0.8 million in 2010.

Employee Investment Plan
The Employee Investment Plan (EIP) is a defined contribution pension plan that allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction at the current fair market value on the transaction date. The Company currently contributes an overall match of 100% of employees' pre-tax purchases up to a maximum of 6% of their qualifying earnings. To satisfy employee purchases of Questar stock, the EIP trustee may purchase Questar shares on the open market with cash received or Questar may issue new shares. The Company recognizes expense equal to its yearly matching contributions. Questar's expense amounted to $7.3 million in 2012, $7.0 million in 2011, and $5.9 million in 2010.

Questar Gas's EIP expense equaled its matching contribution of $3.6 million in 2012, $3.4 million in 2011 and $3.9 million in 2010. Questar Pipeline's EIP expense equaled its matching contribution of $1.4 million in 2012, $1.4 million in 2011 and $1.2 million in 2010.

Note 13 - Operations by Line of Business

Questar's three principal complementary lines of business include Questar Gas, which provides retail natural gas distribution in Utah, Wyoming and Idaho; Wexpro, which develops and produces natural gas for Questar Gas customers; and Questar Pipeline, which operates interstate natural gas pipelines and storage facilities. Line-of-business information is presented according to senior management's basis for evaluating performance and considering differences in the nature of products, services and regulation, among other factors. The following is a summary of continuing operations by line of business for the three years ended December 31, 2012:

	Questar Consol.	Interco. Trans.	Questar Gas	Wexpro	Questar Pipeline	Corp and Other
	(in millions)
2012
Revenues
From unaffiliated customers	$1,098.9	$—	$859.7	$36.1	$203.1	$—
From affiliated companies	—	(351.0)	2.5	274.1	74.4	—
Total Revenues	1,098.9	(351.0)	862.2	310.2	277.5	—
Operating Expenses
Cost of sales	192.3	(347.7)	533.3	—	6.7	—
Operating and maintenance	180.8	(0.2)	119.0	26.8	35.2	—
General and administrative	120.8	(0.6)	51.2	26.8	50.0	(6.6)
Retirement incentive	4.9	—	2.4	0.2	0.9	1.4
Production and other taxes	47.9	—	16.2	20.8	9.1	1.8
Depreciation, depletion and amortization	181.6	—	47.2	77.4	54.3	2.7
Other operating expenses	—	(2.5)	—	2.5	—	—
Total Operating Expenses	728.3	(351.0)	769.3	154.5	156.2	(0.7)
Net gain from asset sales	5.1	—	—	2.4	2.7	—
Operating Income	375.7	—	92.9	158.1	124.0	0.7
Interest and other income (expense)	7.0	(0.7)	5.5	2.8	0.6	(1.2)
Income from unconsolidated affiliate	3.7	—	—	—	3.7	—
Interest expense	(57.9)	0.7	(24.1)	—	(26.3)	(8.2)

Income taxes	(116.5)	—	(27.2)	(57.0)	(37.3)	5.0
Income (Loss) From Continuing Operations	$212.0	$—	$47.1	$103.9	$64.7	$(3.7)
Identifiable assets of continuing operations	$3,757.1	$—	$1,547.3	$836.1	$1,298.9	$74.8
Goodwill	9.8	—	5.6	—	4.2	—
Investment in unconsolidated affiliate	26.5	—	—	—	26.5	—
Cash capital expenditures	370.7	—	162.1	144.5	60.6	3.5
Accrued capital expenditures	366.3	—	161.2	145.5	58.6	1.0

2011
Revenues
From unaffiliated customers	$1,194.4	$—	$965.5	$31.5	$197.4	$—
From affiliated companies	—	(331.3)	3.3	253.6	74.4	—
Total Revenues	1,194.4	(331.3)	968.8	285.1	271.8	—
Operating Expenses
Cost of sales	321.5	(327.3)	645.7	—	3.1	—
Operating and maintenance	175.9	(0.2)	118.5	22.3	35.3	—
General and administrative	117.9	(0.5)	51.0	24.2	46.5	(3.3)
Production and other taxes	52.5	—	15.0	25.6	10.1	1.8
Depreciation, depletion and amortization	159.9	—	44.5	63.9	51.2	0.3
Other operating expenses	—	(3.3)	—	3.3	—	—
Total Operating Expenses	827.7	(331.3)	874.7	139.3	146.2	(1.2)
Net gain (loss) from asset sales	0.2	—	—	(0.1)	0.3	—
Operating Income	366.9	—	94.1	145.7	125.9	1.2
Interest and other income	10.4	(0.6)	5.4	4.2	0.9	0.5
Income from unconsolidated affiliate	3.8	—	—	—	3.8	—
Interest expense	(56.8)	0.6	(25.9)	—	(24.5)	(7.0)
Income taxes	(116.4)	—	(27.5)	(54.7)	(38.2)	4.0
Income (Loss) From Continuing Operations	$207.9	$—	$46.1	$95.2	$67.9	$(1.3)
Identifiable assets of continuing operations	$3,532.8	$—	$1,444.4	$768.2	$1,286.6	$33.6
Goodwill	9.8	—	5.6	—	4.2	—
Investment in unconsolidated affiliate	27.3	—	—	—	27.3	—
Cash capital expenditures	367.7	—	121.5	136.2	104.5	5.5
Accrued capital expenditures	373.9	—	127.7	144.3	93.8	8.1

2010
Revenues
From unaffiliated customers	$1,123.6	$—	$901.8	$24.6	$197.2	$—
From affiliated companies	—	(315.3)	1.1	240.2	74.0	—
Total Revenues	1,123.6	(315.3)	902.9	264.8	271.2	—
Operating Expenses
Cost of sales	280.9	(313.7)	592.2	—	2.4	—
Operating and maintenance	175.8	(0.2)	114.4	20.2	41.4	—
General and administrative	108.5	(0.3)	49.9	20.5	41.0	(2.6)
Separation costs	11.5	—	—	—	—	11.5
Production and other taxes	50.6	—	14.1	26.8	9.0	0.7
Depreciation, depletion and amortization	153.4	—	43.7	62.1	47.4	0.2

Other operating expenses	—	(1.1)	—	1.1	—	—
Total Operating Expenses	780.7	(315.3)	814.3	130.7	141.2	9.8
Net gain (loss) from asset sales	0.4	—	—	(0.4)	0.8	—
Operating Income (Loss)	343.3	—	88.6	133.7	130.8	(9.8)
Interest and other income	11.7	(0.8)	6.7	3.2	0.4	2.2
Income from unconsolidated affiliate	3.8	—	—	—	3.8	—
Interest expense	(57.1)	0.8	(26.2)	(0.3)	(28.8)	(2.6)
Income taxes	(109.4)	—	(25.2)	(48.5)	(38.8)	3.1
Income (Loss) From Continuing Operations	$192.3	$—	$43.9	$88.1	$67.4	$(7.1)
Identifiable assets of continuing operations	$3,373.6	$—	$1,406.8	$667.1	$1,246.9	$52.8
Goodwill	9.8	—	5.6	—	4.2	—
Investment in unconsolidated affiliate	27.9	—	—	—	27.9	—
Cash capital expenditures	320.3	—	108.6	90.6	121.0	0.1
Accrued capital expenditures	330.4	—	110.9	94.1	125.0	0.4

Note 14 - Related-Party Transactions

Questar Gas
In 2012, 2011 and 2010 Questar Gas provided technical and communication services to affiliates. In 2010 Questar Gas also provided administrative, accounting, legal, data-processing and regulatory support to affiliates. Questar Gas provided these services at its cost and charged $13.6 million in 2012, $14.0 million in 2011 and $25.9 million in 2010. The majority of these costs are allocated. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas has reserved transportation capacity on Questar Pipeline's system for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. Questar Gas periodically releases excess capacity and receives a credit from Questar Pipeline for the released capacity revenues and a portion of Questar Pipeline's interruptible transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $73.6 million in 2012, $73.7 million in 2011 and $73.5 million in 2010, which included demand charges. The costs of these services were included in cost of natural gas sold.

Under the terms of the Wexpro Agreement, Questar Gas receives a portion of Wexpro's income from oil operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $2.5 million in 2012, $3.3 million in 2011 and $1.1 million in 2010. The amounts that Questar Gas paid Wexpro for the operation of cost-of-service gas properties were $274.0 million in 2012, $253.4 million in 2011 and $240.0 million in 2010. Questar Gas reports these amounts in cost of natural gas sold.

Questar Gas had a lease with an affiliate for space in an office building located in Salt Lake City, Utah, which expired on April 30, 2012. Rent expense was $0.4 million in 2012, $1.1 million in 2011 and $2.5 million in 2010.

Questar charged Questar Gas for certain administrative functions amounting to $42.1 million in 2012, $46.9 million in 2011 and $13.2 million in 2010. These costs are included in operating expenses and are generally allocated based on each affiliated company's proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Gas borrowed cash from Questar and incurred interest expense of $0.6 million in 2012, $0.3 million in 2011 and $0.4 million in 2010.

Questar Pipeline
Questar Pipeline receives a substantial portion of its revenues from Questar Gas. Revenues received from Questar Gas were $74.0 million in 2012, $74.1 million in 2011 and $73.9 million in 2010.

In 2012, 2011 and 2010 Questar Gas provided technical and communication services to Questar Pipeline. In 2010 Questar Gas also provided administrative, accounting, legal, data-processing and regulatory support to Questar Pipeline. Questar Gas provided these services at its cost of $8.8 million in 2012, $9.6 million in 2011 and $20.2 million in 2010. The majority of these costs are allocated and included in operating expenses. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar charged Questar Pipeline for certain administrative functions amounting to $22.0 million in 2012, $22.2 million in 2011 and $7.0 million in 2010. These costs are included in operating expenses and are generally allocated based on each affiliate's proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Pipeline had a lease with an affiliate for space in an office building located in Salt Lake City, Utah, which expired on April 30, 2012. Rent expense was $0.3 million in 2012, $0.9 million in 2011 and $0.8 million in 2010.

Questar Pipeline loaned excess funds to Questar and earned interest income of $0.1 million in 2012 and 2011 and $0.3 million in 2010. Questar Pipeline borrowed cash from Questar and incurred interest expense of $0.1 million in 2011.

Note 15 - Discontinued Operations

QEP operations are reflected as discontinued operations in this Annual Report on Form 10-K and summarized below. There were no discontinued operations in 2012 or 2011.

Year Ended December 31,
2010
(in millions)
Revenues	$1,109.8
Operating income	270.5

Discontinued operations, net of income taxes of $86.3 million	148.2
Discontinued operations, noncontrolling interest	(1.3)
Total discontinued operations, net of income taxes	$146.9
Earnings Per Common Share Attributable To Questar
Basic from discontinued operations	$0.84
Diluted from discontinued operations	0.83

Note 16 - Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per-share amounts)
2012
Revenues	$425.7	$188.4	$141.8	$343.0	$1,098.9
Operating income	130.9	72.6	63.6	108.6	375.7
Net income attributable to Questar	75.2	39.2	33.8	63.8	212.0
Basic EPS attributable to Questar	$0.42	$0.22	$0.20	$0.36	$1.20
Diluted EPS attributable to Questar	0.42	0.22	0.19	0.36	1.19

2011
Revenues	$470.0	$222.9	$146.7	$354.8	$1,194.4
Operating income	122.8	73.7	63.8	106.6	366.9
Net income attributable to Questar	69.9	40.3	36.1	61.6	207.9
Basic EPS attributable to Questar	$0.40	$0.22	$0.21	$0.34	$1.17
Diluted EPS attributable to Questar	0.39	0.22	0.20	0.34	1.16

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

Capitalized Costs of Cost-of-Service Activities
Capitalized costs of cost-of-service gas and oil properties net of the related accumulated depreciation, depletion and amortization are shown below:

	December 31,
	2012	2011
	(in millions)
Wexpro	$780.4	$708.6
Questar Gas	7.8	8.5
Total capitalized costs of cost-of-service activities	$788.2	$717.1

Costs Incurred for Cost-of-Service Activities
Total development costs incurred by Wexpro for cost-of-service gas and oil-producing activities were $147.5 million in 2012, $149.1 million in 2011 and $87.0 million in 2010. The costs incurred to develop proved undeveloped reserves were $50.4 million in 2012, $69.7 million in 2011 and $8.5 million in 2010.

Results of Operations for Cost-of-Service Activities
Following are the results of operations for cost-of-service gas- and oil-producing activities, before corporate overhead and interest expenses:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Revenues
From unaffiliated customers	$36.1	$31.5	$24.6
From affiliated company(1)	274.1	253.6	240.2
Total revenues	310.2	285.1	264.8
Production costs	50.1	51.2	48.1
Depreciation, depletion and amortization	77.4	63.9	62.1
Total expenses	127.5	115.1	110.2
Revenues less expenses	182.7	170.0	154.6
Income taxes	(64.8)	(62.0)	(54.9)
Results of operations for cost-of-service gas- and oil-producing activities excluding corporate overhead and interest expenses	$117.9	$108.0	$99.7

(1) Primarily represents revenues received from Questar Gas pursuant to the Wexpro Agreement. Revenues include reimbursement of general and administrative expenses amounting to $26.5 million in 2012, $23.5 million in 2011 and $19.8 million in 2010.

Estimated Quantities of Cost-of-Service Proved Gas and Oil Reserves
Estimates of cost-of-service proved gas and oil reserves have been prepared in accordance with professional engineering standards and the Company's established internal controls. The estimates were prepared by Wexpro's reservoir engineers, individuals who possess professional qualifications and demonstrated competency in reserves estimation and evaluation. Because gas reserves managed, developed and produced by Wexpro are delivered to Questar Gas at cost-of-service, SEC guidelines with respect to standard economic assumptions are not applicable. The SEC acknowledges this potential circumstance and provides that companies may give appropriate recognition to differences arising because of the effect of the rate-making process. Accordingly, in cases where differences arise because of the effect of the rate-making process, Wexpro uses a minimum-producing rate or maximum well-life limit to determine the ultimate quantity of reserves attributable to each well.

Wexpro has limited proved undeveloped reserves to acreage in areas directly offsetting a proved developed well. The Company annually reviews all proved undeveloped reserves to ensure an appropriate plan for development exists. All proved undeveloped reserves are converted to proved developed reserves within five years of the proved undeveloped reserve booking. At December, 2012, all of the Company's proved undeveloped reserves were scheduled to be developed within five years from the date such locations were initially disclosed as proved undeveloped reserves. In 2012, Wexpro converted 15% of total 2011 year-end proved undeveloped reserves to developed status.

Revisions of prior estimates reflect the addition of new proved undeveloped reserves associated with current development plans, revisions to prior proved undeveloped reserves, revisions to infill drilling development plans, as well as the transfer of proved undeveloped reserves to unproved reserve categories due to changes in development plans during 2012 and 2011. Wexpro changed its development plans in 2012 due to success in increasing production, which resulted in a higher proportion of cost-of-service gas in Questar Gas's natural gas supply. Wexpro reduced the pace of development and therefore has revised downward proved undeveloped locations that are economic today but will not be drilled within five years of the initial recording date. The Company's year-end development plans are consistent with SEC guidelines for proved undeveloped reserve development within five years.

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

Wexpro's estimates of proved reserves were made by the Company's engineers and are the responsibility of management. The Company requires that reserve estimates be made by qualified reserves estimators (QREs), as defined by the Society of Petroleum Engineers' standards. The QREs interact with engineering, land and geoscience personnel to obtain the necessary data for projecting future production, costs, net revenues and ultimate recoverable reserves. Management approves the QREs' reserve estimates annually. All QREs receive ongoing education on the fundamentals of SEC reserves reporting through internal and external training over the policies for estimating and recording reserves in compliance with applicable SEC definitions and guidance.

Estimated quantities of cost-of-service proved gas and oil reserves are set forth below:

	Natural Gas	Oil and NGL	Natural Gas Equivalents
	(Bcf)	(Mbbl)	(Bcfe)
Proved Reserves
Balances at December 31, 2009	649.4	4,483	676.3
Revisions - previous estimates	(202.3)	(1,297)	(210.1)
Extensions and discoveries	341.5	2,107	354.2
Production	(50.2)	(437)	(52.9)
Balances at December 31, 2010	738.4	4,856	767.5
Revisions - previous estimates	(153.9)	(259)	(155.5)
Extensions and discoveries	224.7	1,214	232.0
Production	(50.5)	(467)	(53.3)
Balances at December 31, 2011	758.7	5,344	790.7
Revisions - previous estimates	(158.4)	(122)	(159.0)
Extensions and discoveries	154.4	1,612	164.0
Production	(57.5)	(665)	(61.5)
Balances at December 31, 2012	697.2	6,169	734.2

Proved Developed Reserves
Balances at December 31, 2009	477.1	3,070	495.5
Balances at December 31, 2010	463.8	3,138	482.6
Balances at December 31, 2011	491.2	4,420	517.7
Balances at December 31, 2012	523.9	4,967	553.7

Proved Undeveloped Reserves
Balances at December 31, 2009	172.3	1,413	180.8
Balances at December 31, 2010	274.6	1,718	284.9
Balances at December 31, 2011	267.5	924	273.0
Balances at December 31, 2012	173.3	1,202	180.5

Financial Statement Schedules:

QUESTAR CORPORATION
Schedule of Valuation and Qualifying Accounts

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2012
Allowance for bad debts	$3.2	$1.2	$(1.3)	$3.1
Year Ended December 31, 2011
Allowance for bad debts	3.2	2.4	(2.4)	3.2
Year Ended December 31, 2010
Allowance for bad debts	5.4	0.5	(2.7)	3.2

QUESTAR GAS COMPANY
Schedule of Valuation and Qualifying Accounts

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2012
Allowance for bad debts	$2.9	$1.1	$(1.2)	$2.8
Year Ended December 31, 2011
Allowance for bad debts	2.9	2.4	(2.4)	2.9
Year Ended December 31, 2010
Allowance for bad debts	5.1	0.5	(2.7)	2.9

QUESTAR PIPELINE COMPANY
Schedule of Valuation and Qualifying Accounts

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2012
Allowance for bad debts	$0.3	$0.1	$(0.1)	$0.3
Year Ended December 31, 2011
Allowance for bad debts	0.3	—	—	0.3
Year Ended December 31, 2010
Allowance for bad debts	0.3	—	—	0.3

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Questar, Questar Gas and Questar Pipeline have not changed their independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based on such evaluation, such officers have concluded that, as of December 31, 2012, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective.

Changes in Internal Controls
There were no changes in the Questar's, Questar Gas's and Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

Management's Assessment of Internal Control Over Financial Reporting
Questar's, Questar Gas's and Questar Pipeline's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Questar's, Questar Gas's and Questar Pipeline's management assessed the effectiveness of each company's internal control over financial reporting as of December 31, 2012. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework were used to make this assessment. We believe that Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting as of December 31, 2012, is effective based on those criteria.

The effectiveness of Questar's internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on the following page:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Questar Corporation

We have audited Questar Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Questar Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Questar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Questar Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 of Questar Corporation and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Salt Lake City, Utah
February 21, 2013

ITEM 9B.  OTHER INFORMATION.

There is no information to report in Item 9B.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information requested in Item 10 concerning Questar's directors is presented in the Company's definitive Proxy Statement under the section entitled "Election of Directors" and is incorporated herein by reference. A definitive Proxy Statement for Questar's 2013 annual meeting will be filed with the Securities and Exchange Commission on or about March 29, 2013.

Information about the Company's executive officers can be found in Item 1 of Part I of this Annual Report.

Information concerning compliance with Section 16(a) of the Exchange Act is presented in the definitive Proxy Statement for Questar's 2013 annual meeting under the section entitled "Section 16(a) Compliance" and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to Item 11 will be set forth under the caption "Compensation Discussion and Analysis" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information requested in Item 12 for certain beneficial owners is presented in Questar's definitive Proxy Statement for the Company's 2013 annual meeting under the section entitled "Security Ownership, Principal Holders" and is incorporated herein by reference. Similar information concerning the securities ownership of directors and executive officers is presented in the definitive Proxy Statement for the Company's 2013 annual meeting under the section entitled "Security Ownership, Directors and Executive Officers" and is incorporated herein by reference.

Finally, information concerning securities authorized for issuance under the Company's equity compensation plans as of December 31, 2012, is presented in the definitive Proxy Statement for the Company's 2013 Annual Meeting of Shareholders under the section entitled "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information requested in Item 13 for related transactions involving the Company's directors and executive officers is presented in the definitive Proxy Statement for Questar's 2013 Annual Meeting of Shareholders under the section entitled “Certain Relationships and Related-Person Transactions.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information requested in Item 14 for principal accountant fees and services for Questar is presented in the definitive Proxy Statement for Questar's 2013 Annual Meeting of Shareholders under the section entitled "Finance and Audit Committee Report" and is incorporated herein by reference. Questar's total accounting fees and services for 2012 were $1.0 million of which $0.4 million related to Questar Gas and $0.4 million related to Questar Pipeline.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) and (c) Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8 of this report.

(b) Exhibits. The following is a list of exhibits required to be filed as a part of this report in Item 15(b).

Exhibit No.	Description

EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS

Questar Corporation

3.1*	Amended and Restated Articles of Incorporation of Questar Corporation. (Exhibit No. 3.1 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

3.2*	Amended and Restated Bylaws of Questar Corporation (Exhibit No. 3.2 to Questar Corporation's Annual Report on Form 10-K for the period ended December 31, 2010).

Questar Gas Company

3.3*	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit No. 3.1 to Questar Gas's Current Report on Form 8-K filed May 14, 2012).

3.4*	Bylaws of Questar Gas Company (Exhibit 3.9 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 2007).

Questar Pipeline Company

3.5*	Amended and Restated Articles of Incorporation of Questar Pipeline Company (Exhibit No. 3.1 to Questar Pipeline Company's Current Report on Form 8-K filed on May 15, 2012).

3.6*	Bylaws of Questar Pipeline Company (Exhibit 3.2 to Questar Pipeline Company's Current Report on Form 8-K filed December 5, 2011).

EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Questar Corporation

4.1*	Amendment to Multi-Year Revolving Credit Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed September 7, 2011).

4.2*	Questar Dividend Reinvestment and Stock Purchase Plan (Exhibit No. 4.1 to Questar Corporation's Registration Statement on Form S-3 (Registration No. 333-175924) filed August 1, 2011).

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

Questar Gas Company

4.5*
Indenture dated as of May 1, 1992 between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01 of Questar Gas Company's Registration Statement on Form S-3/A (Registration No. 333-69210 filed September 10, 2001).

4.6*	Form of Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.1 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.7*	Form of Officers' Certificate, relating to Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.2 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.8*	Form of Questar Gas Company's 7.20% Notes due 2038 (Exhibit 4.3 and 4.4 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.9*
Indenture dated as of May 15, 2012 between Questar Gas Company and Wells Fargo Bank, National Association, as successor trustee (Exhibit 5.1 of the Questar Gas's Registration Statement on Form S-3 (Registration No. 333-69210) filed May 15, 2012).

4.10*	Amendment #1 to Registration Statement on Form S-3 (Exhibit 5.01 of Questar Corporation's Current Report on Form S-3A filed May 30, 2012).

4.11*	Form of Questar Gas Company's issue and sale of 2.98% Notes due 2024 and 3.28% Notes due 2027 (Exhibit 99.1 to Questar Gas Company's Current Report on Form 8-K filed November 07, 2012).

Questar Pipeline Company

4.12*
Indenture dated as of August 17, 1998 between Questar Pipeline Company and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01 of the Questar Pipeline Company's Registration Statement on Form S-3 (Registration No. 333-61621) filed August 17, 1998).

4.13*
Officers' Certificate, dated as of December 6, 2011, relating to Questar Pipeline Company's 4.875% Senior Notes due 2041 (including the form of notes) (Exhibit 4.1 to Questar Pipeline Company's Current Report on Form 8-K filed December 6, 2011).

4.14*
Form of Officers' Certificate dated as of September 15, 2009, relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 4.2 to Questar Pipeline Company's Current Report on Form 8-K/A filed September 29, 2009).

4.15*	Form of Note relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 4.1 to Questar Pipeline Company's Current Report on Form 8-K filed September 21, 2009).

4.16*
Form of Officers' Certificate, dated as of January 15, 2008, relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 99.4 to Questar Pipeline Company's Current Report on Form 8-K filed January 11, 2008).

4.17*	Form of Note relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 99.3 to Questar Pipeline Company's Current Report on Form 8-K filed January 11, 2008).

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

EXHIBIT 10 - MATERIAL CONTRACTS

Questar Corporation

10.1*
Stipulation and Agreement, dated October 14, 1981, among Questar Gas Company (f/k/a Mountain Fuel Supply Company); Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Originally filed as Exhibit 10(a) to Mountain Fuel Supply Company's Annual Report on Form 10-K for 1981 and re-filed as Exhibit 10.25 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2011).

10.2*[1]
Questar Corporation Annual Management Incentive Plan, as amended and restated effective January 1, 2010 (Exhibit 10.2 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2010).

10.3*[1]	Questar Corporation Form of Performance Share Award Agreement effective February 18, 2011 (Exhibit 99.1 to Questar Corporation's Current Report on Form 8-K filed February 25, 2011).

10.4*[1]	Questar Corporation Long-term Stock Incentive Plan. (Exhibit No. 10.4 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

10.5*[1]	First Amendment of Questar Corporation Long-term Stock Incentive Plan. (Exhibit 10.5 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

10.6*[1]
Questar Corporation Executive Severance Compensation Plan, as amended and restated effective October 26, 2010 (Exhibit No. 10.5 to Questar Corporation's Current Report on Form 8-K filed November 1, 2010).

10.7*[1]	First Amendment to Questar Corporation's Deferred Compensation Plan for Directors, effective June 12, 2010 (Exhibit 10.7 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.8*[1]	Questar Corporation's Deferred Compensation Plan for Directors, amended and restated effective January 1, 2005 (Exhibit 99.2 to Questar Corporation's Current Report on Form 8-K filed October 24, 2007)

10.9*[1]	Form of option agreement dated February 13, 2007 for options granted to certain key executives. (Exhibit No. 10.5 to Current Report on Form 8-K dated February 13, 2007)

10.10*[1]	Form of option agreement dated February 12, 2008, for options granted to a key executive (Exhibit 10.5 to Current Report on Form 8-K dated February 13, 2008)

10.11*[1]
Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005, adopted August 7, 2007 (Exhibit 10.7 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2007).

10.12*[1]
Form of Individual Indemnification Agreement between Questar Corporation and Directors (Originally filed as Exhibit No. 10.11 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 and re-filed as Exhibit 10.8 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2011).

10.13*[1]	Questar Corporation Deferred Compensation Wrap Plan, dated as of October 28, 2008 (Exhibit No. 10.24 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).

10.14*[1]	Amendment to Questar Corporation Stock Option Agreements with Mr. Keith O. Rattie (Exhibit No. 10.1 to Current Report on Form 8-K dated June 28, 2010)

10.15*[1]	First Amendment to Questar Corporation Deferred Compensation Wrap Plan, dated as of June 12, 2010 (Exhibit 10.14 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.16*[1]
Questar Corporation Long-Term Cash Incentive Plan, as amended and restated effective October 28, 2008 (Exhibit No. 10.14 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).

10.17*
Separation and Distribution Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit No. 2.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.18*[1]
Employee Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.19*	Tax Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.2 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.20*
Transition Services Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.3 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.21*
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

10.22*
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

10.23*[1]
Questar Corporation Form of Restricted Stock Units Agreement for restricted stock units granted to Mr. Keith O. Rattie. (Exhibit No. 10.2 to Questar Corporation's Current Report on Form 8-K filed June 28, 2010).

10.24*[1]	Questar Corporation Annual Management Incentive Plan II, as amended and restated on January 1, 2010 (Exhibit 10.24 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.25*[1]	First Amendment of Questar Corporation Annual Management Incentive Plan II, effective June 12, 2010 (Exhibit 10.25 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.26*[1]	Terms and Condition of Restricted Stock for shares granted to officers (Exhibit No. 99.2 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.27*[1]	Form of Restricted Stock Agreement dated February 10, 2009, for shares granted to non-employee directors (Exhibit No. 99.3 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.28*[1]	Form of Phantom Stock Agreement for shares granted to non-employee directors (Exhibit No. 99.4 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.29*[1]	Form of Incentive Stock Option Agreement (Exhibit No. 99.6 to Current Report on Form 8-K filed February 17, 2009).

10.30*
Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities and the Wyoming Office of Consumer Advocate enter into the Wexpro II Agreement (Item 1.01 to Questar Corporation's Current Report on Form 8-K filed September 18, 2012).

10.31*[1]	Form of Restricted Stock Unit Agreement dated February 12, 2013, for shares granted to executives (Exhibit No. 99.1 to Questar Corporation's Current Report on Form 8-K filed February 19, 2013).

10.32*[1]
Form of Restricted Stock Unit Agreement dated February 12, 2013, for shares granted to non-employee directors (Exhibit No. 99.2 to Questar Corporation's Current Report on Form 8-K filed February 19, 2013).

Questar Gas Company

10.33*
Stipulation and Agreement, dated October 14, 1981, among Questar Gas Company (f/k/a Mountain Fuel Supply Company); Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Originally filed as Exhibit 10(a) to Mountain Fuel Supply Company's Annual Report on Form 10-K for 1981 and re-filed as Exhibit 10.25 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2011).

10.34*
Gas Gathering Agreement between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Questar Pipeline Company effective September 1, 1993 (Exhibit No. 10.11 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.35*
Amendment to Gas Gathering Agreement between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Questar Gas Management Company effective September 1, 1997 (Exhibit No. 10.12 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.36*
Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities and the Wyoming Office of Consumer Advocate enter into the Wexpro II Agreement (Item 1.01 to Questar Gas Company's Current Report on Form 8-K filed September 18, 2012).

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1	Questar Corporation ratio of earnings to fixed charges.

Questar Gas Company
12.2	Questar Gas Company ratio of earnings to fixed charges.

Questar Pipeline Company

12.3	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 14 - CODE OF ETHICS

Questar Corporation

14.1	Business Ethics Policy.

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Questar Corporation
21.1	Questar Subsidiary Information.

EXHIBIT 23 - CONSENTS OF EXPERTS AND COUNSEL

Questar Corporation

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Qualifications and report of Reservoir Engineers and Geologists.

Questar Gas Company
23.3	Consent of Independent Registered Public Accounting Firm.

Questar Pipeline Company

23.4	Consent of Independent Registered Public Accounting Firm.

EXHIBIT 24 - POWER OF ATTORNEY

Questar Corporation

24.1	Power of Attorney.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

32.3	Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

32.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE

Questar Corporation

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.
[1] Each exhibit so marked is a management contract or compensation plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2013.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

By:	/s/Ronald W. Jibson
Ronald W. Jibson, Chairman, President and Chief Executive Officer (Principal Executive Officer) Questar and Questar Gas Chairman of the Board, Questar Pipeline

By:	/s/R. Allan Bradley
R. Allan Bradley President, Chief Executive Officer and Director (Principal Executive Officer) Questar Pipeline

By:	/s/Kevin W. Hadlock
Kevin W. Hadlock Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Questar, Questar Gas and Questar Pipeline Director, Questar Gas and Questar Pipeline

By:	/s/Craig C. Wagstaff
Craig C. Wagstaff Director, Questar Gas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Questar Corporation and in the capacities and on the date indicated.

*Teresa Beck	Director
*R. D. Cash	Director
*Laurence M. Downes	Director
*Gary G. Michael	Director
*Keith O. Rattie	Director
*Harris H. Simmons	Director
*Bruce A. Williamson	Director

February 21, 2013	*/s/Ronald W. Jibson
Ronald W. Jibson, Attorney in Fact

EXHIBIT INDEX

Exhibit No.	Description

EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS

Questar Corporation

3.1*	Amended and Restated Articles of Incorporation of Questar Corporation. (Exhibit No. 3.1 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

3.2*	Amended and Restated Bylaws of Questar Corporation (Exhibit No. 3.2 to Questar Corporation's Annual Report on Form 10-K for the period ended December 31, 2010).

Questar Gas Company

3.3*	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit No. 3.1 to Questar Gas's Current Report on Form 8-K filed May 14, 2012).

3.4*	Bylaws of Questar Gas Company (Exhibit 3.9 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 2007).

Questar Pipeline Company

3.5*	Amended and Restated Articles of Incorporation of Questar Pipeline Company (Exhibit No. 3.1 to Questar Pipeline Company's Current Report on Form 8-K filed on May 15, 2012).

3.6*	Bylaws of Questar Pipeline Company (Exhibit 3.2 to Questar Pipeline Company's Current Report on Form 8-K filed December 5, 2011).

EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Questar Corporation

4.1*	Amendment to Multi-Year Revolving Credit Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed September 7, 2011).

4.2*	Questar Dividend Reinvestment and Stock Purchase Plan (Exhibit No. 4.1 to Questar Corporation's Registration Statement on Form S-3 (Registration No. 333-175924) filed August 1, 2011).

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

Questar Gas Company

4.5*
Indenture dated as of May 1, 1992 between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01 of Questar Gas Company's Registration Statement on Form S-3/A (Registration No. 333-69210 filed September 10, 2001).

4.6*	Form of Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.1 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.7*	Form of Officers' Certificate, relating to Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.2 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.8*	Form of Questar Gas Company's 7.20% Notes due 2038 (Exhibit 4.3 and 4.4 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.9*
Indenture dated as of May 15, 2012 between Questar Gas Company and Wells Fargo Bank, National Association, as successor trustee (Exhibit 5.1 of the Questar Gas's Registration Statement on Form S-3 (Registration No. 333-69210) filed May 15, 2012).

4.10*	Amendment #1 to Registration Statement on Form S-3 (Exhibit 5.01 of Questar Corporation's Current Report on Form S-3A filed May 30, 2012).

4.11*	Form of Questar Gas Company's issue and sale of 2.98% Notes due 2024 and 3.28% Notes due 2027 (Exhibit 99.1 to Questar Gas Company's Current Report on Form 8-K filed November 07, 2012).

Questar Pipeline Company

4.12*
Indenture dated as of August 17, 1998 between Questar Pipeline Company and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01 of the Questar Pipeline Company's Registration Statement on Form S-3 (Registration No. 333-61621) filed August 17, 1998).

4.13*
Officers' Certificate, dated as of December 6, 2011, relating to Questar Pipeline Company's 4.875% Senior Notes due 2041 (including the form of notes) (Exhibit 4.1 to Questar Pipeline Company's Current Report on Form 8-K filed December 6, 2011).

4.14*
Form of Officers' Certificate dated as of September 15, 2009, relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 4.2 to Questar Pipeline Company's Current Report on Form 8-K/A filed September 29, 2009).

4.15*	Form of Note relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 4.1 to Questar Pipeline Company's Current Report on Form 8-K filed September 21, 2009).

4.16*
Form of Officers' Certificate, dated as of January 15, 2008, relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 99.4 to Questar Pipeline Company's Current Report on Form 8-K filed January 11, 2008).

4.17*	Form of Note relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 99.3 to Questar Pipeline Company's Current Report on Form 8-K filed January 11, 2008).

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

EXHIBIT 10 - MATERIAL CONTRACTS

Questar Corporation

10.1*
Stipulation and Agreement, dated October 14, 1981, among Questar Gas Company (f/k/a Mountain Fuel Supply Company); Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Originally filed as Exhibit 10(a) to Mountain Fuel Supply Company's Annual Report on Form 10-K for 1981 and re-filed as Exhibit 10.25 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2011).

10.2*[1]
Questar Corporation Annual Management Incentive Plan, as amended and restated effective January 1, 2010 (Exhibit 10.2 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2010).

10.3*[1]	Questar Corporation Form of Performance Share Award Agreement effective February 18, 2011 (Exhibit 99.1 to Questar Corporation's Current Report on Form 8-K filed February 25, 2011).

10.4*[1]	Questar Corporation Long-term Stock Incentive Plan. (Exhibit No. 10.4 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

10.5*[1]	First Amendment of Questar Corporation Long-term Stock Incentive Plan. (Exhibit 10.5 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

10.6*[1]
Questar Corporation Executive Severance Compensation Plan, as amended and restated effective October 26, 2010 (Exhibit No. 10.5 to Questar Corporation's Current Report on Form 8-K filed November 1, 2010).

10.7*[1]	First Amendment to Questar Corporation's Deferred Compensation Plan for Directors, effective June 12, 2010 (Exhibit 10.7 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.8*[1]	Questar Corporation's Deferred Compensation Plan for Directors, amended and restated effective January 1, 2005 (Exhibit 99.2 to Questar Corporation's Current Report on Form 8-K filed October 24, 2007)

10.9*[1]	Form of option agreement dated February 13, 2007 for options granted to certain key executives. (Exhibit No. 10.5 to Current Report on Form 8-K dated February 13, 2007)

10.10*[1]	Form of option agreement dated February 12, 2008, for options granted to a key executive (Exhibit 10.5 to Current Report on Form 8-K dated February 13, 2008)

10.11*[1]
Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005, adopted August 7, 2007 (Exhibit 10.7 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2007).

10.12*[1]
Form of Individual Indemnification Agreement between Questar Corporation and Directors (Originally filed as Exhibit No. 10.11 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 and re-filed as Exhibit 10.8 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2011).

10.13*[1]	Questar Corporation Deferred Compensation Wrap Plan, dated as of October 28, 2008 (Exhibit No. 10.24 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).

10.14*[1]	Amendment to Questar Corporation Stock Option Agreements with Mr. Keith O. Rattie (Exhibit No. 10.1 to Current Report on Form 8-K dated June 28, 2010)

10.15*[1]	First Amendment to Questar Corporation Deferred Compensation Wrap Plan, dated as of June 12, 2010 (Exhibit 10.14 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.16*[1]
Questar Corporation Long-Term Cash Incentive Plan, as amended and restated effective October 28, 2008 (Exhibit No. 10.14 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).

10.17*
Separation and Distribution Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit No. 2.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.18*[1]
Employee Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.19*	Tax Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.2 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.20*
Transition Services Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.3 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.21*
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

10.22*
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

10.23*[1]
Questar Corporation Form of Restricted Stock Units Agreement for restricted stock units granted to Mr. Keith O. Rattie. (Exhibit No. 10.2 to Questar Corporation's Current Report on Form 8-K filed June 28, 2010).

10.24*[1]	Questar Corporation Annual Management Incentive Plan II, as amended and restated on January 1, 2010 (Exhibit 10.24 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.25*[1]	First Amendment of Questar Corporation Annual Management Incentive Plan II, effective June 12, 2010 (Exhibit 10.25 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.26*[1]	Terms and Condition of Restricted Stock for shares granted to officers (Exhibit No. 99.2 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.27*[1]	Form of Restricted Stock Agreement dated February 10, 2009, for shares granted to non-employee directors (Exhibit No. 99.3 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.28*[1]	Form of Phantom Stock Agreement for shares granted to non-employee directors (Exhibit No. 99.4 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.29*[1]	Form of Incentive Stock Option Agreement (Exhibit No. 99.6 to Current Report on Form 8-K filed February 17, 2009).

10.30*
Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities and the Wyoming Office of Consumer Advocate enter into the Wexpro II Agreement (Item 1.01 to Questar Corporation's Current Report on Form 8-K filed September 18, 2012).

10.31*[1]	Form of Restricted Stock Unit Agreement dated February 12, 2013, for shares granted to executives (Exhibit No. 99.1 to Questar Corporation's Current Report on Form 8-K filed February 19, 2013).

10.32*[1]
Form of Restricted Stock Unit Agreement dated February 12, 2013, for shares granted to non-employee directors (Exhibit No. 99.2 to Questar Corporation's Current Report on Form 8-K filed February 19, 2013).

Questar Gas Company

10.33*
Stipulation and Agreement, dated October 14, 1981, among Questar Gas Company (f/k/a Mountain Fuel Supply Company); Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Originally filed as Exhibit 10(a) to Mountain Fuel Supply Company's Annual Report on Form 10-K for 1981 and re-filed as Exhibit 10.25 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2011).

10.34*
Gas Gathering Agreement between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Questar Pipeline Company effective September 1, 1993 (Exhibit No. 10.11 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.35*
Amendment to Gas Gathering Agreement between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Questar Gas Management Company effective September 1, 1997 (Exhibit No. 10.12 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.36*
Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities and the Wyoming Office of Consumer Advocate enter into the Wexpro II Agreement (Item 1.01 to Questar Gas Company's Current Report on Form 8-K filed September 18, 2012).

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1	Questar Corporation ratio of earnings to fixed charges.

Questar Gas Company
12.2	Questar Gas Company ratio of earnings to fixed charges.

Questar Pipeline Company

12.3	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 14 - CODE OF ETHICS

Questar Corporation

14.1	Business Ethics Policy.

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Questar Corporation
21.1	Questar Subsidiary Information.

EXHIBIT 23 - CONSENTS OF EXPERTS AND COUNSEL

Questar Corporation

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Qualifications and report of Reservoir Engineers and Geologists.

Questar Gas Company
23.3	Consent of Independent Registered Public Accounting Firm.

Questar Pipeline Company

23.4	Consent of Independent Registered Public Accounting Firm.

EXHIBIT 24 - POWER OF ATTORNEY

Questar Corporation

24.1	Power of Attorney.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

32.3	Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

32.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE

Questar Corporation

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.
[1] Each exhibit so marked is a management contract or compensation plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.