Form 10-Q
period 2013-03-31
QUESTAR GAS CO; QUESTAR CORP; QUESTAR PIPELINE CO
filed 2013-05-01
CIK 68589, 751652, 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___ to ___

(Exact name of registrant as specified in its charter)	(State or other jurisdiction of incorporation or organization)	Commission File Number:	(I.R.S. Employer Identification No.)
Questar Corporation	Utah	001-08796	87-0407509
Questar Gas Company	Utah	333-69210	87-0155877
Questar Pipeline Company	Utah	000-14147	87-0307414
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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of March 31, 2013.

Questar Corporation	without par value	175,053,942
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

FILING FORMAT
This Quarterly Report on Form 10-Q is a combined report being filed by three separate registrants: Questar Corporation (Questar), Questar Gas Company and Questar Pipeline Company. Questar Gas Company and Questar Pipeline Company are wholly-owned subsidiaries of Questar Corporation. Separate financial statements for Wexpro Company have not been included since Wexpro is not a registrant. See Note 9 to the accompanying financial statements for a summary of operations by line of business. Information contained herein related to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

Item 1 of Part I of this Quarterly Report on Form 10-Q includes separate financial statements (i.e. statements of income, statements of comprehensive income, balance sheets and statements of cash flows, as applicable) for Questar Corporation, Questar Gas Company and Questar Pipeline Company. The notes accompanying the financial statements are presented on a combined basis for all three registrants. Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 2 of Part I is presented by line of business.

Questar 2013 Form 10-Q	2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$418.3	$366.0	$912.0	$917.6
Wexpro	10.3	9.2	37.2	32.9
Questar Pipeline	48.3	50.5	200.9	199.6
Total Revenues	476.9	425.7	1,150.1	1,150.1

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	199.7	152.7	239.3	264.3
Operating and maintenance	48.2	56.7	172.3	181.2
General and administrative	33.8	29.1	125.5	114.0
Retirement incentive	—	—	4.9	—
Production and other taxes	15.3	14.3	48.9	53.2
Depreciation, depletion and amortization	48.5	44.2	185.9	164.7
Total Operating Expenses	345.5	297.0	776.8	777.4
Net gain from asset sales	—	2.2	2.9	2.3
OPERATING INCOME	131.4	130.9	376.2	375.0
Interest and other income	3.0	1.4	8.6	8.9
Income from unconsolidated affiliate	0.9	0.9	3.7	3.8
Interest expense	(14.5)	(14.7)	(57.7)	(55.5)
INCOME BEFORE INCOME TAXES	120.8	118.5	330.8	332.2
Income taxes	(47.9)	(43.3)	(121.1)	(119.0)
NET INCOME	$72.9	$75.2	$209.7	$213.2

Earnings Per Common Share
Basic	$0.42	$0.42	$1.20	$1.19
Diluted	0.41	0.42	1.19	1.19
Weighted-average common shares outstanding
Used in basic calculation	175.3	178.2	175.6	177.8
Used in diluted calculation	176.1	179.3	176.5	179.1
Dividends per common share	$0.17	$0.1625	$0.6725	$0.63

See notes accompanying the financial statements

Questar 2013 Form 10-Q	3

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Net income	$72.9	$75.2	$209.7	$213.2
Other comprehensive income (loss):
Pension and other postretirement benefits	—	—	(33.0)	(159.9)
Interest rate cash flow hedges	0.2	0.1	0.5	(37.1)
Change in fair value of long-term investment	—	—	0.1	—
Income taxes	(0.1)	(0.1)	12.3	74.9
Net other comprehensive income (loss)	0.1	—	(20.1)	(122.1)
COMPREHENSIVE INCOME	$73.0	$75.2	$189.6	$91.1

See notes accompanying the financial statements

Questar 2013 Form 10-Q	4

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Mar. 31, 2013	Mar. 31, 2012	Dec. 31, 2012
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$7.2	$8.1	$16.8
Accounts receivable, net	141.2	129.8	114.3
Unbilled gas accounts receivable	50.5	42.7	78.3
Gas stored underground	9.8	13.0	39.0
Materials and supplies	30.0	31.9	24.5
Current regulatory assets	31.3	26.1	46.7
Prepaid expenses and other	6.8	6.4	13.1
Deferred income taxes - current	17.2	16.2	13.0
Total Current Assets	294.0	274.2	345.7
Property, Plant and Equipment	5,399.4	5,101.7	5,333.3
Accumulated depreciation, depletion and amortization	(2,059.1)	(1,926.6)	(2,016.3)
Net Property, Plant and Equipment	3,340.3	3,175.1	3,317.0
Investment in unconsolidated affiliate	26.1	27.0	26.5
Noncurrent regulatory assets	20.4	20.1	21.6
Other noncurrent assets	47.8	43.4	46.3
TOTAL ASSETS	$3,728.6	$3,539.8	$3,757.1

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$202.0	$129.0	$263.0
Accounts payable and accrued expenses	222.8	180.4	235.2
Current regulatory liabilities	36.8	62.4	5.8
Current portion of long-term debt and capital lease obligation	2.8	132.4	42.7
Total Current Liabilities	464.4	504.2	546.7
Long-term debt and capital lease obligation, less current portion	1,137.6	992.2	1,138.2
Deferred income taxes	633.1	540.0	603.4
Asset retirement obligations	61.2	64.1	67.2
Defined benefit pension plan and other postretirement benefits	279.2	290.4	303.7
Customer contributions in aid of construction	23.8	26.2	22.9
Regulatory and other noncurrent liabilities	48.1	41.7	39.4

COMMON SHAREHOLDERS' EQUITY
Common stock	444.8	516.0	442.4
Retained earnings	882.6	791.1	839.5
Accumulated other comprehensive (loss)	(246.2)	(226.1)	(246.3)
Total Common Shareholders' Equity	1,081.2	1,081.0	1,035.6
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$3,728.6	$3,539.8	$3,757.1
See notes accompanying the financial statements

Questar 2013 Form 10-Q	5

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended March 31,
	2013	2012
	(in millions)
OPERATING ACTIVITIES
Net income	$72.9	$75.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	50.2	46.3
Deferred income taxes	25.4	39.6
Share-based compensation	3.1	2.7
Net (gain) from asset sales	—	(2.2)
(Income) from unconsolidated affiliate	(0.9)	(0.9)
Distributions from unconsolidated affiliate and other	1.5	1.3
Changes in operating assets and liabilities	53.8	58.7
NET CASH PROVIDED BY OPERATING ACTIVITIES	206.0	220.7

INVESTING ACTIVITIES
Property, plant and equipment	(84.0)	(104.2)
Cash used in disposition of assets	(0.5)	(0.7)
Proceeds from disposition of assets	0.1	—
NET CASH USED IN INVESTING ACTIVITIES	(84.4)	(104.9)

FINANCING ACTIVITIES
Common stock issued	1.8	2.8
Common stock repurchased	(3.5)	(6.6)
Change in short-term debt	(61.0)	(90.0)
Long-term debt and capital lease obligation repaid	(40.1)	—
Dividends paid	(29.8)	(29.0)
Tax benefits from share-based compensation	1.4	3.5
NET CASH USED IN FINANCING ACTIVITIES	(131.2)	(119.3)
Change in cash and cash equivalents	(9.6)	(3.5)
Beginning cash and cash equivalents	16.8	11.6
Ending cash and cash equivalents	$7.2	$8.1

Supplemental Disclosure of Noncash Investing and Financing Transaction:
During the first quarter of 2012, Questar incurred a capital lease obligation of $40.8 million in connection with a lease agreement on a new headquarters building.

See notes accompanying the financial statements

Questar 2013 Form 10-Q	6

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
REVENUES
From unaffiliated customers	$418.3	$366.0	$912.0	$917.6
From affiliated company	0.3	0.8	2.0	3.3
Total Revenues	418.6	366.8	914.0	920.9

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	290.6	236.2	587.7	593.2
Operating and maintenance	33.7	40.9	111.8	122.0
General and administrative	12.7	11.7	52.2	48.1
Retirement incentive	—	—	2.4	—
Depreciation and amortization	12.1	11.8	47.5	45.4
Other taxes	5.2	4.4	17.0	15.1
Total Operating Expenses	354.3	305.0	818.6	823.8
OPERATING INCOME	64.3	61.8	95.4	97.1
Interest and other income	1.2	1.2	5.5	5.0
Interest expense	(5.8)	(6.8)	(23.1)	(26.1)
INCOME BEFORE INCOME TAXES	59.7	56.2	77.8	76.0
Income taxes	(22.7)	(21.3)	(28.6)	(28.4)
NET INCOME	$37.0	$34.9	$49.2	$47.6

See notes accompanying the financial statements

Questar 2013 Form 10-Q	7

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	Mar. 31, 2013	Mar. 31, 2012	Dec. 31, 2012
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$2.8	$4.5	$1.4
Accounts receivable, net	103.7	86.1	67.0
Unbilled gas accounts receivable	50.4	42.6	78.2
Accounts receivable from affiliates	32.8	11.6	31.8
Gas stored underground	9.6	12.9	38.3
Materials and supplies	14.4	13.9	13.5
Current regulatory assets	26.1	20.8	41.0
Prepaid expenses and other	2.2	1.8	3.2
Deferred income taxes - current	5.7	5.6	1.5
Total Current Assets	247.7	199.8	275.9
Property, Plant and Equipment	2,062.8	1,958.5	2,040.9
Accumulated depreciation and amortization	(772.1)	(760.0)	(762.8)
Net Property, Plant and Equipment	1,290.7	1,198.5	1,278.1
Noncurrent regulatory assets	15.7	14.7	16.4
Goodwill	5.6	5.6	5.6
Other noncurrent assets	3.1	2.4	3.1
TOTAL ASSETS	$1,562.8	$1,421.0	$1,579.1

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Notes payable to Questar	$132.3	$66.4	$166.1
Accounts payable and accrued expenses	109.9	105.6	105.0
Accounts payable to affiliates	51.1	45.4	50.9
Customer advances	7.2	6.7	30.2
Current regulatory liabilities	35.6	60.9	4.3
Current portion of long-term debt	2.0	131.5	42.0
Total Current Liabilities	338.1	416.5	398.5
Long-term debt, less current portion	384.5	236.5	384.5
Deferred income taxes	316.5	257.8	301.6
Customer contributions in aid of construction	23.8	26.2	22.9
Regulatory and other noncurrent liabilities	3.8	4.7	4.0

COMMON SHAREHOLDER'S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	172.9	171.7	172.5
Retained earnings	300.2	284.6	272.1
Total Common Shareholder's Equity	496.1	479.3	467.6
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,562.8	$1,421.0	$1,579.1
See notes accompanying the financial statements

Questar 2013 Form 10-Q	8

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended March 31,
	2013	2012
	(in millions)
OPERATING ACTIVITIES
Net income	$37.0	$34.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.4	13.0
Deferred income taxes	10.7	(2.0)
Share-based compensation	0.4	0.3
Changes in operating assets and liabilities	44.0	83.3
NET CASH PROVIDED BY OPERATING ACTIVITIES	105.5	129.5

INVESTING ACTIVITIES
Property, plant and equipment	(31.7)	(44.8)
Cash used in disposition of assets	(0.4)	(0.6)
Affiliated-company property, plant and equipment transfers	10.7	—
NET CASH USED IN INVESTING ACTIVITIES	(21.4)	(45.4)

FINANCING ACTIVITIES
Change in notes payable to Questar	(33.8)	(76.3)
Long-term debt repaid	(40.0)	—
Dividends paid	(8.9)	(8.3)
NET CASH USED IN FINANCING ACTIVITIES	(82.7)	(84.6)
Change in cash and cash equivalents	1.4	(0.5)
Beginning cash and cash equivalents	1.4	5.0
Ending cash and cash equivalents	$2.8	$4.5

See notes accompanying the financial statements

Questar 2013 Form 10-Q	9

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
REVENUES
From unaffiliated customers	$48.3	$50.5	$200.9	$199.6
From affiliated companies	19.5	18.5	75.4	74.3
Total Revenues	67.8	69.0	276.3	273.9

OPERATING EXPENSES
Operating and maintenance	7.4	8.6	34.0	35.3
General and administrative	12.4	12.1	50.3	45.5
Retirement incentive	—	—	0.9	—
Depreciation and amortization	14.1	13.5	54.9	52.4
Other taxes	2.5	2.5	9.1	9.5
Cost of sales (excluding operating expenses shown separately)	1.2	0.5	7.4	3.0
Total Operating Expenses	37.6	37.2	156.6	145.7
Net gain from asset sales	—	—	2.7	0.2
OPERATING INCOME	30.2	31.8	122.4	128.4
Interest and other income	0.3	—	0.9	—
Income from unconsolidated affiliate	0.9	0.9	3.7	3.8
Interest expense	(6.5)	(6.6)	(26.2)	(24.0)
INCOME BEFORE INCOME TAXES	24.9	26.1	100.8	108.2
Income taxes	(9.1)	(9.5)	(36.9)	(39.0)
NET INCOME	$15.8	$16.6	$63.9	$69.2

See notes accompanying the financial statements

Questar 2013 Form 10-Q	10

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Net income	$15.8	$16.6	$63.9	$69.2
Other comprehensive income (loss):
Interest rate cash flow hedges	0.2	0.1	0.5	(37.1)
Income taxes	(0.1)	(0.1)	(0.2)	13.7
Net other comprehensive income (loss)	0.1	—	0.3	(23.4)
COMPREHENSIVE INCOME	$15.9	$16.6	$64.2	$45.8

See notes accompanying the financial statements

Questar 2013 Form 10-Q	11

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Mar. 31, 2013	Mar. 31, 2012	Dec. 31, 2012
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$5.4	$4.6	$7.1
Notes receivable from Questar	33.1	14.5	38.7
Accounts receivable, net	18.6	19.3	19.1
Accounts receivable from affiliates	34.0	23.8	27.5
Materials and supplies	10.9	8.9	7.2
Current regulatory assets	5.2	5.3	5.7
Prepaid expenses and other	3.3	3.1	7.7
Deferred income taxes - current	1.6	1.8	1.6
Total Current Assets	112.1	81.3	114.6
Property, Plant and Equipment	1,852.7	1,797.6	1,840.1
Accumulated depreciation and amortization	(642.7)	(599.6)	(629.3)
Net Property, Plant and Equipment	1,210.0	1,198.0	1,210.8
Investment in unconsolidated affiliate	26.1	27.0	26.5
Goodwill	4.2	4.2	4.2
Regulatory and other noncurrent assets	8.7	9.5	9.0
TOTAL ASSETS	$1,361.1	$1,320.0	$1,365.1

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$31.5	$28.0	$25.7
Accounts payable to affiliates	3.4	4.0	16.9
Current regulatory liabilities	1.2	1.5	1.5
Total Current Liabilities	36.1	33.5	44.1
Long-term debt	458.9	458.9	458.9
Deferred income taxes	245.8	210.6	242.5
Regulatory and other noncurrent liabilities	14.0	13.5	13.8

COMMON SHAREHOLDER'S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	348.1	346.2	347.5
Retained earnings	274.7	274.1	274.9
Accumulated other comprehensive (loss)	(23.1)	(23.4)	(23.2)
Total Common Shareholder's Equity	606.3	603.5	605.8
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,361.1	$1,320.0	$1,365.1

See notes accompanying the financial statements

Questar 2013 Form 10-Q	12

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended March 31,
	2013	2012
	(in millions)
OPERATING ACTIVITIES
Net income	$15.8	$16.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.7	14.0
Deferred income taxes	3.2	9.1
Share-based compensation	0.7	0.6
(Income) from unconsolidated affiliate	(0.9)	(0.9)
Distributions from unconsolidated affiliate and other	1.5	1.3
Changes in operating assets and liabilities	(1.4)	(5.9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	33.6	34.8

INVESTING ACTIVITIES
Property, plant and equipment	(14.1)	(12.1)
Cash used in disposition of assets	(0.1)	(0.1)
Affiliated-company property, plant and equipment transfers	(10.7)	—
NET CASH USED IN INVESTING ACTIVITIES	(24.9)	(12.2)

FINANCING ACTIVITIES
Change in notes receivable from Questar	5.6	(5.7)
Dividends paid	(16.0)	(15.7)
NET CASH USED IN FINANCING ACTIVITIES	(10.4)	(21.4)
Change in cash and cash equivalents	(1.7)	1.2
Beginning cash and cash equivalents	7.1	3.4
Ending cash and cash equivalents	$5.4	$4.6

See notes accompanying the financial statements

Questar 2013 Form 10-Q	13

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

The notes accompanying the financial statements apply to Questar Corporation, Questar Gas Company and Questar Pipeline Company unless otherwise noted.

Note 1 - Nature of Business

Questar Corporation (Questar or the Company) is a Rockies-based integrated natural gas company with three principal complementary wholly-owned lines of business:

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

The financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and 12 months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Questar 2013 Form 10-Q	14

The details of Questar's consolidated cost of sales are as follows:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Questar Gas
Gas purchases	$103.3	$61.5	$146.0	$164.2
Operator service fee	72.8	65.7	281.1	258.3
Transportation and storage	22.0	20.6	81.0	78.0
Gathering	4.6	6.1	19.0	25.2
Royalties	11.1	10.2	32.9	40.7
Storage (injection) withdrawal, net	28.8	27.4	3.3	(2.3)
Purchased-gas account adjustment	46.7	43.4	19.4	24.0
Other	1.3	1.3	5.0	5.1
Total Questar Gas cost of natural gas sold	290.6	236.2	587.7	593.2
Elimination of Questar Gas cost of natural gas sold - affiliated parties	(92.1)	(84.0)	(355.8)	(331.9)
Total Questar Gas cost of natural gas sold - unaffiliated parties	198.5	152.2	231.9	261.3
Questar Pipeline
Total Questar Pipeline cost of sales	1.2	0.5	7.4	3.0
Total cost of sales	$199.7	$152.7	$239.3	$264.3

Note 3 - Comprehensive Income

Beginning in 2012, the Company and its subsidiaries adopted accounting guidance issued in June 2011 that resulted in the addition of statements of comprehensive income to the primary financial statements. Beginning in 2013, the Company and its subsidiaries adopted accounting guidance issued in February 2013 that requires additional disclosures about reclassifications from accumulated other comprehensive income into earnings.

Comprehensive income, as reported in Questar's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income as reported in the Questar Consolidated Statements of Income and other comprehensive income (loss) (OCI). OCI includes recognition of the under-funded position of pension and other postretirement benefit plans, interest rate cash flow hedges, changes in the fair value of long-term investment, and the related income taxes. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized when the pension or other postretirement benefit (OPRB) costs are accrued, as the Company records interest expense for hedged interest payments and when the long-term investment is sold or otherwise realized. Details of the changes in the components of consolidated accumulated other comprehensive income (loss) (AOCI), net of income taxes, as reported in Questar's Condensed Consolidated Balance Sheets, are shown in the table below. The table also discloses details of income taxes related to each component of OCI.

Questar 2013 Form 10-Q	15

	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total
	3 Months Ended				12 Months Ended
	March 31, 2013				March 31, 2013
	(in millions)
AOCI at beginning of period	$(223.2)	$(23.2)	$0.1	$(246.3)	$(202.8)	$(23.4)	$0.1	$(226.1)
OCI before reclassifications	—	—	—	—	(33.0)	—	0.1	(32.9)
Reclassified from AOCI(1)	—	0.2	—	0.2	—	0.5	—	0.5
Income taxes
OCI before reclassifications	—	—	—	—	12.6	—	(0.1)	12.5
Reclassified from AOCI(2)	—	(0.1)	—	(0.1)	—	(0.2)	—	(0.2)
Total income taxes	—	(0.1)	—	(0.1)	12.6	(0.2)	(0.1)	12.3
Net other comprehensive income (loss)	—	0.1	—	0.1	(20.4)	0.3	—	(20.1)
AOCI at March 31, 2013	$(223.2)	$(23.1)	$0.1	$(246.2)	$(223.2)	$(23.1)	$0.1	$(246.2)

(1) Amounts are included in their entirety as charges to interest expense on the Consolidated Statements of Income.
(2) Amounts are included in their entirety as credits to income taxes on the Consolidated Statements of Income.

Comprehensive income (loss), as reported in Questar Pipeline's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income as reported in the Questar Pipeline Consolidated Statements of Income and OCI. OCI includes interest rate cash flow hedges and the related income taxes. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized as the company records interest expense for hedged interest payments. Disclosures above regarding interest rate cash flow hedges, including income taxes and income statement reclassifications effects, apply to Questar Pipeline.

Note 4 - Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of restricted stock units (RSUs) with forfeitable dividends and the distribution of performance shares that are part of the Company's Long-Term Stock Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. Restricted shares and RSUs with nonforfeitable dividends are participating securities for the computation of basic earnings per share. The application of the two-class method had an insignificant impact on the calculation of both basic and diluted EPS. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Weighted-average basic common shares outstanding	175.3	178.2	175.6	177.8
Potential number of shares issuable under the Company's LTSIP	0.8	1.1	0.9	1.3
Weighted-average diluted common shares outstanding	176.1	179.3	176.5	179.1

Note 5 - Asset Retirement Obligations

Questar records an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset. Questar's AROs apply primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. The fair value of retirement costs is estimated by Company personnel based on abandonment

Questar 2013 Form 10-Q	16

costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to estimates result from material changes in the expected timing or amount of cash flows associated with AROs. Income or expense resulting from the settlement of ARO liabilities is included in net gain (loss) from asset sales in the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in Questar's AROs from the Condensed Consolidated Balance Sheets were as follows:

	3 Months Ended
	March 31,
	2013	2012
	(in millions)
AROs at beginning of year	$67.2	$63.8
Accretion	0.8	0.7
Liabilities incurred	0.4	0.7
Revisions in estimated cash flows	(6.8)	(1.1)
Liabilities settled	(0.4)	—
AROs at March 31,	$61.2	$64.1

Wexpro collects from Questar Gas and deposits in trust certain funds related to AROs. The funds are recorded as other noncurrent assets and used to satisfy retirement obligations as the properties are abandoned. The accounting treatment of reclamation activities associated with AROs for properties administered under the Wexpro Agreement is defined in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Wyoming Public Service Commission (PSCW).

Note 6 - Fair Value Measurements

Questar complies with the provisions of the accounting standards for fair value measurements and disclosures. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company had no assets or liabilities measured using Level 3 inputs at March 31, 2013, March 31, 2012 or December 31, 2012.

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

Questar
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Mar. 31, 2013		Mar. 31, 2012		Dec. 31, 2012
		(in millions)
Financial assets
Cash and cash equivalents	1	$7.2	$7.2	$8.1	$8.1	$16.8	$16.8
Long-term investment	1	16.1	16.1	14.5	14.5	15.5	15.5
Financial liabilities
Short-term debt	1	202.0	202.0	129.0	129.0	263.0	263.0
Long-term debt, including current portion	2	1,100.5	1,260.1	1,083.8	1,219.4	1,140.9	1,303.1

The carrying amounts of cash and cash equivalents and short-term debt approximate fair value. The long-term investment is recorded at fair value and consists of money market and short-term bond index mutual funds held in Wexpro's trust (see Note

Questar 2013 Form 10-Q	17

5). The fair value of the long-term investment is based on quoted prices for the underlying funds. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit risk-adjusted borrowing rates.

Questar Gas
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Mar. 31, 2013		Mar. 31, 2012		Dec. 31, 2012
		(in millions)
Financial assets
Cash and cash equivalents	1	$2.8	$2.8	$4.5	$4.5	$1.4	$1.4
Financial liabilities
Notes payable to Questar	1	132.3	132.3	66.4	66.4	166.1	166.1
Long-term debt, including current portion	2	386.5	460.0	368.0	438.6	426.5	503.7

The carrying amounts of cash and cash equivalents and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Gas's current credit risk-adjusted borrowing rates.

Questar Pipeline
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Mar. 31, 2013		Mar. 31, 2012		Dec. 31, 2012
		(in millions)
Financial assets
Cash and cash equivalents	1	$5.4	$5.4	$4.6	$4.6	$7.1	$7.1
Notes receivable from Questar	1	33.1	33.1	14.5	14.5	38.7	38.7
Financial liabilities
Long-term debt	2	458.9	537.3	458.9	517.9	458.9	536.6

The carrying amounts of cash and cash equivalents and notes receivable from Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit risk-adjusted borrowing rates.

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

Questar 2013 Form 10-Q	18

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

All derivative instruments are required to be recorded on the balance sheet as either assets or liabilities measured at fair value. The designation of a derivative instrument as a hedge and its ability to meet hedge accounting criteria determines how the changes in fair value of the derivative instrument are reflected in the consolidated financial statements. A derivative instrument qualifies for fair value hedge accounting if, at inception and throughout its life, the derivative is expected to be highly effective in offsetting the changes in fair value of the hedged debt attributable to the hedged interest rate. Changes in the fair value of a derivative instrument qualifying and designated as a fair value hedge as well as the offsetting changes in the fair value of the hedged debt attributable to the hedged interest rate are recorded currently in the Consolidated Statements of Income. A derivative instrument qualifies for cash flow hedge accounting if, at inception and throughout its life, the derivative is expected to be highly effective in offsetting the changes in expected cash flows of the hedged interest payments. Changes in the effective portion of the fair value of a derivative instrument qualifying and designated as a cash flow hedge are initially recorded as a component of OCI in the period and remain in AOCI on the Condensed Consolidated Balance Sheets until they are reclassified into earnings as the Company records interest expense for the hedged interest payments. Ineffective portions of a qualifying and designated cash flow hedge are recorded immediately in earnings. Questar reports derivative instruments on the Condensed Consolidated Balance Sheets at their fair values on a gross basis and derivative positions with the same counterparty are not netted.

Interest rate swaps and forward starting interest rate swaps are settled in cash on periodic payment dates with one party paying the other for the net difference between the fixed and floating interest rate for the payment period as specified in the swap agreement, multiplied by the notional amount. Forward starting interest rate swaps used as cash flow hedges of forecasted fixed-rate debt issuances are terminated and settled in cash when the forecasted debt is issued or as the swaps expire, with one party paying the other for the swap's net fair value at the time of settlement. Questar reports cash flows related to derivative instruments qualifying and designated as hedges in the Condensed Consolidated Statements of Cash Flows based upon the nature of the hedged items.

The following table presents the pre-tax effects of the derivative instruments designated as a fair value hedge (including the hedged item) and cash flow hedges on the Consolidated Statements of Income as well as the pre-tax effects of the derivative instruments designated as cash flow hedges on OCI:

		3 Months Ended		12 Months Ended
	Financial Statement Location of Gain (Loss)	March 31,		March 31,
Instrument and Activity		2013	2012	2013	2012
		(in millions)
Fair Value Hedge
Questar Corporation
Interest rate derivative instrument
Realized gain	Interest expense	$—	$—	$—	$9.8
2.75% Notes due 2016
Unrealized loss	Interest expense	—	—	—	(9.8)

Cash Flow Hedges
Questar Pipeline
Interest rate derivative instruments
Deferrals of effective portions	OCI	—	—	—	(37.3)
Losses reclassified from AOCI into earnings for effective portions	Interest expense	(0.2)	(0.1)	(0.5)	(0.2)

There was no ineffectiveness recognized on the fair value hedge for the three and 12 months ended March 31, 2013 and 2012. There was no ineffectiveness recognized on the cash flow hedges for the three months ended March 31, 2013 and 2012 and the 12 months ended March 31, 2013. Ineffectiveness recognized on the cash flow hedges was de minimis in the 12 months ended March 31, 2012. Reclassifications into earnings of amounts reported in AOCI will continue while interest expense is recorded

Questar 2013 Form 10-Q	19

for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.5 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. As of March 31, 2013, the Company was not hedging any exposure to variability in future cash flows of forecasted transactions. There were no derivative assets or liabilities outstanding at March 31, 2013, March 31, 2012 or December 31, 2012.

Note 8 - Share-Based Compensation

Questar may issue stock options, restricted shares, RSUs and performance shares to certain officers, employees and non-employee directors under its LTSIP. Questar recognizes expense over time as the stock options, restricted shares, RSUs and performance shares vest. Total share-based compensation expense amounted to $3.1 million for the first quarter of 2013 compared to $2.7 million in 2012. Deferred share-based compensation, representing the unvested value of restricted share and RSU awards, amounted to $10.4 million at March 31, 2013. Deferred share-based compensation is included in common stock on the Condensed Consolidated Balance Sheets. For the first quarter, cash flow from income tax benefits in excess of recognized compensation expense amounted to $1.4 million in 2013 compared to $3.5 million in 2012. There were 5,956,958 shares available for future grants at March 31, 2013.

Unvested stock options decreased by 29,398 shares to zero shares in the first quarter of 2013. Questar did not grant any stock options in the first quarter of 2013. Stock option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Exercise Price Range			Weighted-Average Exercise Price
Balance at December 31, 2012	770,923	$4.37	-	$17.35	$11.35
Exercised	(50,750)			4.37	4.37
Balance at March 31, 2013	720,173	$7.84	-	$17.35	$11.84

Options Outstanding						Options Exercisable
Range of exercise prices			Number outstanding at March 31, 2013	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at March 31, 2013	Weighted-average exercise price
$7.84	-	$11.40	404,174	2.6	$10.52	404,174	$10.52
13.10	-	17.35	315,999	3.3	13.54	315,999	13.54
			720,173	2.9	$11.84	720,173	$11.84

Restricted share grants typically vest in equal installments over a three- or four-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average remaining vesting period of unvested restricted shares at March 31, 2013, was 15 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted Shares Outstanding	Price Range			Weighted-Average Price
Balance at December 31, 2012	810,342	$13.10	-	$20.90	$17.74
Granted	658			21.53	21.53
Vested	(338,750)	13.10	-	19.39	17.54
Balance at March 31, 2013	472,250	$13.10	-	$21.53	$17.89

Starting in the first quarter of 2013, Questar granted to certain officers, employees and non-employee directors 317,807 RSUs under its LTSIP at a weighted-average price of $23.61. One share of Questar common stock will be distributed for each RSU at the time of vesting. RSU grants typically vest in equal installments over a three-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average remaining vesting period of unvested RSUs at March 31, 2013, was 23 months.

Grants of RSUs with deferred share distributions (deferred RSUs) typically vest in equal installments over a three-year period from the grant date. At March 31, 2013, Questar's outstanding deferred RSUs totaled 71,947 with a weighted-average price of

Questar 2013 Form 10-Q	20

$15.55 per share and a weighted-average remaining vesting period of three months. One share of Questar common stock will be distributed for each vested deferred RSU (including accrued reinvested dividend equivalents) at the time of the grantee's separation from service.

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

Half of any award will be distributed in shares of Questar common stock and half in cash. Equity- and liability-based performance share compensation expense amounted to $0.8 million in the first quarter of 2013 and $0.4 million in the first quarter of 2012. The weighted-average remaining vesting period of unvested performance shares at March 31, 2013 was 21 months. Performance share transactions under the terms of the LTSIP are summarized below:

	Target Number of Performance Shares Outstanding	Grant-Date Fair Value Range			Weighted- Average Grant-Date Fair Value
Balance at December 31, 2012	264,867	$18.23	-	$25.42	$21.94
Granted	126,606			39.62	39.62
Balance at March 31, 2013	391,473	$18.23	-	$39.62	$27.66

Note 9 - Operations by Line of Business

Questar's three principal complementary lines of business include Questar Gas, which provides retail natural gas distribution in Utah, Wyoming and Idaho; Wexpro, which develops and produces natural gas from cost-of-service reserves for Questar Gas customers; and Questar Pipeline, which operates interstate natural gas pipelines and storage facilities. Line-of-business information is presented according to senior management's basis for evaluating performance and considering differences in the nature of products, services and regulation, among other factors. Following is a summary of operations by line of business:

Questar 2013 Form 10-Q	21

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Revenues from Unaffiliated Customers
Questar Gas	$418.3	$366.0	$912.0	$917.6
Wexpro	10.3	9.2	37.2	32.9
Questar Pipeline	48.3	50.5	200.9	199.6
Total	$476.9	$425.7	$1,150.1	$1,150.1

Revenues from Affiliated Companies
Questar Gas	$0.3	$0.8	$2.0	$3.3
Wexpro	72.8	65.7	281.2	258.4
Questar Pipeline	19.5	18.5	75.4	74.3
Total	$92.6	$85.0	$358.6	$336.0

Operating Income (Loss)
Questar Gas	$64.3	$61.8	$95.4	$97.1
Wexpro	39.8	37.2	160.7	148.4
Questar Pipeline	30.2	31.8	122.4	128.4
Corporate and other	(2.9)	0.1	(2.3)	1.1
Total	$131.4	$130.9	$376.2	$375.0

Net Income (Loss)
Questar Gas	$37.0	$34.9	$49.2	$47.6
Wexpro	26.3	24.3	105.9	97.2
Questar Pipeline	15.8	16.6	63.9	69.2
Corporate and other	(6.2)	(0.6)	(9.3)	(0.8)
Total	$72.9	$75.2	$209.7	$213.2

Note 10 - Employee Benefits

The Company has a noncontributory defined benefit pension plan and a life insurance plan covering a majority of its employees and a postretirement medical plan providing coverage to less than half of its employees. Employees hired or rehired after June 30, 2010 are not eligible for the noncontributory defined benefit pension plan and employees hired or rehired after December 31, 1996, are not eligible for the postretirement medical plan and are not eligible to receive basic life insurance once they retire.

Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified pension plan as determined by the Employee Retirement Income Security Act and the Internal Revenue Code. The 2013 estimated qualified pension expense is $32.2 million.

The Company also has a nonqualified pension plan that covers a group of management employees in addition to the noncontributory qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee, above the benefit limit defined by the IRS for the qualified plan. The nonqualified pension plan is unfunded; claims are paid from the Company's general funds. The 2013 nonqualified pension plan expense is estimated to be $3.4 million. Components of the qualified and nonqualified pension expense included in the determination of net income are listed in the table below:

Questar 2013 Form 10-Q	22

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Service cost	$3.4	$3.3	$13.3	$10.4
Interest cost	7.9	7.7	31.3	29.1
Expected return on plan assets	(9.5)	(7.7)	(33.6)	(27.4)
Prior-service and other costs	0.3	0.3	1.1	1.9
Recognized net actuarial loss	6.8	5.4	26.3	14.9
Pension expense	$8.9	$9.0	$38.4	$28.9

The Company currently estimates a $5.0 million expense for postretirement benefits other than pensions in 2013 before $0.8 million for accretion of a regulatory liability. Postretirement benefit expense components are listed in the table below:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Service cost	$0.2	$0.1	$0.8	$0.4
Interest cost	1.0	0.9	3.9	4.0
Expected return on plan assets	(0.7)	(0.5)	(2.5)	(2.4)
Amortization of transition obligation	—	0.4	1.2	1.8
Amortization of losses	0.7	0.6	2.6	0.8
Accretion of regulatory liability	0.2	0.2	0.8	0.8
Postretirement benefits expense	$1.4	$1.7	$6.8	$5.4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2012 Form 10-K and analyzes the changes in the results of operations between the three and 12 months ended March 31, 2013, and March 31, 2012. For definitions of commonly used terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2012 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income (loss) by line of business:

	3 Months Ended Mar. 31,			12 Months Ended Mar. 31,
	2013	2012	Change	2013	2012	Change
	(in millions, except per-share amounts)
Questar Gas	$37.0	$34.9	$2.1	$49.2	$47.6	$1.6
Wexpro	26.3	24.3	2.0	105.9	97.2	8.7
Questar Pipeline	15.8	16.6	(0.8)	63.9	69.2	(5.3)
Corporate and other	(6.2)	(0.6)	(5.6)	(9.3)	(0.8)	(8.5)
Net income	$72.9	$75.2	$(2.3)	$209.7	$213.2	$(3.5)
Earnings per share - diluted	$0.41	$0.42	$(0.01)	$1.19	$1.19	$—
Average diluted shares	176.1	179.3	(3.2)	176.5	179.1	(2.6)

Questar 2013 Form 10-Q	23

QUESTAR GAS
Questar Gas reported net income of $37.0 million in the first quarter of 2013 compared to $34.9 million in the first quarter of 2012. Net income was $49.2 million in the 12 months ended March 31, 2013, compared to $47.6 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year. Following is a summary of Questar Gas financial and operating results:

	3 Months Ended Mar. 31,			12 Months Ended Mar. 31,
	2013	2012	Change	2013	2012	Change
	(in millions)
Net Income
Revenues
Residential and commercial sales	$399.9	$347.3	$52.6	$841.0	$843.5	$(2.5)
Industrial sales	6.7	6.8	(0.1)	27.3	29.1	(1.8)
Transportation for industrial customers	3.5	2.8	0.7	12.6	11.4	1.2
Service	1.4	1.5	(0.1)	4.4	5.0	(0.6)
Other	7.1	8.4	(1.3)	28.7	31.9	(3.2)
Total revenues	418.6	366.8	51.8	914.0	920.9	(6.9)
Cost of natural gas sold	290.6	236.2	54.4	587.7	593.2	(5.5)
Margin	128.0	130.6	(2.6)	326.3	327.7	(1.4)
Other Operating Expenses
Operating and maintenance	33.7	40.9	(7.2)	111.8	122.0	(10.2)
General and administrative	12.7	11.7	1.0	52.2	48.1	4.1
Retirement incentive	—	—	—	2.4	—	2.4
Depreciation and amortization	12.1	11.8	0.3	47.5	45.4	2.1
Other taxes	5.2	4.4	0.8	17.0	15.1	1.9
Total Other Operating Expenses	63.7	68.8	(5.1)	230.9	230.6	0.3
OPERATING INCOME	64.3	61.8	2.5	95.4	97.1	(1.7)
Interest and other income	1.2	1.2	—	5.5	5.0	0.5
Interest expense	(5.8)	(6.8)	1.0	(23.1)	(26.1)	3.0
Income taxes	(22.7)	(21.3)	(1.4)	(28.6)	(28.4)	(0.2)
NET INCOME	$37.0	$34.9	$2.1	$49.2	$47.6	$1.6

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	53.1	43.6	9.5	105.7	108.0	(2.3)
Industrial sales	1.2	1.2	—	4.7	5.0	(0.3)
Transportation for industrial customers	16.9	15.6	1.3	63.3	53.9	9.4
Total industrial	18.1	16.8	1.3	68.0	58.9	9.1
Total deliveries	71.2	60.4	10.8	173.7	166.9	6.8
Natural gas revenue (per dth)
Residential and commercial sales	$7.53	$7.97	$(0.44)	$7.95	$7.81	$0.14
Industrial sales	5.85	5.62	0.23	5.85	5.91	(0.06)
Transportation for industrial customers	0.21	0.18	0.03	0.20	0.21	(0.01)
Colder (warmer) than normal temperatures	18%	(13%)	31%	(2%)	—%	(2%)
Temperature-adjusted usage per customer (dth)	47.6	50.5	(2.9)	105.5	111.6	(6.1)
Customers at March 31, (in thousands)	937	923	14

Questar 2013 Form 10-Q	24

Margin Analysis
Questar Gas margin (revenues minus gas costs) decreased $2.6 million in the first quarter of 2013 compared to the first quarter of 2012 and decreased $1.4 million in the 12 months ended March 31, 2013 compared to the 12 months ended March 31, 2012. Following is a summary of major changes in Questar Gas margin:

	3 Months 2013 vs. 2012	12 Months 2013 vs. 2012
	(in millions)
Customer growth	$1.5	$3.9
Customers switching from sales to transportation service	0.5	0.7
Infrastructure-replacement cost recovery	3.5	7.2
Demand-side management cost recovery	(8.0)	(13.4)
Other	(0.1)	0.2
Decrease	$(2.6)	$(1.4)

At March 31, 2013, Questar Gas served 937,447 customers, up 1.5% from 923,272 at March 31, 2012. Customer growth increased the margin by $1.5 million in the first quarter of 2013 and $3.9 million in the 12 months ended March 31, 2013.

Questar Gas has benefited from a conservation enabling (revenue decoupling) tariff since 2006. Under this tariff, Questar Gas is allowed to earn a margin for each general service customer. Differences between the margin and the amount billed to customers are recovered from customers or refunded to customers through future rate changes. Because of this tariff, changes in usage per customer do not impact the company's margin. In addition, a weather-normalization adjustment of customer bills offsets the revenue impact of temperature variations.

Questar Gas has an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. Questar Gas recognized $3.5 million of increased margin due to the infrastructure tracking mechanism in the first quarter of 2013 and $7.2 million in the 12 months ended March 31, 2013.

Questar Gas margin decreased during the three- and 12-month periods ended March 31, 2013, due to lower recovery of demand-side management costs used to promote energy conservation by customers. Changes in the margin contribution from demand-side management recovery revenues are offset by equivalent changes in program expenses.

Questar Gas is required to file a general rate case in Utah by the end of the second quarter of 2013. Questar Gas plans to request a continuation of the infrastructure cost-tracking mechanism as well as update its cost-of-service and rate-of-return requirements.

Expenses
Cost of natural gas sold increased 23% in the first quarter of 2013 and was essentially flat in the 12 months ended March 31, 2013, compared to the same periods of 2012. The first quarter increase was due to higher volumes resulting from colder weather. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the Public Service Commission of Utah (PSCU) and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of March 31, 2013, Questar Gas had a $31.9 million over-collected balance in the purchased-gas adjustment account representing amounts recovered from customers in excess of costs incurred.

Operating and maintenance expenses decreased $7.2 million in the first quarter of 2013 and decreased $10.2 million in the 12 months ended March 31, 2013, compared to the same periods of 2012. These decreases included lower demand-side management costs of $8.0 million and $13.4 million for the three- and 12-month periods, respectively. The demand-side management costs are for the company's energy efficiency program and are recovered from customers through periodic rate changes. General and administrative expenses increased $1.0 million in the 2013 first quarter and increased $4.1 million in the 12 months ended March 31, 2013, compared to the prior year periods. The increases were due to higher employee and corporate allocated costs. Operating, maintenance, general and administrative expenses per customer, exclusive of demand-side management costs, were $144 in the 12 months ended March 31, 2013, compared to $139 in the 12 months ended March 31, 2012.

Questar 2013 Form 10-Q	25

Other taxes increased $0.8 million in the first quarter of 2013 compared to the first quarter of 2012 and increased $1.9 million in the 12 months ended March 31, 2013, compared to year-earlier periods due to increased property taxes.

Depreciation and amortization expense increased 3% in the first quarter of 2013 and increased 5% in the 12 months ended March 31, 2013, compared to the 2012 periods. The higher expense was caused by plant additions driven by customer growth and feeder line replacements.

WEXPRO
Wexpro reported net income of $26.3 million in the first quarter of 2013 compared to $24.3 million in the first quarter of 2012, an 8% increase. Wexpro earned $105.9 million for the 12 months ending March 31, 2013 compared to $97.2 million for the year-earlier period. Following is a summary of Wexpro financial and operating results:

	3 Months Ended Mar. 31,			12 Months Ended Mar. 31,
	2013	2012	Change	2013	2012	Change
	(in millions)
Net Income
Revenues
Operator service fee	$72.6	$65.6	$7.0	$280.0	$258.0	$22.0
Oil and NGL sales	10.4	9.2	1.2	38.2	32.9	5.3
Other	0.1	0.1	—	0.2	0.4	(0.2)
Total Revenues	83.1	74.9	8.2	318.4	291.3	27.1
Operating Expenses
Operating and maintenance	7.1	7.2	(0.1)	26.7	24.1	2.6
General and administrative	7.3	6.3	1.0	27.8	24.3	3.5
Retirement incentive	—	—	—	0.2	—	0.2
Production and other taxes	7.2	6.9	0.3	21.1	26.8	(5.7)
Depreciation, depletion and amortization	21.4	18.7	2.7	80.1	66.5	13.6
Oil income sharing	0.3	0.8	(0.5)	2.0	3.3	(1.3)
Total Operating Expenses	43.3	39.9	3.4	157.9	145.0	12.9
Net gain from asset sales	—	2.2	(2.2)	0.2	2.1	(1.9)
OPERATING INCOME	39.8	37.2	2.6	160.7	148.4	12.3
Interest and other income	1.2	0.8	0.4	3.2	4.7	(1.5)
Income taxes	(14.7)	(13.7)	(1.0)	(58.0)	(55.9)	(2.1)
NET INCOME	$26.3	$24.3	$2.0	$105.9	$97.2	$8.7

Operating Statistics
Production volumes
Natural gas (Bcf)	15.4	15.0	0.4	57.9	52.8	5.1
Oil and NGL (Mbbl)	165	156	9	674	518	156
Oil and NGL average sales price (per bbl)	$83.22	$88.45	$(5.23)	$79.60	$83.97	$(4.37)
Investment base at March 31, (in millions)	$526.8	$492.5	$34.3

Revenues
Wexpro earned a 19.9% after-tax return on its average investment base for the 12 months ended March 31, 2013. Wexpro 2013 operating results benefited from a higher average investment base compared to the prior year period. Pursuant to the terms of a long-standing agreement referred to as the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base includes its costs of commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. The investment base grew in the 12 months ended March 31, 2013, but the increase due to investment in commercial wells was partially offset by increased deferred taxes due to bonus depreciation allowed for income tax purposes. Following is a summary of changes in the Wexpro investment base:

Questar 2013 Form 10-Q	26

	12 Months Ended Mar. 31,
	2013	2012
	(in millions)
Beginning investment base	$492.5	$445.3
Successful development wells	126.1	144.4
Depreciation, depletion and amortization	(75.7)	(63.0)
Deferred income taxes	(16.1)	(34.2)
Ending investment base	$526.8	$492.5

Wexpro produced 15.4 Bcf of cost-of-service natural gas for Questar Gas during the first quarter of 2013, up 3% from the first quarter of 2012. Wexpro produced 57.9 Bcf of cost-of-service gas in the 12 months ending March 31, 2013, compared to 52.8 Bcf in the 12 months ended March 31, 2012. On an annual basis, Wexpro natural gas production provides more than half of Questar Gas's supply requirements.

Revenues from oil and NGL sales increased 13% in the first quarter of 2013 over the first quarter of 2012 and were up 16% in the 12 months ended March 31, 2013 over the year-earlier period. The increases were due to higher production volumes, partially offset by lower prices. The increase in revenues was partially offset by higher oil-related operating and maintenance expenses.

Expenses
Operating and maintenance expenses were flat in the first quarter of 2013 and up 11% in the 12-month period ended March 31, 2013 compared to prior year periods. The increase in the 12-month period was due to higher water disposal and workover costs. Lease operating expense per Mcfe was $0.43 in the first quarter of 2013 compared to $0.45 in the first quarter of 2012. General and administrative expenses were higher in the three- and 12-month periods ended March 31, 2013, compared to prior year periods. These increases were due to higher employee expenses and allocated corporate costs. Production and other taxes were higher in the first quarter of 2013 and lower in the 12 months ended March 31, 2013. These costs are driven by increasing production as well as changes in the values of natural gas, oil and NGL.

Depreciation, depletion and amortization expense increased 14% in the first quarter of 2013 and increased 20% in the 12 months ended March 31, 2013, over the 2012 periods due to increased production volumes and investment in natural gas wells and facilities.

Wexpro II
Wexpro and Questar Gas have received approval of the PSCU and PSCW (the Commissions) for a Wexpro II Agreement to potentially expand the properties under the cost-of-service pricing methodology for the benefit of Questar Gas customers. The Agreement is modeled after the terms of the original Wexpro Agreement. Under the Wexpro II Agreement, Wexpro may acquire gas development properties and Questar Gas may submit an application to the Commissions to treat these properties similar to the original Wexpro properties. If the Commissions approve the applications, the gas will be developed for the benefit of Questar Gas customers. Wexpro will be entitled to a return on the acquisition costs based on Questar Gas's approved cost of capital. Future development costs will earn returns consistent with the original Wexpro Agreement.

QUESTAR PIPELINE
Questar Pipeline reported first quarter 2013 net income of $15.8 million compared with $16.6 million in 2012, a 5% decrease. Questar Pipeline earned $63.9 million in the 12 months ended March 31, 2013, compared to $69.2 million in the 12 months ended March 31, 2012. Following is a summary of Questar Pipeline financial and operating results:

Questar 2013 Form 10-Q	27

	3 Months Ended Mar. 31,			12 Months Ended Mar. 31,
	2013	2012	Change	2013	2012	Change
	(in millions)
Net Income
Revenues
Transportation	$49.2	$48.5	$0.7	$195.2	$196.0	$(0.8)
Storage	9.7	9.6	0.1	38.4	38.2	0.2
NGL sales - transportation	2.0	2.1	(0.1)	7.0	8.4	(1.4)
NGL sales - field services	0.9	2.5	(1.6)	6.8	8.8	(2.0)
Energy services	3.0	3.8	(0.8)	14.5	16.1	(1.6)
Natural gas sold	0.8	—	0.8	5.2	—	5.2
Other	2.2	2.5	(0.3)	9.2	6.4	2.8
Total Revenues	67.8	69.0	(1.2)	276.3	273.9	2.4
Operating Expenses
Operating and maintenance	7.4	8.6	(1.2)	34.0	35.3	(1.3)
General and administrative	12.4	12.1	0.3	50.3	45.5	4.8
Retirement incentive	—	—	—	0.9	—	0.9
Depreciation and amortization	14.1	13.5	0.6	54.9	52.4	2.5
Other taxes	2.5	2.5	—	9.1	9.5	(0.4)
Cost of sales	1.2	0.5	0.7	7.4	3.0	4.4
Total Operating Expenses	37.6	37.2	0.4	156.6	145.7	10.9
Net gain from asset sales	—	—	—	2.7	0.2	2.5
OPERATING INCOME	30.2	31.8	(1.6)	122.4	128.4	(6.0)
Interest and other income	0.3	—	0.3	0.9	—	0.9
Income from unconsolidated affiliate	0.9	0.9	—	3.7	3.8	(0.1)
Interest expense	(6.5)	(6.6)	0.1	(26.2)	(24.0)	(2.2)
Income taxes	(9.1)	(9.5)	0.4	(36.9)	(39.0)	2.1
NET INCOME	$15.8	$16.6	$(0.8)	$63.9	$69.2	$(5.3)

Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	181.8	183.9	(2.1)	783.3	687.2	96.1
For Questar Gas	51.9	43.3	8.6	115.8	117.1	(1.3)
Total transportation	233.7	227.2	6.5	899.1	804.3	94.8
Transportation revenue (per dth)	$0.21	$0.21	$—	$0.22	$0.24	$(0.02)
Net firm-daily transportation demand at March 31, (in Mdth)	5,119	4,947	172
Natural gas processing
NGL sales (Mbbl)	47	62	(15)	238	229	9
NGL sales price (per bbl)	$62.64	$73.41	$(10.77)	$58.23	$74.86	$(16.63)

Revenues
As of March 31, 2013, Questar Pipeline had net firm-transportation contracts of 5,119 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 4,947 Mdth per day as of March 31, 2012. The increase in transportation revenues for the first quarter of 2013 was due primarily to higher seasonal revenues from a revised contract with Questar Gas and the 2012 Uinta Basin expansion project. The decrease in transportation revenues in the 12 months ended March 31, 2013 was due to lower interruptible volumes and the expiration of firm contracts.

Questar 2013 Form 10-Q	28

Questar Pipeline earns its largest transportation revenue from Questar Gas, with contracts for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. The majority of Questar Gas transportation contracts extend through mid-2017.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 25% of firm-storage capacity at Clay Basin for terms extending from four to seven years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for five years.

Questar Pipeline charges FERC-approved transportation and storage rates that are based on straight-fixed-variable rate design. Under this rate design, all fixed costs of providing service including depreciation and return on investment are recovered through the demand charge. About 95% of Questar Pipeline costs are fixed and recovered through these demand charges. Questar Pipeline's earnings are driven primarily by demand revenues from firm shippers. Interruptible transportation volumes and revenues have decreased on Questar Pipeline's system due to readily available released capacity contracts.

Questar Pipeline has three primary sources of NGL revenue. These sources include two major regulated processing facilities and an unregulated subsidiary that provides third-party processing services.

Within Questar Pipeline, regulated processing facilities at Clay Basin condition the gas to meet pipeline gas-quality specifications. These facilities are part of an agreement that allows Questar Pipeline to recover any shortfall between the NGL revenues and the cost of service for conditioning the gas. Other processing facilities on Questar Pipeline's transmission system are not subject to the Clay Basin gas processing agreement. NGL sales for the regulated operations decreased 5% in the first quarter of 2013 and decreased 17% in the 12 months ended March 31, 2013 compared to the prior year periods. The decreases were driven by 15% lower net revenue per barrel in the first quarter of 2013 and 22% lower net revenue per barrel in the 12 months ended March 31, 2013 compared to the prior year periods, partially offset by increases in volumes of 10% and 5%, respectively.

NGL sales for the unregulated subsidiary decreased 64% in the first quarter of 2013 and decreased 23% in the 12 months ended March 31, 2013 compared to the prior year periods. The decrease in the first quarter of 2013 was driven by 12% lower net revenue per barrel and 56% lower volumes compared to the first quarter of 2012. The decrease in the 12 months ended March 31, 2013 was driven by 23% lower net revenue per barrel, partially offset by 3% higher volumes compared to the 12 months ended March 31, 2012. The decrease in volumes in the first quarter of 2013 was due largely to upstream processing.

During the fourth quarter of 2012, Questar Pipeline sold 1.3 MMdth of natural gas for a net gain of $1.3 million. In addition, Questar Pipeline sold 220 Mdth of natural gas to settle gas imbalances during the first quarter of 2013. Revenue for the 2013 sales approximated cost. Questar Pipeline received this gas to settle the shortfall between NGL revenue and the cost of service for conditioning gas at Clay Basin.

Expenses
Operating and maintenance expenses decreased 14% in the first quarter of 2013 and decreased 4% in the 12 months ended March 31, 2013, compared to the corresponding 2012 periods. The decrease for the quarter was due primarily to lower maintenance expenses and lower processing product costs. The decrease for the 12-month period is primarily due to higher capitalization of internal costs. General and administrative expenses increased 2% in the first quarter of 2013 and increased 11% in the 12 months ended March 31, 2013, compared to corresponding 2012 periods. The increases were due to higher employee costs and allocations of corporate costs. Operating, maintenance, general and administrative expenses per dth transported were $0.08 in the first quarter of 2013 compared to $0.09 in the first quarter of 2012 due to higher volumes transported and lower costs.

Other taxes were flat in the first quarter of 2013 and decreased 4% in the 12 months ended March 31, 2013, compared to year-earlier periods. The decrease in the 12-month period was primarily due to lower property taxes.

Depreciation and amortization expense was up 4% in the first quarter of 2013 and was up 5% in the 12 months ended March 31, 2013, compared to the 2012 periods because of system expansions placed into service.

Strategic review of non-core assets
In the fourth quarter of 2012, Questar Pipeline announced that it had initiated a strategic review of Questar Southern Trails Pipeline. The strategic review has confirmed a potential opportunity to return the pipeline to crude-oil service. All strategic options are being analyzed, including joint ventures, asset sales or other alternatives. Management expects to reach a decision on Southern Trails by mid-year.

Questar 2013 Form 10-Q	29

Other Consolidated Results

Questar Fueling
Other consolidated results include losses from the start-up of Questar Fueling Company (Questar Fueling) operations of $0.2 million in the first quarter of 2013 and $0.6 million in the 12 months ended March 31, 2013. Questar Fueling began its operation in mid-2012 to provide natural gas fueling infrastructure nationally, with specific focus on the medium to heavy-duty vehicle market. Questar Fueling has signed several contracts with large national firms, and fueling facility construction is underway.

Interest expense
Consolidated interest expense was essentially flat in the first quarter of 2013 compared to the first quarter of 2012 and was 4% higher in the 12 months ending March 31, 2013, compared to the prior year period due to the replacement of lower-cost commercial paper borrowings with long-term debt.

Income taxes
Questar's effective combined federal and state income tax rate was 39.7% in the first quarter of 2013 and 36.5% in the first quarter of 2012. The higher rate in the first quarter of 2013 was due to adjustments to 2012 and 2013 estimated state income taxes for the consolidated Questar return that were in excess of state income taxes calculated on a separate return basis for the operating companies.

Retirement incentive
In October 2012, Questar announced a retirement incentive program for retirement-eligible employees. This program provided an incentive payment equal to six months of base salary for those who were eligible and elected to retire by March 1, 2013. Approximately 100 employees participated in this incentive. The cost of this program was recognized in the fourth quarter of 2012. Future labor costs are expected to be lower as a result of this program.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities decreased 7% in the first quarter of 2013 compared to the first quarter of 2012 due to lower net income, net of the impact of lower deferred income taxes and changes in operating assets and liabilities. Depreciation and amortization expense increased due to investment in plant and equipment and higher natural gas production. Deferred income taxes include the impact of bonus tax depreciation rules, which allow the Company to deduct 50% of the cost of certain capital expenditures for income tax purposes. Net cash provided by operating activities is presented below:

	3 Months Ended March 31,
	2013	2012	Change
	(in millions)
Net income	$72.9	$75.2	$(2.3)
Noncash adjustments to net income	79.3	86.8	(7.5)
Changes in operating assets and liabilities	53.8	58.7	(4.9)
Net cash provided by operating activities	$206.0	$220.7	$(14.7)

Investing Activities
A comparison of capital expenditures for the first quarter of 2013 and 2012 and a forecast for calendar year 2013 are presented below:

Questar 2013 Form 10-Q	30

	3 Months Ended March 31,		Forecast 12 Months Ended December 31,
	2013	2012	2013
	(in millions)
Questar Gas	$31.7	$44.8	$195
Wexpro	37.8	43.4	140
Questar Pipeline	14.1	12.1	85
Corporate and other	0.4	3.9	30
Total capital expenditures	$84.0	$104.2	$450

Questar Gas expects to invest about $55 million in its infrastructure-replacement program as well as provide service to approximately 12,500 new customers during 2013. Wexpro is continuing to participate in wells drilled in the Pinedale area. Questar Pipeline's 2013 capital expenditure plans include transmission-system expansions and pipeline replacements.

Financing Activities
In the first quarter of 2013, the Company decreased short-term debt by $61.0 million from the excess of cash flow from operations over investing activities.

Questar issues commercial paper to meet short-term financing requirements. The commercial-paper program is supported by a five-year revolving credit facility with various banks that provides back-up credit liquidity. Credit commitments under the revolving credit facility totaled $500.0 million at March 31, 2013, with no amounts borrowed. In April 2013, Questar increased the size of its revolving credit facility from $500.0 million to $750.0 million and extended its maturity to April 2018. Commercial paper outstanding amounted to $202.0 million at March 31, 2013, compared with $129.0 million a year earlier. The Company believes the credit commitments are adequate for its working capital and short-term financing requirements during 2013.

Questar Gas issued $40.0 million of 12-year notes with an interest rate of 2.98% and $110.0 million of 15-year notes with an interest rate of 3.28% in December 2012. Proceeds from the debt issue were used to repay $133.5 million of long-term debt that has matured or will mature as follows: $25.0 million that matured in August 2012; $66.5 million that matured in October 2012; $40.0 million that matured in January 2013; and $2.0 million that will mature in September 2013. Additional proceeds will be used for other corporate purposes.

Questar Gas plans to issue $100 million to $150 million of long-term debt by the end of 2013 to finance capital expenditures and repay short-term debt. The Company believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

In March 2012, Questar occupied a new headquarters building and recorded a capital lease obligation for this building of $40.8 million, which is being amortized as lease payments are made over the 17-year lease term.

During the first quarter of 2012, Questar repurchased 0.2 million shares of its common stock in the market at a cost of $3.3 million. These repurchases were under a $100 million program approved by the Board of Directors to reduce the share count approximately to its June 30, 2010 level. The $100 million program expired on December 31, 2012. Questar has approval to repurchase up to 1 million shares of its common stock per year to offset share dilution from shares issued by company incentive plans. Questar did not repurchase any shares under this program during the first quarter of 2013.

At March 31, 2013, combined short-term debt, long-term debt and capital lease obligation were 55% and equity was 45% of total capital. The Company does not expect the ratio of debt in the capital structure to materially change over the next several years, except for seasonal variation in short-term debt for working capital requirements.

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

Questar 2013 Form 10-Q	31

behavior changes in response to higher natural gas prices. The economic impact of this decline in usage per customer for residential customers has been offset by the addition of new customers and the conservation enabling tariff.

Wexpro operations are subject to various government controls and regulation at the federal, state and local levels. Wexpro must obtain permits to drill and produce, maintain bonding requirements to drill and operate wells, submit and implement spill-prevention plans, and file notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production. Wexpro is also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties. In addition, the Utah Division of Public Utilities and the PSCW are entitled to monitor the performance of the Company and Wexpro under the Wexpro Agreement and have retained two monitors, an independent certified public accountant and an independent petroleum engineer, to review performance of the agreement.

Questar Pipeline's primary market risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on the market's expectations about future volumes of natural gas likely to be produced in the basins served by Questar Pipeline and changes in market demand for natural gas. On some portions of its pipeline systems, the company faces the risk that it will not be successful in recontracting capacity under favorable terms once existing contracts expire. Questar Southern Trails Pipeline recontracted half of its capacity in the third quarter of 2012 at a market rate significantly lower than the previous rate, reducing revenues on this pipeline. Questar Southern Trails Pipeline is reviewing other strategic options for this pipeline because of the changing market for natural gas transportation to California. The Company continues to believe that at this time no impairment of the pipeline is necessary and will continue to assess the need for impairment as these options are evaluated.

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

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at March 31, 2013. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, EOG Resources, Wyoming Interstate Company, EnCana Marketing, Shell Energy North America, PacifiCorp and Anadarko Energy Services Company.

Interest-Rate Risk
On March 31, 2013, Questar had $1,100.5 million of fixed-rate long-term debt with a fair value of $1,260.1 million and a weighted-average life to maturity of 11.3 years. Questar also had $202.0 million of floating-rate debt outstanding in the form of short-maturity commercial paper at March 31, 2013.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•	the risk factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012;

Questar 2013 Form 10-Q	32

•	general economic conditions, including the performance of financial markets and interest rates;

•	changes in energy commodity prices;

•	changes in industry trends;

•	changes in laws or regulations; and

•	other factors, most of which are beyond the Company's control.

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the Web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2013. Based on such evaluation, such officers have concluded that, as of March 31, 2013, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective.

Changes in Internal Controls.
There were no changes in Questar's, Questar Gas's and Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity securities during the first quarter of 2013. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended March 31, 2013:

Questar 2013 Form 10-Q	33

2013	Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Month #1 January 1, 2013 through January 31, 2013	11,838	$21.07	—	1,000,000
Month #2 February 1, 2013 through February 28, 2013	3,238	$23.17	—	1,000,000
Month #3 March 1, 2013 through March 31, 2013	135,181	$23.75	—	1,000,000
Totals	150,257	$23.53	—

(1) The total number of shares purchased includes 11,838 in Month #1, 3,238 in Month #2 and 135,181 in Month #3 purchased in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options.

(2) Questar's Board of Directors authorized Questar to acquire, or cause to be acquired after January 1, 2013, up to 1 million shares of common stock, on an annual basis, in the name and on behalf of the Company in the open market and negotiated purchases from time to time, in accordance with all applicable Security and Exchange rules.

Questar 2013 Form 10-Q	34

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibits No.	Exhibits

EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Questar Corporation

4.1*	Amended and Restated Multi-Year Revolving Credit Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed April 23, 2013).

EXHIBIT 10 - MATERIAL CONTRACTS

Questar Corporation

10.1*	Utah Public Service Commission Approves Wexpro II Agreement (Item 7.01 of Questar Corporation's Current Report on Form 8-K filed April 1, 2013).

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1	Questar Corporation ratio of earnings to fixed charges.

Questar Gas Company

12.2	Questar Gas Company ratio of earnings to fixed charges.

Questar Pipeline Company

12.3	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.3	Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.4	Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar 2013 Form 10-Q	35

32.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

Questar 2013 Form 10-Q	36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

May 1, 2013	/s/Ronald W. Jibson Ronald W. Jibson Chairman, President and Chief Executive Officer, Questar and Questar Gas

May 1, 2013	/s/R. Allan Bradley R. Allan Bradley President and Chief Executive Officer, Questar Pipeline

May 1, 2013	/s/Kevin W. Hadlock Kevin W. Hadlock Executive Vice President and Chief Financial Officer, Questar, Questar Gas and Questar Pipeline

Questar 2013 Form 10-Q	37

Exhibits No.	Exhibits

EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Questar Corporation

4.1*	Amended and Restated Multi-Year Revolving Credit Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed April 23, 2013).

EXHIBIT 10 - MATERIAL CONTRACTS

Questar Corporation

10.1*	Utah Public Service Commission Approves Wexpro II Agreement (Item 7.01 of Questar Corporation's Current Report on Form 8-K filed April 1, 2013).

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1	Questar Corporation ratio of earnings to fixed charges.

Questar Pipeline Company

12.2	Questar Gas Company ratio of earnings to fixed charges.

Questar Gas Company

12.3	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.3	Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.4	Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

Questar 2013 Form 10-Q	38

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

Questar 2013 Form 10-Q	39