Form 10-Q
period 2015-06-30
QUESTAR GAS CO; QUESTAR CORP; QUESTAR PIPELINE CO
filed 2015-08-06
CIK 68589, 751652, 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

(Exact name of registrant as specified in its charter)	Commission File Number:	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Questar Corporation	001-08796	Utah	87-0407509
Questar Gas Company	333-69210	Utah	87-0155877
Questar Pipeline Company	000-14147	Utah	87-0307414
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of June 30, 2015.

Questar Corporation	without par value	175,738,477
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

FILING FORMAT
This Quarterly Report on Form 10-Q is a combined report being filed by three separate registrants: Questar Corporation (Questar or the Company), Questar Gas Company and Questar Pipeline Company. Questar Gas Company and Questar Pipeline Company are wholly-owned subsidiaries of Questar. Separate financial statements for Wexpro Company have not been included since Wexpro is not a registrant. See Note 8 to the accompanying financial statements for a summary of operations by line of business. Information contained herein related to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

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

Questar 2015 Form 10-Q	2

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$141.7	$145.0	$516.5	$541.3	$936.1	$968.1
Wexpro	10.1	7.8	16.4	20.1	31.9	46.4
Questar Pipeline	46.5	48.1	93.3	96.1	187.4	190.3
Other	1.0	0.4	1.7	0.7	3.6	0.9
Total Revenues	199.3	201.3	627.9	658.2	1,159.0	1,205.7

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	(9.0)	(24.3)	122.8	123.9	185.2	217.4
Operating and maintenance	40.5	42.5	92.8	99.4	187.6	190.3
General and administrative	27.4	29.2	56.8	59.5	120.0	112.3
Production and other taxes	12.8	18.7	26.6	36.6	56.2	64.0
Depreciation, depletion and amortization	53.6	56.8	107.9	112.1	209.5	210.9
Abandonment and impairment	0.1	2.0	0.1	2.0	0.1	82.6
Total Operating Expenses	125.4	124.9	407.0	433.5	758.6	877.5
Net gain (loss) from asset sales	1.4	0.1	1.4	0.1	2.5	(0.2)
OPERATING INCOME	75.3	76.5	222.3	224.8	402.9	328.0
Interest and other income	1.5	1.2	2.9	3.0	6.5	6.8
Income from unconsolidated affiliate	1.0	0.9	1.9	1.8	3.6	3.6
Interest expense	(15.8)	(15.8)	(31.7)	(31.6)	(63.2)	(59.7)
INCOME BEFORE INCOME TAXES	62.0	62.8	195.4	198.0	349.8	278.7
Income taxes	(21.4)	(22.5)	(70.2)	(72.6)	(123.5)	(104.4)
NET INCOME	$40.6	$40.3	$125.2	$125.4	$226.3	$174.3

Earnings Per Common Share
Basic	$0.23	$0.23	$0.71	$0.71	$1.29	$0.99
Diluted	0.23	0.23	0.71	0.71	1.28	0.99
Weighted-average common shares outstanding
Used in basic calculation	176.4	175.8	176.3	175.7	176.1	175.7
Used in diluted calculation	176.6	176.1	176.5	176.1	176.4	176.1
Dividends per common share	$0.21	$0.19	$0.42	$0.37	$0.80	$0.73

See notes accompanying the financial statements

Questar 2015 Form 10-Q	3

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Net income	$40.6	$40.3	$125.2	$125.4	$226.3	$174.3
Other comprehensive income (loss):
Pension and other postretirement benefits	6.0	4.5	12.0	8.8	(93.7)	161.9
Interest rate cash flow hedge amortization	0.2	0.1	0.4	0.3	0.6	0.5
Commodity cash flow hedge	(0.3)	—	(0.3)	—	(0.3)	—
Income taxes	(2.2)	(1.8)	(4.6)	(3.6)	35.9	(62.3)
Net other comprehensive income (loss)	3.7	2.8	7.5	5.5	(57.5)	100.1
COMPREHENSIVE INCOME	$44.3	$43.1	$132.7	$130.9	$168.8	$274.4

See notes accompanying the financial statements

Questar 2015 Form 10-Q	4

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	June 30, 2014	Dec. 31, 2014
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$32.0
Accounts receivable, net	53.3	72.5	118.1
Unbilled gas accounts receivable	11.6	15.4	93.7
Gas stored underground	30.6	29.6	43.7
Materials and supplies	30.7	24.6	30.4
Current regulatory assets	57.1	59.0	79.6
Prepaid expenses and other	10.2	9.6	11.2
Deferred income taxes - current	8.3	14.5	5.8
Total Current Assets	201.8	225.2	414.5
Property, Plant and Equipment	6,057.2	5,789.9	5,961.5
Accumulated depreciation, depletion and amortization	(2,272.5)	(2,158.4)	(2,226.0)
Net Property, Plant and Equipment	3,784.7	3,631.5	3,735.5
Investment in unconsolidated affiliate	24.3	25.0	24.7
Noncurrent regulatory assets	23.7	18.5	25.0
Other noncurrent assets	50.4	51.0	50.0
TOTAL ASSETS	$4,084.9	$3,951.2	$4,249.7

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$2.5	$0.9	$—
Short-term debt	228.0	177.0	347.0
Accounts payable, accrued expenses and other	201.0	208.5	234.9
Current regulatory liabilities	2.6	13.6	13.4
Current portion of long-term debt and capital lease obligation	277.3	0.9	26.1
Total Current Liabilities	711.4	400.9	621.4
Long-term debt and capital lease obligation, less current portion	1,004.8	1,284.0	1,257.5
Deferred income taxes	715.6	711.0	715.6
Asset retirement obligations	70.6	69.4	69.3
Defined benefit pension plan and other postretirement benefits	125.1	78.5	185.7
Noncurrent regulatory liabilities	74.9	65.7	69.9
Customer contributions in aid of construction	27.4	30.1	29.2
Other noncurrent liabilities	46.3	42.1	54.9

COMMON SHAREHOLDERS' EQUITY
Common stock	480.8	469.4	476.8
Retained earnings	1,021.8	936.4	970.7
Accumulated other comprehensive (loss)	(193.8)	(136.3)	(201.3)
Total Common Shareholders' Equity	1,308.8	1,269.5	1,246.2
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$4,084.9	$3,951.2	$4,249.7
See notes accompanying the financial statements

Questar 2015 Form 10-Q	5

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended June 30,
	2015	2014
	(in millions)
OPERATING ACTIVITIES
Net income	$125.2	$125.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	111.3	116.4
Deferred income taxes	(7.2)	(4.6)
Abandonment and impairment	0.1	2.0
Share-based compensation	6.3	6.0
Net (gain) from asset sales	(1.4)	(0.1)
(Income) from unconsolidated affiliate	(1.9)	(1.8)
Distributions from unconsolidated affiliate and other	2.6	2.9
Changes in operating assets and liabilities	66.2	37.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	301.2	283.8

INVESTING ACTIVITIES
Property, plant and equipment	(127.3)	(134.4)
Questar Gas acquisition of gas distribution system	(11.4)	—
Cash used in disposition of assets	(1.8)	(1.7)
Proceeds from disposition of assets	1.1	0.8
NET CASH USED IN INVESTING ACTIVITIES	(139.4)	(135.3)

FINANCING ACTIVITIES
Common stock issued	1.5	1.0
Common stock repurchased	(4.1)	(2.9)
Change in short-term debt	(119.0)	(99.0)
Checks outstanding in excess of cash balances	2.5	0.9
Capital lease obligation repaid	(0.6)	(0.5)
Dividends paid	(74.1)	(65.0)
Tax benefits from share-based compensation	—	1.0
NET CASH USED IN FINANCING ACTIVITIES	(193.8)	(164.5)
Change in cash and cash equivalents	(32.0)	(16.0)
Beginning cash and cash equivalents	32.0	16.0
Ending cash and cash equivalents	$—	$—

See notes accompanying the financial statements

Questar 2015 Form 10-Q	6

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
REVENUES
From unaffiliated customers	$141.7	$145.0	$516.5	$541.3	$936.1	$968.1
From affiliated company	—	—	—	—	—	0.2
Total Revenues	141.7	145.0	516.5	541.3	936.1	968.3

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	84.0	87.2	317.6	341.8	580.6	618.3
Operating and maintenance	24.8	26.3	57.9	66.1	114.3	122.0
General and administrative	12.8	12.9	26.2	26.7	52.3	52.8
Depreciation and amortization	13.6	13.6	27.1	26.8	53.9	52.0
Other taxes	5.1	4.8	9.7	9.9	17.6	17.8
Total Operating Expenses	140.3	144.8	438.5	471.3	818.7	862.9
Net gain from asset sales	—	0.1	—	0.1	—	0.1
OPERATING INCOME	1.4	0.3	78.0	70.1	117.4	105.5
Interest and other income	1.2	1.3	2.3	2.6	5.6	5.2
Interest expense	(7.1)	(7.0)	(14.2)	(14.1)	(28.3)	(25.0)
INCOME (LOSS) BEFORE INCOME TAXES	(4.5)	(5.4)	66.1	58.6	94.7	85.7
Income taxes	1.7	2.1	(25.1)	(22.3)	(34.8)	(32.4)
NET INCOME (LOSS)	$(2.8)	$(3.3)	$41.0	$36.3	$59.9	$53.3

See notes accompanying the financial statements

Questar 2015 Form 10-Q	7

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2015	June 30, 2014	Dec. 31, 2014
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$19.8
Notes receivable from Questar	—	3.0	—
Accounts receivable, net	29.6	45.5	66.4
Unbilled gas accounts receivable	11.6	15.4	93.7
Accounts receivable from affiliates	68.3	43.6	45.2
Gas stored underground	26.1	27.8	40.3
Materials and supplies	18.7	13.1	19.2
Current regulatory assets	56.3	55.1	78.3
Prepaid expenses and other	3.8	4.8	3.5
Deferred income taxes - current	—	2.9	—
Total Current Assets	214.4	211.2	366.4
Property, Plant and Equipment	2,455.4	2,269.0	2,352.3
Accumulated depreciation and amortization	(799.9)	(761.4)	(780.3)
Net Property, Plant and Equipment	1,655.5	1,507.6	1,572.0
Noncurrent regulatory assets	19.8	15.0	21.3
Other noncurrent assets	9.2	9.6	9.3
TOTAL ASSETS	$1,898.9	$1,743.4	$1,969.0

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$4.1	$4.8	$—
Notes payable to Questar	59.7	—	119.3
Accounts payable and accrued expenses	106.7	91.1	111.9
Accounts payable to affiliates	77.8	65.1	78.7
Dividends payable to Questar	—	—	9.0
Customer advances	18.0	9.2	29.4
Current regulatory liabilities	1.0	12.8	12.5
Deferred income taxes - current	3.9	—	6.3
Total Current Liabilities	271.2	183.0	367.1
Long-term debt	534.5	534.5	534.5
Deferred income taxes	378.1	340.5	377.5
Noncurrent regulatory liabilities	65.5	57.1	60.9
Customer contributions in aid of construction	27.4	30.1	29.2
Other noncurrent liabilities	2.5	3.0	2.8
COMMON SHAREHOLDER'S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	266.1	264.5	265.4
Retained earnings	330.6	307.7	308.6
Total Common Shareholder's Equity	619.7	595.2	597.0
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,898.9	$1,743.4	$1,969.0

See notes accompanying the financial statements

Questar 2015 Form 10-Q	8

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended June 30,
	2015	2014
	(in millions)
OPERATING ACTIVITIES
Net income	$41.0	$36.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.9	29.4
Deferred income taxes	(1.8)	(0.2)
Share-based compensation	0.7	0.6
Net (gain) from asset sales	—	(0.1)
Changes in operating assets and liabilities	95.0	47.9
NET CASH PROVIDED BY OPERATING ACTIVITIES	164.8	113.9

INVESTING ACTIVITIES
Property, plant and equipment	(88.3)	(87.8)
Acquisition of gas distribution system	(11.4)	—
Cash used in disposition of assets	(1.4)	(1.4)
Proceeds from disposition of assets	0.1	0.4
Affiliated-company property, plant and equipment transfers	(0.1)	—
NET CASH USED IN INVESTING ACTIVITIES	(101.1)	(88.8)

FINANCING ACTIVITIES
Change in notes receivable from Questar	—	(3.0)
Change in notes payable to Questar	(59.6)	(17.7)
Checks outstanding in excess of cash balances	4.1	4.8
Dividends paid to Questar	(28.0)	(18.0)
NET CASH USED IN FINANCING ACTIVITIES	(83.5)	(33.9)
Change in cash and cash equivalents	(19.8)	(8.8)
Beginning cash and cash equivalents	19.8	8.8
Ending cash and cash equivalents	$—	$—

See notes accompanying the financial statements

Questar 2015 Form 10-Q	9

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
REVENUES
From unaffiliated customers	$46.5	$48.1	$93.3	$96.1	$187.4	$190.3
From affiliated companies	17.8	17.7	37.2	37.0	73.9	76.5
Total Revenues	64.3	65.8	130.5	133.1	261.3	266.8

OPERATING EXPENSES
Operating and maintenance	8.9	9.2	19.0	18.5	39.8	39.0
General and administrative	10.5	9.5	21.0	19.8	40.1	39.6
Depreciation and amortization	13.7	13.6	27.7	27.2	55.0	54.5
Asset impairment	—	—	—	—	—	80.6
Other taxes	2.1	2.4	4.4	4.7	8.8	9.1
Cost of sales (excluding operating expenses shown separately)	(0.2)	0.7	1.7	2.4	3.3	6.3
Total Operating Expenses	35.0	35.4	73.8	72.6	147.0	229.1
Net (loss) from asset sales	—	—	—	—	(0.5)	—
OPERATING INCOME	29.3	30.4	56.7	60.5	113.8	37.7
Interest and other income	0.2	0.1	0.4	0.4	1.2	1.6
Income from unconsolidated affiliate	1.0	0.9	1.9	1.8	3.6	3.6
Interest expense	(6.5)	(6.6)	(13.1)	(13.1)	(26.1)	(25.9)
INCOME BEFORE INCOME TAXES	24.0	24.8	45.9	49.6	92.5	17.0
Income taxes	(8.8)	(9.1)	(16.8)	(18.2)	(34.2)	(7.7)
NET INCOME	$15.2	$15.7	$29.1	$31.4	$58.3	$9.3

See notes accompanying the financial statements

Questar 2015 Form 10-Q	10

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Net income	$15.2	$15.7	$29.1	$31.4	$58.3	$9.3
Other comprehensive income (loss):
Interest rate cash flow hedge amortization	0.2	0.1	0.4	0.3	0.6	0.5
Commodity cash flow hedge	(0.3)	—	(0.3)	—	(0.3)	—
Income taxes	—	—	(0.1)	(0.1)	(0.1)	(0.2)
Net other comprehensive income (loss)	(0.1)	0.1	—	0.2	0.2	0.3
COMPREHENSIVE INCOME	$15.1	$15.8	$29.1	$31.6	$58.5	$9.6

See notes accompanying the financial statements

Questar 2015 Form 10-Q	11

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	June 30, 2014	Dec. 31, 2014
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1.0	$6.3	$7.4
Notes receivable from Questar	34.0	53.8	40.1
Accounts receivable, net	17.0	17.5	17.9
Accounts receivable from affiliates	47.1	37.3	39.2
Gas stored underground, at lower of average cost or market	4.5	1.8	3.4
Materials and supplies, at lower of average cost or market	7.4	7.2	6.9
Current regulatory assets	0.8	3.9	1.3
Prepaid expenses and other	2.8	2.9	4.3
Deferred income taxes - current	2.1	1.8	1.9
Total Current Assets	116.7	132.5	122.4
Property, Plant and Equipment	1,843.6	1,801.2	1,827.7
Accumulated depreciation and amortization	(697.8)	(651.3)	(673.9)
Net Property, Plant and Equipment	1,145.8	1,149.9	1,153.8
Investment in unconsolidated affiliate	24.3	25.0	24.7
Noncurrent regulatory and other assets	10.7	10.9	10.8
TOTAL ASSETS	$1,297.5	$1,318.3	$1,311.7

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable, accrued expenses and other	$21.8	$36.7	$21.7
Accounts payable to affiliates	9.1	24.7	5.8
Dividends payable to Questar	—	—	16.0
Current regulatory liabilities	1.6	0.8	0.9
Current portion of long-term debt	25.1	—	25.1
Total Current Liabilities	57.6	62.2	69.5
Long-term debt, less current portion	433.6	458.8	433.7
Deferred income taxes	240.7	228.2	241.4
Noncurrent regulatory and other liabilities	16.0	16.2	15.9

COMMON SHAREHOLDER'S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	352.7	350.5	351.4
Retained earnings	212.8	218.5	215.7
Accumulated other comprehensive (loss)	(22.5)	(22.7)	(22.5)
Total Common Shareholder's Equity	549.6	552.9	551.2
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,297.5	$1,318.3	$1,311.7

See notes accompanying the financial statements

Questar 2015 Form 10-Q	12

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended June 30,
	2015	2014
	(in millions)
OPERATING ACTIVITIES
Net income	$29.1	$31.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.9	28.4
Deferred income taxes	(1.1)	(0.5)
Share-based compensation	1.3	1.0
(Income) from unconsolidated affiliate	(1.9)	(1.8)
Distributions from unconsolidated affiliate and other	2.4	2.7
Changes in operating assets and liabilities	(5.9)	16.2
NET CASH PROVIDED BY OPERATING ACTIVITIES	52.8	77.4

INVESTING ACTIVITIES
Property, plant and equipment	(17.1)	(17.2)
Cash used in disposition of assets	(0.4)	(0.3)
Proceeds from disposition of assets	0.1	0.1
Affiliated-company property, plant and equipment transfers	0.1	—
NET CASH USED IN INVESTING ACTIVITIES	(17.3)	(17.4)

FINANCING ACTIVITIES
Change in notes receivable from Questar	6.1	(24.4)
Dividends paid to Questar	(48.0)	(32.0)
NET CASH USED IN FINANCING ACTIVITIES	(41.9)	(56.4)
Change in cash and cash equivalents	(6.4)	3.6
Beginning cash and cash equivalents	7.4	2.7
Ending cash and cash equivalents	$1.0	$6.3

See notes accompanying the financial statements

Questar 2015 Form 10-Q	13

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
NOTES ACCOMPANYING THE FINANCIAL STATEMENTS
(Unaudited)

The notes accompanying the financial statements apply to Questar Corporation, Questar Gas Company and Questar Pipeline Company unless otherwise noted.

Note 1 - Nature of Business

Questar Corporation is a Rockies-based integrated natural gas company with three principal complementary and wholly-owned lines of business:

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

Questar is headquartered in Salt Lake City, Utah. Shares of Questar common stock trade on the New York Stock Exchange (NYSE:STR).

Note 2 - Basis of Presentation of Interim Financial Statements

The interim financial statements contain the accounts of Questar and its wholly-owned subsidiaries. The financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), the instructions for Quarterly Reports on Form 10-Q and SEC Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, six and 12 months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Certain reclassifications were made to prior year information to conform to the current year presentation.

Questar and Questar Pipeline use the equity method to account for an investment in an unconsolidated affiliate where they do not have control, but have significant influence. The investment in the unconsolidated affiliate on the Condensed Consolidated Balance Sheets equals Questar Pipeline's proportionate share of equity reported by the unconsolidated affiliate. The investment is assessed for possible impairment when events indicate that the fair value of the investment may be below Questar Pipeline's carrying value. When such a condition is deemed to be other-than-temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income. White River Hub, LLC, a limited liability company and FERC-regulated transporter of natural gas, is the sole unconsolidated affiliate. Questar Pipeline owns 50% of White River Hub, LLC, and is the operator.

In March 2015, Questar Gas purchased Eagle Mountain City's municipal natural gas system for $11.4 million. The city has over 6,500 natural gas customers.

Questar Gas obtains the majority of its gas supply from Wexpro's cost-of-service production and pays Wexpro an operator service fee based on the terms of the Wexpro Agreement and the Wexpro II Agreement (Wexpro agreements). Questar Gas also obtains transportation and storage services from Questar Pipeline. These intercompany revenues and expenses are eliminated in the Questar Consolidated Statements of Income by reducing revenues and cost of sales. The underlying costs of Wexpro's production and Questar Pipeline's transportation and storage services are disclosed in other categories in the Consolidated

Questar 2015 Form 10-Q	14

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

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Questar Gas
Gas purchases	$2.2	$3.9	$43.2	$96.6	$83.1	$169.6
Operator service fee	75.5	94.4	160.3	183.5	326.5	331.1
Transportation and storage	18.1	18.6	40.3	40.7	79.2	80.7
Gathering	5.6	4.8	11.0	9.7	22.3	19.4
Royalties	6.9	18.3	18.8	35.6	43.3	58.5
Storage (injection) withdrawal, net	(16.7)	(21.6)	14.2	11.4	1.7	(8.6)
Purchased-gas account adjustment	(8.9)	(32.5)	27.3	(38.1)	19.6	(37.1)
Other	1.3	1.3	2.5	2.4	4.9	4.7
Total Questar Gas cost of natural gas sold	84.0	87.2	317.6	341.8	580.6	618.3
Elimination of Questar Gas cost of natural gas sold - affiliated companies	(93.2)	(112.5)	(197.2)	(220.7)	(399.9)	(407.7)
Total Questar Gas cost of natural gas sold - unaffiliated parties	(9.2)	(25.3)	120.4	121.1	180.7	210.6
Questar Pipeline
Total Questar Pipeline cost of sales	(0.2)	0.7	1.7	2.4	3.3	6.3
Other cost of sales	0.4	0.3	0.7	0.4	1.2	0.5
Total cost of sales	$(9.0)	$(24.3)	$122.8	$123.9	$185.2	$217.4

Note 3 - Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period, which includes vested undistributed restricted stock units (RSUs) and vested undistributed deferred RSUs. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of RSUs with forfeitable dividend equivalents and the distribution of performance shares that are part of the Company's Long-Term Stock Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. Restricted shares and RSUs with nonforfeitable dividends or dividend equivalents are participating securities for the computation of basic EPS under the two-class method. The application of the two-class method has an insignificant impact on the calculation of Questar's basic and diluted EPS. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Weighted-average basic common shares outstanding	176.4	175.8	176.3	175.7	176.1	175.7
Potential number of shares issuable under the Company's LTSIP	0.2	0.3	0.2	0.4	0.3	0.4
Weighted-average diluted common shares outstanding	176.6	176.1	176.5	176.1	176.4	176.1

Questar 2015 Form 10-Q	15

Note 4 - Accumulated Other Comprehensive Income

Comprehensive income, as reported in Questar's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income as reported in the Questar Consolidated Statements of Income and net other comprehensive income (loss) (OCI). OCI includes recognition of the under-funded position of pension and other postretirement benefit plans, interest rate and commodity-based cash flow hedges, changes in the fair value of long-term investment, and the related income taxes. Income or loss is recognized when the pension and other postretirement benefit (OPB) costs are accrued, as the Company records interest expense for hedged interest payments, as the Company reaches settlement of commodity-based hedges and when the long-term investment is sold.

Details of the changes in the components of consolidated accumulated other comprehensive income (loss) (AOCI), net of income taxes, as reported in Questar's Condensed Consolidated Balance Sheets, are shown in the tables below. The tables also disclose details of income taxes related to each component of OCI.

	Pension and OPB	Interest rate cash flow hedges	Commodity cash flow hedges	Long-term investment	Total
3 Months Ended June 30, 2015
	(in millions)
AOCI at beginning of period	$(175.2)	$(22.4)	$—	$0.1	$(197.5)
OCI before reclassifications	—	—	(0.3)	—	(0.3)
Reclassified from AOCI(1)	6.0	0.2	—	—	6.2
Income taxes
OCI before reclassifications	—	—	0.1	—	0.1
Reclassified from AOCI(2)	(2.2)	(0.1)	—	—	(2.3)
Total income taxes	(2.2)	(0.1)	0.1	—	(2.2)
Net other comprehensive income (loss)	3.8	0.1	(0.2)	—	3.7
AOCI at end of period	$(171.4)	$(22.3)	$(0.2)	$0.1	$(193.8)

	Pension and OPB	Interest rate cash flow hedges	Long-term investment	Total
3 Months Ended June 30, 2014
	(in millions)
AOCI at beginning of period	$(116.4)	$(22.8)	$0.1	$(139.1)
Reclassified from AOCI(1)	4.5	0.1	—	4.6
Income taxes
Reclassified from AOCI(2)	(1.8)	—	—	(1.8)
Total income taxes	(1.8)	—	—	(1.8)
Net other comprehensive income	2.7	0.1	—	2.8
AOCI at end of period	$(113.7)	$(22.7)	$0.1	$(136.3)

Questar 2015 Form 10-Q	16

	Pension and OPB	Interest rate cash flow hedges	Commodity cash flow hedges	Long-term investment	Total
6 Months Ended June 30, 2015
	(in millions)
AOCI at beginning of period	$(178.9)	$(22.5)	$—	$0.1	$(201.3)
OCI before reclassifications	—	—	(0.3)	—	(0.3)
Reclassified from AOCI(1)	12.0	0.4	—	—	12.4
Income taxes
OCI before reclassifications	—	—	0.1	—	0.1
Reclassified from AOCI(2)	(4.5)	(0.2)	—	—	(4.7)
Total income taxes	(4.5)	(0.2)	0.1	—	(4.6)
Net other comprehensive income (loss)	7.5	0.2	(0.2)	—	7.5
AOCI at end of period	$(171.4)	$(22.3)	$(0.2)	$0.1	$(193.8)

	Pension and OPB	Interest rate cash flow hedges	Long-term investment	Total
6 Months Ended June 30, 2014
	(in millions)
AOCI at beginning of period	$(119.0)	$(22.9)	$0.1	$(141.8)
Reclassified from AOCI(1)	8.8	0.3	—	9.1
Income taxes
Reclassified from AOCI(2)	(3.5)	(0.1)	—	(3.6)
Total income taxes	(3.5)	(0.1)	—	(3.6)
Net other comprehensive income	5.3	0.2	—	5.5
AOCI at end of period	$(113.7)	$(22.7)	$0.1	$(136.3)

(1) Interest rate cash flow hedge amounts are included in their entirety as charges to interest expense on the Consolidated Statements of Income.
(2) Income tax reclassifications related to interest rate cash flow hedge amounts are included in their entirety as credits to income taxes on the Consolidated Statements of Income.

Pension and other postretirement benefit AOCI reclassifications are included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for additional details.

Comprehensive income, as reported in Questar Pipeline's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income as reported in the Questar Pipeline Consolidated Statements of Income and net OCI. OCI includes interest rate and commodity-based cash flow hedges and the related income taxes. Income or loss is recognized as the company records interest expense for hedged interest payments and as the company reaches settlement of commodity-based hedges. Disclosures above regarding interest rate and commodity-based cash flow hedges, including related income taxes and income statement reclassification effects, apply to Questar Pipeline.

Note 5 - Asset Retirement Obligations

Questar records an asset retirement obligation (ARO) along with an increase to the carrying value of the related property, plant and equipment when there is a legal obligation associated with the retirement of a tangible long-lived asset. Questar's AROs apply primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The Company has not recorded AROs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. The fair value of retirement costs is estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to estimates result from material changes in the expected timing or amount of cash flows

Questar 2015 Form 10-Q	17

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

	6 Months Ended
	June 30,
	2015	2014
	(in millions)
AROs at beginning of year	$69.3	$67.7
Accretion	1.7	1.7
Liabilities incurred	0.5	0.5
Revisions in estimated cash flows	5.7	0.4
Liabilities settled	(6.6)	(0.9)
AROs at end of period	$70.6	$69.4

Wexpro collects from Questar Gas and deposits in trust certain funds related to AROs. The funds are recorded as other noncurrent assets and used to satisfy retirement obligations as the properties are abandoned. The accounting treatment of reclamation activities associated with AROs for properties administered under the Wexpro agreements is defined in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Wyoming Public Service Commission.

Note 6 - Fair Value Measurements

Questar complies with the accounting standards for fair value measurements and disclosures. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Fair value accounting standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis.

Questar
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Quarterly Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2015		June 30, 2014		Dec. 31, 2014
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$—	$—	$32.0	$32.0
Long-term investment	1	16.7	16.7	15.6	15.6	15.7	15.7
Financial liabilities
Checks outstanding in excess of cash balances	1	2.5	2.5	0.9	0.9	—	—
Short-term debt	1	228.0	228.0	177.0	177.0	347.0	347.0
Long-term debt, including current portion	2	1,244.3	1,320.5	1,246.1	1,367.0	1,245.2	1,356.1

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

Questar 2015 Form 10-Q	18

The Questar Condensed Consolidated Balance Sheet includes a nonrecurring fair value measurement at June 30, 2014 related to the impairment of Wexpro's investment in the Brady field. The asset's fair value of zero is based on Wexpro's assessment that the field has reached the end of its productive life and will no longer generate positive cash flows. This is a Level 3 fair value measurement because the inputs are unobservable. See Note 11 for additional information.

Questar Gas
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Quarterly Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2015		June 30, 2014		Dec. 31, 2014
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$—	$—	$19.8	$19.8
Notes receivable from Questar	1	—	—	3.0	3.0	—	—
Financial liabilities
Checks outstanding in excess of cash balances	1	4.1	4.1	4.8	4.8	—	—
Notes payable to Questar	1	59.7	59.7	—	—	119.3	119.3
Long-term debt	2	534.5	581.5	534.5	602.0	534.5	607.2

The carrying amounts of notes receivable from and notes payable to Questar approximate fair value because of their short maturities and market-based interest rates. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Gas's current credit risk-adjusted borrowing rates.

Questar Pipeline
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Quarterly Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2015		June 30, 2014		Dec. 31, 2014
		(in millions)
Financial assets
Cash and cash equivalents	1	$1.0	$1.0	$6.3	$6.3	$7.4	$7.4
Notes receivable from Questar	1	34.0	34.0	53.8	53.8	40.1	40.1
Financial liabilities
Long-term debt, including current portion	2	458.7	487.6	458.8	507.7	458.8	495.5

The carrying amounts of notes receivable from Questar approximate fair value because of their short maturities and market-based interest rates. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit risk-adjusted borrowing rates.

Note 7 - Derivatives and Hedging

Questar and its subsidiaries may enter into derivative instruments to manage exposure to changes in current and future market interest rates. Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million in the fourth quarter of 2011 because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt. See the Condensed Consolidated Statements of Comprehensive Income and Note 4 for details regarding reclassifications of AOCI related to

Questar 2015 Form 10-Q	19

deferred interest rate cash flow hedge losses to interest expense for the three and six months ended June 30, 2015 and June 30, 2014.

Reclassifications into earnings of amounts reported in AOCI will continue while interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.5 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. There was a $0.3 million derivative liability outstanding at June 30, 2015, and no derivative assets or liabilities outstanding June 30, 2014 or December 31, 2014.

Note 8 - Operations by Line of Business

Questar's three principal complementary lines of business include Questar Gas, which provides retail natural gas distribution in Utah, Wyoming and Idaho; Wexpro, which develops and produces natural gas from cost-of-service reserves for Questar Gas customers; and Questar Pipeline, which operates interstate natural gas pipelines and storage facilities and provides other energy services. Line-of-business information is presented according to senior management's basis for evaluating performance and considering differences in the nature of products, services and regulation, among other factors.

Following is a summary of operations by line of business:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Revenues from Unaffiliated Customers
Questar Gas	$141.7	$145.0	$516.5	$541.3	$936.1	$968.1
Wexpro	10.1	7.8	16.4	20.1	31.9	46.4
Questar Pipeline	46.5	48.1	93.3	96.1	187.4	190.3
Other	1.0	0.4	1.7	0.7	3.6	0.9
Total	$199.3	$201.3	$627.9	$658.2	$1,159.0	$1,205.7

Revenues from Affiliated Companies
Questar Gas	$—	$—	$—	$—	$—	$0.2
Wexpro	75.6	94.9	160.4	184.0	326.7	331.7
Questar Pipeline	17.8	17.7	37.2	37.0	73.9	76.5
Total	$93.4	$112.6	$197.6	$221.0	$400.6	$408.4

Operating Income (Loss)
Questar Gas	$1.4	$0.3	$78.0	$70.1	$117.4	$105.5
Wexpro	41.8	45.8	83.5	94.3	172.5	180.8
Questar Pipeline	29.3	30.4	56.7	60.5	113.8	37.7
Corporate and other	2.8	—	4.1	(0.1)	(0.8)	4.0
Total	$75.3	$76.5	$222.3	$224.8	$402.9	$328.0

Net Income (Loss)
Questar Gas	$(2.8)	$(3.3)	$41.0	$36.3	$59.9	$53.3
Wexpro	27.9	30.1	55.6	61.9	116.5	117.8
Questar Pipeline	15.2	15.7	29.1	31.4	58.3	9.3
Corporate and other	0.3	(2.2)	(0.5)	(4.2)	(8.4)	(6.1)
Total	$40.6	$40.3	$125.2	$125.4	$226.3	$174.3

Questar 2015 Form 10-Q	20

Note 9 - Employee Benefits

The Company has a noncontributory defined benefit pension plan covering a majority of its employees and postretirement medical and life insurance plans providing coverage to less than half of its employees. Employees hired or rehired after June 30, 2010, are not eligible for the noncontributory defined benefit pension plan and employees hired or rehired after December 31, 1996, are not eligible for the postretirement medical plan and are not eligible to receive basic life insurance once they retire.

Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified pension plan, as determined by the Employee Retirement Income Security Act and the Internal Revenue Code. The 2015 estimated net cost for the qualified pension plan is $19.0 million. The projected 2015 qualified pension plan funding is $69.0 million.

The Company also has a nonqualified pension plan that covers a group of management employees in addition to the noncontributory qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee, above the benefit limit defined by the Internal Revenue Service (IRS) for the qualified plan. The nonqualified pension plan is unfunded; benefits are paid from the Company's general funds. The 2015 estimated net cost for the nonqualified pension plan is $3.9 million.

Components of the qualified and nonqualified net periodic pension cost are listed in the table below:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost	$3.4	$3.0	$6.8	$6.0	$12.6	$12.8
Interest cost	8.1	8.3	16.2	16.7	32.9	31.8
Expected return on plan assets	(11.7)	(10.7)	(23.3)	(21.3)	(45.6)	(40.3)
Prior service cost	—	0.2	—	0.3	0.3	0.8
Recognized net actuarial loss	5.7	4.0	11.4	7.9	18.9	23.1
Net pension cost	$5.5	$4.8	$11.1	$9.6	$19.1	$28.2

The Company currently estimates a $2.1 million net cost for postretirement benefits other than pensions in 2015, before accretion of a regulatory liability. Net periodic postretirement benefit cost components are listed in the table below:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost	$0.1	$0.1	$0.3	$0.3	$0.6	$0.6
Interest cost	0.9	1.0	1.8	2.0	3.6	3.8
Expected return on plan assets	(0.8)	(0.7)	(1.6)	(1.5)	(3.1)	(2.8)
Recognized net actuarial loss	0.3	0.3	0.6	0.6	0.7	2.2
Accretion of regulatory liability	0.2	0.2	0.4	0.4	0.8	0.6
Net postretirement benefit cost	$0.7	$0.9	$1.5	$1.8	$2.6	$4.4

Note 10 - Contingencies

Questar and each of its subsidiaries are involved in various commercial, environmental, and regulatory claims. Litigation and other legal proceedings arise in the ordinary course of business. Except as stated below concerning the QEP lawsuit, management does not believe any litigation or other legal proceedings individually or in the aggregate will have a material adverse effect on Questar's, Questar Gas's or Questar Pipeline's financial position, results of operations or cash flows.

Questar 2015 Form 10-Q	21

A liability is recorded for a loss contingency when its occurrence is probable and its amount can be reasonably estimated. If some amount within a range of possible outcomes appears to be a better estimate than any other amount within the range, that amount is recorded. Otherwise, the minimum amount in the range is recorded. Disclosures are provided for contingencies reasonably likely to occur, which would have a material adverse effect on Questar's, Questar Gas's or Questar Pipeline's financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Litigation
On May 1, 2012, Questar Gas Company filed a legal action against QEP Field Services Company, a subsidiary of QEP Resources, Inc. The case, entitled Questar Gas Company v. QEP Field Services Company, was filed in the Third District Court in Salt Lake County, Utah. Questar Gas believes certain charges of QEP Field Services Company for gathering services exceed the amounts contemplated under a Gas Gathering Agreement, effective September 1, 1993, pertaining to certain gas produced by Wexpro Company under the Wexpro Agreement. Questar Gas is alleging breach of contract by QEP Field Services Company and is seeking an accounting, damages and a declaratory judgment relating to the services and charges under the Gas Gathering Agreement. The charges under the Gas Gathering Agreement are included in Questar Gas's rates as part of its purchased-gas costs. QEP Field Services Company filed an answer and counterclaim alleging that Questar Gas breached the Agreement by failing to allow QEP Field Services to gather and process gas from certain wells located in two fields in the state of Wyoming.

On August 13, 2013, QEP Field Services Company assigned its interest in the Gas Gathering Agreement to QEPM Gathering I, LLC, a subsidiary of the general partner of the master limited partnership QEP Midstream Partners. Plaintiffs have filed an amended complaint naming QEP Midstream Partners, LP; QEP Midstream Partners GP, LLC; QEP Midstream Partners Operating, LLC; and QEPM Gathering I, LLC (QEP MLP Entities). QEP Field Services and Tesoro Logistics LP (Tesoro) entered into a Membership Interest Purchase Agreement dated October 19, 2014, to transfer QEP Field Services’ interest in the QEP MLP Entities and related assets and liabilities of QEP Field Services to Tesoro, including control of this legal action. Tesoro closed on the transaction for QEP’s midstream business on December 2, 2014.

On December 2, 2014, the court issued a memorandum decision granting two motions for partial summary judgment for breach of contract filed by Questar Gas. The court found QEP Field Services Company breached the Gas Gathering Agreement by overcharging Questar Gas in its gathering rates. The court also denied two motions for partial summary judgment filed by QEP Field Services to reduce or limit contract damages. The court also denied cross-motions for partial summary judgment filed by both parties relating to another claim of breach of contract. The issues raised by the cross-motions, QEP Field Services’ counterclaim and damages on all claims are currently reserved for trial. Trial has been scheduled for April 2016.

While Questar Gas intends to vigorously pursue its legal rights, the claims and counterclaims involve complex legal issues and uncertainties that make it difficult to predict the outcome of the case and therefore management cannot determine at this time whether this litigation may have a material adverse effect on its financial position, results of operations or cash flows.

In February 2015, a trial was held in the case of Rocky Mountain Resources and Robert N. Floyd v. QEP Energy Company and Wexpro Company, Ninth Judicial District, County of Sublette, State of Wyoming, Case No. 2011-7816. Plaintiffs allege they are entitled to a 4% overriding royalty interest (ORRI) in a so-called replacement state oil and gas lease ultimately assigned to Wexpro and QEP Energy Company (QEP) in the Pinedale Field. Wexpro and QEP believe the former state leases subject to the ORRI expired and a new lease was issued by the State of Wyoming unburdened by the 4% ORRI. A jury decision was reached on February 13, 2015, that awarded the Plaintiffs $14.1 million from Wexpro and $16.2 million from QEP. Wexpro and QEP plan to file an appeal of the case to the Wyoming Supreme Court. Wexpro has accrued its estimate of liability in the case. Any additional royalties will be recovered from Questar Gas’s customers.

Note 11 - Asset Impairments

During the second quarter of 2014, Wexpro recorded a pre-tax abandonment and impairment charge of $2.0 million for its share of the remaining investment in the Brady field. Wexpro concluded that the field had reached the end of its productive life because it was no longer economical to produce natural gas and oil. In the second quarter of 2015, Wexpro sold its share of the Brady field and recognized a gain of $1.4 million.

During the third quarter of 2013, Questar Pipeline updated its five-year forecast for the eastern segment of Southern Trails Pipeline, which resulted in revised projections of higher operating expenses, including right-of-way and pipeline safety costs. Current and projected market rates for natural gas transportation between the San Juan Basin and California markets did not cover these increasing operating expenses. Because of changes in expected cash flows in the third quarter of 2013 and the lack

Questar 2015 Form 10-Q	22

of progress in selling or recontracting this pipeline, Questar Pipeline recorded a noncash impairment of its entire investment in the eastern segment of Southern Trails Pipeline of $80.6 million, or $52.4 million after income taxes. Questar Pipeline used a probability-weighted discounted cash flow analysis that included significant inputs such as Questar Pipeline's cost of capital and assumptions regarding future transportation rates and operating costs.

Note 12 - Accounting Developments

In July 2015, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2015-11, Inventory (Topic 330). The ASU states that inventory should be measured at the lower of cost and net realizable value. The guidance will be effective beginning January 1, 2017 and will be applied prospectively. The Company is currently evaluating the ASU's effect on its financial position, results of operations and cash flows.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (Topic 820). The ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and it removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The guidance will be effective beginning January 1, 2016 and early adoption is permitted. The new guidance must be applied retrospectively to all periods presented. The Company is currently evaluating the ASU's effect on its disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). The ASU simplifies the presentation of debt issuance costs by requiring that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance will be effective beginning January 1, 2016 and early adoption is permitted. The new guidance must be applied retrospectively for each prior period presented. The Company is currently evaluating the ASU's effect on its financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU replaces most of the existing revenue guidance with a single set of principles, including changes in recognition and disclosure requirements. The revised effective date will be January 1, 2018 and early adoption is permitted beginning January 1, 2017. The new guidance must be applied retrospectively for each prior period presented or via a cumulative effect upon the date of initial application. The Company is currently evaluating the ASU's effect on its financial position, results of operations or cash flows, as well as which transition approach it will take.

Questar 2015 Form 10-Q	23

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2014 Form 10-K and analyzes the changes in the results of operations between the three, six and 12 months ended June 30, 2015 and 2014. For definitions of commonly used terms found in this Quarterly Report, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2014 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income by line of business:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2015	2014	Change	2015	2014	Change	2015	2014	Change
	(in millions, except per-share amounts)
Questar Gas	$(2.8)	$(3.3)	$0.5	$41.0	$36.3	$4.7	$59.9	$53.3	$6.6
Wexpro	27.9	30.1	(2.2)	55.6	61.9	(6.3)	116.5	117.8	(1.3)
Questar Pipeline(1)	15.2	15.7	(0.5)	29.1	31.4	(2.3)	58.3	9.3	49.0
Corporate and other	0.3	(2.2)	2.5	(0.5)	(4.2)	3.7	(8.4)	(6.1)	(2.3)
Net income	$40.6	$40.3	$0.3	$125.2	$125.4	$(0.2)	$226.3	$174.3	$52.0
Add: after-tax asset impairment charge(1)	—	—	—	—	—	—	—	52.4	(52.4)
Adjusted earnings	$40.6	$40.3	$0.3	$125.2	$125.4	$(0.2)	$226.3	$226.7	$(0.4)

Earnings per share - diluted	$0.23	$0.23	$—	$0.71	$0.71	$—	$1.28	$0.99	$0.29
Add: diluted loss per share attributable to impairment(1)	—	—	—	—	—	—	—	0.29	(0.29)
Adjusted earnings per share - diluted	$0.23	$0.23	$—	$0.71	$0.71	$—	$1.28	$1.28	$—

Weighted-average diluted shares	176.6	176.1	0.5	176.5	176.1	0.4	176.4	176.1	0.3

(1) Third quarter 2013 impairment of the eastern segment of Questar Pipeline's Southern Trails Pipeline.

Management believes that the above non-GAAP financial measures, indicated by the word "Adjusted" in their captions, provide an indication of the Company's ongoing results of operations because of the impairment charge's infrequent and nonrecurring nature (see Note 11).

QUESTAR GAS
Questar Gas reported a net loss of $2.8 million in the second quarter of 2015 compared to a net loss of $3.3 million in the second quarter of 2014. Questar Gas net income was $41.0 million in the first half of 2015 compared to $36.3 million in the first half of 2014. Net income was $59.9 million in the 12 months ended June 30, 2015, compared to $53.3 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year.

Questar 2015 Form 10-Q	24

Following is a summary of Questar Gas financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2015	2014	Change	2015	2014	Change	2015	2014	Change
	(in millions)
Net Income (Loss)
Revenues
Residential and commercial sales	$124.9	$124.4	$0.5	$481.1	$500.8	$(19.7)	$856.0	$889.0	$(33.0)
Industrial sales	6.3	7.0	(0.7)	12.4	13.7	(1.3)	28.6	28.5	0.1
Transportation for industrial customers	4.7	4.3	0.4	10.0	8.6	1.4	19.3	16.4	2.9
Service	1.3	1.3	—	2.7	2.8	(0.1)	4.7	4.8	(0.1)
Other	4.5	8.0	(3.5)	10.3	15.4	(5.1)	27.5	29.6	(2.1)
Total Revenues	141.7	145.0	(3.3)	516.5	541.3	(24.8)	936.1	968.3	(32.2)
Cost of natural gas sold	84.0	87.2	(3.2)	317.6	341.8	(24.2)	580.6	618.3	(37.7)
Margin	57.7	57.8	(0.1)	198.9	199.5	(0.6)	355.5	350.0	5.5
Other Operating Expenses
Operating and maintenance	24.8	26.3	(1.5)	57.9	66.1	(8.2)	114.3	122.0	(7.7)
General and administrative	12.8	12.9	(0.1)	26.2	26.7	(0.5)	52.3	52.8	(0.5)
Depreciation and amortization	13.6	13.6	—	27.1	26.8	0.3	53.9	52.0	1.9
Other taxes	5.1	4.8	0.3	9.7	9.9	(0.2)	17.6	17.8	(0.2)
Total Other Operating Expenses	56.3	57.6	(1.3)	120.9	129.5	(8.6)	238.1	244.6	(6.5)
Net gain from asset sales	—	0.1	(0.1)	—	0.1	(0.1)	—	0.1	(0.1)
OPERATING INCOME	1.4	0.3	1.1	78.0	70.1	7.9	117.4	105.5	11.9
Interest and other income	1.2	1.3	(0.1)	2.3	2.6	(0.3)	5.6	5.2	0.4
Interest expense	(7.1)	(7.0)	(0.1)	(14.2)	(14.1)	(0.1)	(28.3)	(25.0)	(3.3)
Income taxes	1.7	2.1	(0.4)	(25.1)	(22.3)	(2.8)	(34.8)	(32.4)	(2.4)
NET INCOME (LOSS)	$(2.8)	$(3.3)	$0.5	$41.0	$36.3	$4.7	$59.9	$53.3	$6.6

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	13.9	14.5	(0.6)	51.0	58.4	(7.4)	90.6	105.1	(14.5)
Industrial sales	0.9	1.0	(0.1)	1.8	2.1	(0.3)	4.0	4.4	(0.4)
Transportation for industrial customers	18.8	18.1	0.7	36.4	38.6	(2.2)	79.1	73.5	5.6
Total industrial	19.7	19.1	0.6	38.2	40.7	(2.5)	83.1	77.9	5.2
Total deliveries	33.6	33.6	—	89.2	99.1	(9.9)	173.7	183.0	(9.3)
Natural gas revenue (per dth)
Residential and commercial sales	$9.03	$8.61	$0.42	$9.44	$8.58	$0.86	$9.45	$8.46	$0.99
Industrial sales	6.55	6.35	0.20	6.87	6.48	0.39	7.38	6.64	0.74
Transportation for industrial customers	0.25	0.24	0.01	0.27	0.22	0.05	0.24	0.22	0.02
(Warmer) than normal temperatures	(19%)	(16%)	(3%)	(23%)	(16%)	(7%)	(21%)	(9%)	(12%)
Temperature-adjusted usage per customer (dth)	14.8	17.2	(2.4)	60.0	67.2	(7.2)	101.7	111.3	(9.6)
Customers at June 30, (in thousands)	979	954	25

Questar 2015 Form 10-Q	25

Margin Analysis
Questar Gas margin (revenues minus gas costs) decreased $0.1 million in the second quarter of 2015 compared to the second quarter of 2014, decreased $0.6 million in the first half of 2015 compared to the first half of 2014 and increased $5.5 million in the 12 months ended June 30, 2015, compared to the 12 months ended June 30, 2014. Following is a summary of major changes in Questar Gas margin:

	3 Months 2015 vs. 2014	6 Months 2015 vs. 2014	12 Months 2015 vs. 2014
	(in millions)
Customer growth	$0.6	$3.6	$6.0
Transportation	0.3	1.5	3.6
Change in general-service rates	0.4	11.3	21.2
Infrastructure-replacement cost recovery	0.5	(5.6)	(13.6)
Energy-efficiency program cost recovery	(2.2)	(10.9)	(12.5)
Recovery of gas-cost portion of bad-debt costs	—	—	0.8
Other	0.3	(0.5)	—
Increase (decrease)	$(0.1)	$(0.6)	$5.5

At June 30, 2015, Questar Gas served 978,674 customers, up 2.6% from 953,810 at June 30, 2014. The increase includes the purchase of Eagle Mountain City's natural gas system for $11.4 million on March 5, 2015. The acquisition added over 6,500 natural gas customers. The customer growth rate without the acquisition was 1.9%. Customer growth increased the margin by $0.6 million in the second quarter of 2015, $3.6 million in the first half of 2015 and $6.0 million in the 12 months ended June 30, 2015.

Transportation service revenues increased the margin during the three-, six- and 12-month periods ended June 30, 2015. The second quarter and first half increases were due to new transportation rates and higher customer growth. The 12 month increase was due to higher deliveries for electric generation and new transportation rates.

Effective March 1, 2014, Questar Gas increased its rates in Utah by $7.6 million annually as a result of a general rate case filed in Utah in July 2013. The order in this rate case authorized an allowed return on equity of 9.85%. Questar Gas has an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year natural gas infrastructure-replacement program upon the completion of each project. The Utah general rate case reset the recovery of costs under the infrastructure-replacement program into general rates until Questar Gas invested $84 million in new pipelines. This dollar threshold was met in November 2014. Thereafter, Questar Gas was able to recover program capital expenditures through the infrastructure-replacement mechanism. Questar Gas margin from the infrastructure-replacement program was $0.5 million higher in the second quarter of 2015 than the second quarter of 2014, $5.6 million lower in the first half of 2015 and $13.6 million lower in the 12 months ended June 30, 2015 compared to the 12 months ended June 30, 2014.

In December 2014, Questar Gas held hearings on a general rate case in Wyoming. The Wyoming Public Service Commission (PSCW) ordered an increase in annualized revenues of $1.5 million and an authorized return on equity of 9.5%. The change in rates was effective March 1, 2015.

As described above in the Utah and Wyoming rate cases, the change in general-service rates, excluding the infrastructure-replacement program, increased the margin by $0.4 million in the second quarter of 2015, $11.3 million in the first half of 2015 and $21.2 million in the 12 months ended June 30, 2015 when compared to the same prior year periods.

Lower recovery of energy-efficiency program costs decreased Questar Gas margin during the three-, six- and 12-month periods ended June 30, 2015. Energy-efficiency program costs are incurred to promote energy conservation by customers. Changes in the margin contribution from energy-efficiency program revenues are offset by equivalent changes in program expenses.

Questar Gas benefits from a conservation enabling (revenue decoupling) tariff. Under this tariff, Questar Gas is allowed to earn a specified revenue for each general-service customer per month. Differences between the allowed revenue and the amount billed to customers are recovered from customers or refunded to customers through future rate changes. Because of this tariff, changes in usage per customer do not impact the company's margin. In addition, a weather-normalization adjustment of customer bills offsets the revenue impact of temperature variations.

Questar 2015 Form 10-Q	26

Cost of Natural Gas Sold
Cost of natural gas sold decreased 4% in the second quarter of 2015, 7% in the first half of 2015 and 6% in the 12 months ended June 30, 2015, compared to the same periods of 2014. The decreases in the three, six and 12 months ended June 30, 2015 were primarily due to lower volumes resulting from warmer weather. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the Public Service Commission of Utah (PSCU) and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of June 30, 2015, Questar Gas had a $12.0 million under-collected balance in the purchased-gas adjustment account representing costs incurred in excess of amounts recovered from customers.

Other Expenses
Operating and maintenance expenses decreased 6% in the second quarter of 2015, 12% in the first half of 2015 and 6% in the 12 months ended June 30, 2015, compared to the same periods of 2014. These decreases included lower energy-efficiency program costs of $2.2 million, $10.9 million and $12.5 million for the three-, six- and 12-month periods, respectively. The energy-efficiency program costs are for the company's energy-efficiency program and are recovered from customers through periodic rate changes. Excluding energy-efficiency program charges, operating and maintenance expenses increased 3% in the second quarter of 2015 compared to the second quarter of 2014, 6% in the first half of 2015 and 6% in the 12 months ended June 30, 2015, compared to the prior year periods. The second quarter and first half increases were primarily due to higher employee-related costs. The 12 month increase was due to higher system integrity management costs, higher bad debt expense and higher employee-related costs.

General and administrative expenses decreased 2% in the first half of 2015 and was essentially flat in the three- and 12-months ended June 30, 2015, compared to the prior year periods. The decrease was due to lower insurance costs. Operating, maintenance, general and administrative expenses per customer, exclusive of energy-efficiency program costs, were $143 in the 12 months ended June 30, 2015, compared to $142 in the 12 months ended June 30, 2014.

Other taxes were 6% higher in the second quarter, 2% lower in the first half of 2015 and essentially flat in the 12 months ended June 30, 2015, compared to year-earlier periods. The second quarter increase was primarily due to changes in estimated property tax assessments.

Depreciation and amortization expense was essentially unchanged in the second quarter and first half of 2015 and increased 4% in the 12 months ended June 30, 2015, compared to the 2014 periods. The higher expense was caused by plant additions driven by customer growth and infrastructure replacements.

WEXPRO
Wexpro reported net income of $27.9 million in the second quarter of 2015 compared to $30.1 million in the second quarter of 2014, a 7% decrease. Wexpro earned $55.6 million in the first half of 2015 compared to $61.9 million in the first half of 2014. Wexpro earned $116.5 million for the 12 months ended June 30, 2015, compared to $117.8 million for the year-earlier period.

Questar 2015 Form 10-Q	27

Following is a summary of Wexpro financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2015	2014	Change	2015	2014	Change	2015	2014	Change
	(in millions)
Net Income
Revenues
Operator service fee	$74.6	$93.8	$(19.2)	$159.1	$183.4	$(24.3)	$326.2	$331.7	$(5.5)
Oil and NGL sales	3.7	8.4	(4.7)	6.4	18.2	(11.8)	18.2	39.0	(20.8)
Natural gas sales	3.1	0.4	2.7	7.0	2.4	4.6	8.3	7.4	0.9
Other	4.3	0.1	4.2	4.3	0.1	4.2	5.9	—	5.9
Total Revenues	85.7	102.7	(17.0)	176.8	204.1	(27.3)	358.6	378.1	(19.5)
Operating Expenses
Operating and maintenance	5.8	6.9	(1.1)	14.1	14.2	(0.1)	29.4	27.8	1.6
Gathering and other handling	0.4	—	0.4	0.8	0.4	0.4	0.8	1.2	(0.4)
General and administrative	8.9	8.3	0.6	18.0	16.1	1.9	34.5	30.2	4.3
Production and other taxes	5.3	11.2	(5.9)	11.5	21.3	(9.8)	27.8	35.5	(7.7)
Depreciation, depletion and amortization	24.5	28.5	(4.0)	49.7	55.8	(6.1)	94.4	100.1	(5.7)
Exploration	0.3	—	0.3	0.5	—	0.5	2.1	—	2.1
Abandonment and impairment	0.1	2.0	(1.9)	0.1	2.0	(1.9)	0.1	2.0	(1.9)
Oil and NGL income sharing	—	—	—	—	—	—	—	0.2	(0.2)
Total Operating Expenses	45.3	56.9	(11.6)	94.7	109.8	(15.1)	189.1	197.0	(7.9)
Net gain (loss) from asset sales	1.4	—	1.4	1.4	—	1.4	3.0	(0.3)	3.3
OPERATING INCOME	41.8	45.8	(4.0)	83.5	94.3	(10.8)	172.5	180.8	(8.3)
Interest and other income	0.4	0.1	0.3	0.8	0.4	0.4	1.5	2.6	(1.1)
Interest expense	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.2)	(0.1)	(0.1)
Income taxes	(14.2)	(15.8)	1.6	(28.6)	(32.8)	4.2	(57.3)	(65.5)	8.2
NET INCOME	$27.9	$30.1	$(2.2)	$55.6	$61.9	$(6.3)	$116.5	$117.8	$(1.3)

Operating Statistics
Production volumes
Natural gas - cost-of-service deliveries (Bcf)	14.3	17.7	(3.4)	29.3	36.2	(6.9)	56.6	65.2	(8.6)
Natural gas - sales (Bcf)	1.2	0.1	1.1	2.4	0.5	1.9	2.7	1.9	0.8
Oil and NGL (Mbbl)	106	143	(37)	233	309	(76)	511	615	(104)
Natural gas average sales price (per Mcf)	$2.62	$3.82	$(1.20)	$2.86	$4.49	$(1.63)	$3.05	$3.96	$(0.91)
Oil and NGL average sales price (per bbl)	$46.52	$89.42	$(42.90)	$41.03	$86.77	$(45.74)	$57.15	$87.17	$(30.02)
Investment base at June 30, (in millions)	$629.5	$674.5	$(45.0)

Revenues
Wexpro earned a 17.6% after-tax return on its average investment base for the 12 months ended June 30, 2015, compared to a return of 18.8% for the 12 months ended June 30, 2014. The decline in return was due to the addition of the Wexpro II investment, which earns a lower return on the acquisition cost. Pursuant to the Wexpro agreements, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro currently earns a return of 19.76% on gas development drilling and a return of 7.65% on acquisition costs of Wexpro II properties. Wexpro's investment base includes its costs of acquired properties and commercial wells and related facilities, adjusted for working capital, deferred income taxes and accumulated depreciation, depletion and amortization. Property acquisition costs only pertain to properties that have been approved under

Questar 2015 Form 10-Q	28

the Wexpro II Agreement by the PSCU and PSCW (the Commissions). The investment base decreased by 7% in the 12 months ended June 30, 2015. The decrease was due to depreciation, depletion and amortization recorded during the period, offset by deferred income taxes and investment in commercial wells. Until natural gas prices increase, Wexpro's ability to grow its investment base will be limited and its is likely that the investment base will continue to decrease due to depreciation, depletion and amortization amounts exceeding continued investment.

Market prices for natural gas have declined significantly resulting in Wexpro's cost-of-service price exceeding the market price. Consequently, Wexpro has scaled back its gas development drilling program in 2015 and limited its investment to the completion of wells drilled in 2014. Wexpro generally designs its annual drilling program to provide cost-of-service production that is, on average, at or below the current 5-year Rockies-adjusted NYMEX forward price curve. Based on current natural gas market prices it would be difficult for new drilling under existing Wexpro and Wexpro II agreements to meet this standard.

For future drilling investment, Wexpro is exploring options that could allow Wexpro to invest in developmental drilling within the next few years. These options may include lowering the return earned on future development drilling under both the Wexpro and Wexpro II agreements. These options would not alter the return currently earned on Wexpro's existing investment base.

Following is a summary of changes in the Wexpro investment base:

	12 Months Ended June 30,
	2015	2014
	(in millions)
Beginning investment base	$674.5	$546.9
Property acquisitions	—	103.7
Successful development wells and related equipment	36.1	132.0
Depreciation, depletion and amortization	(88.2)	(93.6)
Change in deferred income taxes	7.1	(14.5)
Ending investment base	$629.5	$674.5

Wexpro produced 14.3 Bcf of cost-of-service natural gas for Questar Gas during the second quarter of 2015, down 19% from the second quarter of 2014. Wexpro produced 29.3 Bcf of cost-of-service in the first half of 2015 compared to 36.2 in the first half of 2014. Wexpro produced 56.6 Bcf of cost-of-service gas in the 12 months ended June 30, 2015, compared to 65.2 Bcf in the 12 months ended June 30, 2014. The decline in production is a result of fewer wells completed in 2015. Wexpro natural gas production currently provides the majority of Questar Gas's annual supply requirements.

Wexpro agreed to manage the combined production from the original Wexpro properties and the Trail acquisition to 65% of Questar Gas's annual forecasted demand. Beginning in June 2015 through May 2016 and for each subsequent 12-month period, if the combined annual production exceeds 65% of the forecasted demand and the cost-of-service price is greater than the Questar Gas purchased-gas price, an amount equal to the excess production times the excess price will be credited back to Questar Gas customers. Wexpro may also sell production to manage the 65% level and credit back to Questar Gas customers the higher of market price or the cost-of-service price times the sales volumes.

Revenues from oil and natural gas liquids (NGL) sales decreased 56% in the second quarter of 2015, 65% in the first half of 2015 and 53% in the 12 months ended June 30, 2015, compared to the year-earlier periods. Volumes decreased because Wexpro sold certain oil properties in 2014. Market prices for oil and NGL were also significantly lower in the 2015 periods.

Revenues from natural gas sales increased in the 2015 periods due to the Canyon Creek acquisition as described below. Wexpro sells production from this property at market prices.

Other revenues consist primarily of gains on the sale of property that were credited back to Questar Gas customers through reductions of the operator service fee. The sales of the Brady field and Spearhead Ranch and Powell Pressure Maintenance oil fields are described below.

Expenses
Operating and maintenance expenses were down 16% in the second quarter of 2015, essentially flat for the first half of 2015 and increased 6% for the 12 month period ended June 30, 2015, compared to prior year periods. The decrease in the second quarter was largely due to lower workover costs. The increase for the 12 months ended was primarily due to higher workover

Questar 2015 Form 10-Q	29

and labor costs. Declining natural gas production resulted in lease operating expense per Mcfe of $0.42 in the first half of 2015 compared to $0.37 in the first half of 2014.

General and administrative expenses were higher in the three-, six- and 12-month periods ended June 30, 2015, compared to prior year periods. The increases were due to higher employee and corporate allocated costs.

Production and other taxes were lower in the three-, six- and 12-month periods ended June 30, 2015, compared to prior year periods. The variability in production and other taxes is due to changes in the production volumes and the prices of natural gas, oil and NGL.

Depreciation, depletion and amortization expense decreased 14% in the second quarter of 2015, 11% in the first half of 2015 and 6% in the 12 months ended June 30, 2015, compared to the 2014 periods. The decreases were due to lower production volumes and lower investment in natural gas properties, wells and facilities.

Sale of Assets
During the second quarter of 2014, Wexpro recorded a pre-tax abandonment and impairment charge of $2.0 million for its share of the remaining investment in the Brady field. Wexpro concluded that the field had reached the end of its productive life because it was no longer economical to produce natural gas and oil. In the second quarter of 2015, Wexpro sold its share of the Brady field, recognized a gain of $1.4 million and credited $3.8 million back to Questar Gas customers through a reduction in the operator service fee.

In the third quarter of 2014, Wexpro sold its investment in the Spearhead Ranch and Powell Pressure Maintenance oil fields in central Wyoming. Wexpro recorded a gain of $1.5 million on this sale and credited $1.8 million back to Questar Gas customers through a reduction in the operator service fee.

Acquisition of Producing Properties and Inclusion in Wexpro II
In December 2014, Wexpro acquired an additional interest in its existing Wexpro-operated assets in the Canyon Creek Unit of southwestern Wyoming's Vermillion Basin for approximately $52.4 million. Essentially, this is a "bolt-on" acquisition to the company's current Canyon Creek assets, which are governed by the 1981 Wexpro Agreement. Under the terms of the Wexpro II Agreement, this property must be submitted to the Commissions to be considered for cost-of-service treatment for the benefit of Questar Gas customers.

In September 2013, Wexpro acquired an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin. In the first quarter of 2014, the Commissions approved a stipulation for inclusion of these properties in the Wexpro II Agreement, effective February 1, 2014.

QUESTAR PIPELINE
Questar Pipeline reported second quarter 2015 net income of $15.2 million, compared with net income of $15.7 million in the second quarter of 2014. Questar Pipeline earned $29.1 million in the first half of 2015, down from $31.4 million in the first half of 2014. Questar Pipeline earned $58.3 million and $9.3 million in the 12 months ended June 30, 2015 and 2014, respectively. The significantly lower earnings for the 12 months ended June 30, 2014 were due primarily to a $52.4 million after-tax write-down of the eastern segment of Southern Trails Pipeline in the third quarter of 2013.

Questar 2015 Form 10-Q	30

Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2015	2014	Change	2015	2014	Change	2015	2014	Change
	(in millions)
Net Income
Revenues
Transportation	$48.7	$48.3	$0.4	$99.1	$97.7	$1.4	$197.0	$195.1	$1.9
Storage	9.2	9.2	—	18.7	18.8	(0.1)	37.4	37.2	0.2
NGL sales	0.7	2.1	(1.4)	1.3	4.1	(2.8)	4.1	8.7	(4.6)
Energy services	3.0	3.4	(0.4)	6.3	6.2	0.1	12.8	12.4	0.4
Natural gas sales	0.2	—	0.2	0.2	1.5	(1.3)	0.2	4.5	(4.3)
Other	2.5	2.8	(0.3)	4.9	4.8	0.1	9.8	8.9	0.9
Total Revenues	64.3	65.8	(1.5)	130.5	133.1	(2.6)	261.3	266.8	(5.5)
Operating Expenses
Operating and maintenance	8.9	9.2	(0.3)	19.0	18.5	0.5	39.8	39.0	0.8
General and administrative	10.5	9.5	1.0	21.0	19.8	1.2	40.1	39.6	0.5
Depreciation and amortization	13.7	13.6	0.1	27.7	27.2	0.5	55.0	54.5	0.5
Asset impairment	—	—	—	—	—	—	—	80.6	(80.6)
Other taxes	2.1	2.4	(0.3)	4.4	4.7	(0.3)	8.8	9.1	(0.3)
Cost of sales	(0.2)	0.7	(0.9)	1.7	2.4	(0.7)	3.3	6.3	(3.0)
Total Operating Expenses	35.0	35.4	(0.4)	73.8	72.6	1.2	147.0	229.1	(82.1)
Net (loss) from asset sales	—	—	—	—	—	—	(0.5)	—	(0.5)
OPERATING INCOME	29.3	30.4	(1.1)	56.7	60.5	(3.8)	113.8	37.7	76.1
Interest and other income	0.2	0.1	0.1	0.4	0.4	—	1.2	1.6	(0.4)
Income from unconsolidated affiliate	1.0	0.9	0.1	1.9	1.8	0.1	3.6	3.6	—
Interest expense	(6.5)	(6.6)	0.1	(13.1)	(13.1)	—	(26.1)	(25.9)	(0.2)
Income taxes	(8.8)	(9.1)	0.3	(16.8)	(18.2)	1.4	(34.2)	(7.7)	(26.5)
NET INCOME	$15.2	$15.7	$(0.5)	$29.1	$31.4	$(2.3)	$58.3	$9.3	$49.0

Operating Statistics
Natural gas transportation volumes (MMdth)
For unaffiliated customers	183.5	188.1	(4.6)	355.8	357.8	(2.0)	719.4	739.4	(20.0)
For Questar Gas	13.8	17.8	(4.0)	55.1	64.0	(8.9)	107.3	116.8	(9.5)
Total transportation	197.3	205.9	(8.6)	410.9	421.8	(10.9)	826.7	856.2	(29.5)
Transportation revenue (per dth)	$0.25	$0.23	$0.02	$0.24	$0.23	$0.01	$0.24	$0.23	$0.01
Net firm-daily transportation demand at June 30, (in Mdth)	5,143	5,060	83
Natural gas processing
NGL sales (Mbbl)	32	37	(5)	61	69	(8)	120	147	(27)
NGL average sales price (per bbl)	$23.45	$57.99	$(34.54)	$22.36	$59.91	$(37.55)	$34.72	$59.73	$(25.01)

Questar 2015 Form 10-Q	31

Revenues
As of June 30, 2015, Questar Pipeline had net firm transportation contracts of 5,143 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 5,060 Mdth per day as of June 30, 2014. Transportation revenues increased in 2015 primarily due to new volumes for electric generation and new contracts on Overthrust Pipeline. Firm contract revenues associated with these expansions were partially offset by lower commodity and interruptible revenues.

Questar Pipeline earns significant revenue from Questar Gas, with contracts for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. The majority of Questar Gas transportation contracts extend through mid-2017. Rockies Express Pipeline has leased capacity on the Questar Overthrust Pipeline for 625 Mdth per day through 2027. Wyoming Interstate Company has contracts on Questar Overthrust Pipeline for 429 Mdth per day with a weighted-average remaining life of 6.1 years. White River Hub’s contracts have a weighted-average remaining life of 10.8 years.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm storage capacity at Clay Basin with contracts expiring in 2017, 2019 and 2020 and 100% of the firm storage capacity at the aquifer facilities with the contracts extending through August 2018.

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

Regulated processing facilities at Clay Basin condition gas to meet pipeline gas-quality specifications. These facilities are part of an agreement that allows Questar Pipeline to recover any shortfall between the NGL revenues and the cost of service for conditioning the gas. Other processing facilities on Questar Pipeline’s transmission system are not subject to the Clay Basin gas processing agreement.

Proceeds from NGL sales decreased 67% in the second quarter of 2015, 68% in the first half of 2015 and 53% in the 12 months ended June 30, 2015 compared to the prior year periods. The primary driver of the second quarter and first half decreases was a 60% and 63% reduction in the net realized price per barrel. For the 12 months ended June 30, 2015, volumes fell 18% primarily due to upstream processing, and the net realized price per barrel fell 42%.

Energy services revenue was 12% lower in the second quarter of 2015, 2% higher in the first half of 2015 and 3% higher in the 12 months ended June 30, 2015 when compared to 2014. The second quarter was lower due to lower demand for products. The first half and 12 months ended were higher due to higher demand for products and services.

Periodically, Questar Pipeline sells natural gas to settle gas imbalances. Generally, revenue received from the sale of natural gas approximates cost.

Other revenues decreased in the second quarter of 2015 and increased in the six- and 12-month periods ended June 30, 2015 when compared to 2014. The decrease in the second quarter was primarily due to lower incentive payments from third-party processing agreements to manage gas interchangeability on Questar Pipeline's system. The increase in the six- and 12-month periods was due to recovery of cost of service for conditioning gas at Clay Basin and receipt of incentive payments from third-party processing agreements.

Expenses
Operating and maintenance expenses decreased 3% in the second quarter of 2015, increased 3% in the first half of 2015 and increased 2% in the 12 months ended June 30, 2015, compared to the corresponding 2014 periods. The decrease in the second quarter was due to lower contracted services and supplies expenses. The increases in the first half and 12 months were largely driven by higher employee-related and communication expenses.

General and administrative expenses increased 11% in the second quarter of 2015, 6% in the first half of 2015 and was essentially flat in the 12 months ended June 30, 2015, compared to the 2014 periods. The increases in the three- and six-month periods were due to higher employee-related costs. Operating, maintenance, general and administrative expenses per dth

Questar 2015 Form 10-Q	32

transported were $0.10 in the first half of 2015 compared to $0.09 for the first half of 2014. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation and amortization expense increased 1% in the second quarter of 2015, 2% in the first half of 2015 and 1% for the 12 months ended June 30, 2015, compared to the 2014 periods. These slight increases resulted from higher property, plant and equipment investment.

Cost of sales in the second quarter of 2015 included an $0.8 million recovery of the lower-of-cost-or-market adjustment recorded in the first quarter of 2015.

Questar Southern Trails Pipeline
Questar Pipeline and its partner, a unit of Spectra Energy, have been unable to secure a suitable site for a rail terminal in Southern California to support the conversion of the western segment of the Southern Trails Pipeline to crude oil transportation. As a result, development of the project has been delayed and the project will not be in-service by 2017 as previously targeted. Questar and Spectra are now evaluating additional alternatives for the conversion of some or all of the Southern Trails Pipeline to transport crude oil. These alternatives include evaluation of other rail terminal locations or conversion of the entire pipeline to oil service from the San Juan basin. Questar is also evaluating options to sell the Southern Trails Pipeline. Some of the pipeline conversion alternatives may require constructing a 110 mile pipeline segment in California to reconnect the eastern and western segments of Southern Trails. Questar Pipeline has an investment in the western segment of Southern Trails Pipeline of $23 million. A decision on the future direction of the project is expected in the next six months.

During the third quarter of 2013, Questar Pipeline updated its five-year forecast for the eastern segment of Southern Trails Pipeline, which resulted in revised projections of higher operating expenses, including right-of-way and pipeline safety costs. Current and projected market rates for natural gas transportation between the San Juan Basin and California markets did not cover these increasing operating expenses over the forecast period. Because of changes in expected cash flows in the third quarter of 2013 and the lack of progress in selling or recontracting this pipeline, Questar Pipeline recorded a noncash impairment of its entire investment in the eastern segment of Southern Trails Pipeline of $80.6 million, or $52.4 million after income taxes.

Other Consolidated Results

Corporate Earnings
Corporate earnings increased $2.6 million in the second quarter of 2015, $4.1 million in the first half of 2015 and decreased $1.7 million for the 12 months ended June 30, 2015, compared to the prior year periods. The changes were primarily due to the mark-to-market adjustments on deferred and share-based compensation.

Questar Fueling
Other consolidated results include losses from the start-up of Questar Fueling Company (Questar Fueling) operations. Questar Fueling builds, owns and operates compressed natural gas (CNG) fueling stations for fleet operators with medium- and heavy-duty trucks and tractors. These stations are customized to provide high-volume, high-speed CNG fueling for fleet operators and are also open to the general public. In 2014, the company had five CNG stations in operation: Houston, Desoto and Dallas, Texas; and Topeka and Kansas City, Kansas. In the first six months of 2015, Questar Fueling opened additional stations in Salt Lake City, Utah and San Antonio, Texas. The company is planning and developing other stations along major transportation corridors in Arizona, California, Colorado and Nevada. Questar Fueling net losses included in other consolidated results are presented below:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Questar Fueling net loss	$(0.4)	$(0.3)	$(1.0)	$(0.6)	$(1.6)	$(1.0)

Income Taxes
Questar's effective combined federal and state income tax rate was 35.9% in the first half of 2015 compared to 36.7% in the first half of 2014.

Questar 2015 Form 10-Q	33

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities increased 6% in the first half of 2015 compared to the first half of 2014 due primarily to higher cash received from customers. Net cash provided by operating activities is presented below:

	6 Months Ended June 30,
	2015	2014	Change
	(in millions)
Net income	$125.2	$125.4	$(0.2)
Noncash adjustments to net income	109.8	120.8	(11.0)
Changes in operating assets and liabilities	66.2	37.6	28.6
Net cash provided by operating activities	$301.2	$283.8	$17.4

Investing Activities
Capital expenditures for the first half of 2015 and 2014 and a forecast for calendar year 2015 are presented below:

	6 Months Ended June 30,		Forecast 12 Months Ending December 31,
	2015	2014	2015
	(in millions)
Questar Gas	$99.7	$87.8	$215
Wexpro	15.4	19.4	80
Questar Pipeline	17.1	17.2	50
Corporate and other	6.5	10.0	25
Total capital expenditures, including acquisitions	$138.7	$134.4	$370

Questar Gas's 2015 capital-spending forecast of about $215 million includes investments for distribution-system upgrades, expansions, infrastructure replacements and expenditures to provide service to approximately 24,000 additional customers, including about 6,500 new Eagle Mountain customers. Wexpro expects to invest about $80 million in 2015 for developmental gas drilling and property acquisitions. Questar Pipeline's 2015 capital-spending forecast is about $50 million, primarily for system upgrades and maintenance.

Financing Activities
In the first half of 2015, the Company reduced short-term debt by $119.0 million from the excess of net cash provided by operating activities over net cash used in investing activities.

Questar issues commercial paper to meet short-term financing requirements. The commercial-paper program is supported by a revolving credit facility with various banks that provides back-up credit liquidity. Credit commitments under the revolving credit facility totaled $750.0 million at June 30, 2015, with no amounts borrowed. Commercial paper outstanding amounted to $228.0 million at June 30, 2015, compared with $177.0 million a year earlier. Availability under the revolving credit facility is reduced by outstanding commercial paper amounts, resulting in net availability under the facility of $522.0 million at June 30, 2015.

Questar Corporation has $250.0 million of long-term notes maturing in February 2016, which Questar plans to refinance in late 2015 or early 2016. Additionally, Questar Pipeline has $25.1 million of long-term debt maturing in October 2015.

The Company believes current credit commitments are adequate for its working capital and short-term financing requirements during 2015. The Company also believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

At June 30, 2015, combined short-term debt, long-term debt and capital lease obligation were 54% and equity was 46% of total capital. The Company does not expect the ratio of debt in the capital structure to materially change over the next several years, except for seasonal variation in short-term debt for working capital requirements.

Questar 2015 Form 10-Q	34

Questar has approval to repurchase up to 1 million shares of its common stock per year to offset share dilution from shares issued under Company incentive plans. Questar has made repurchases totaling $0.2 million under this program in the first half of 2015. There were no repurchases under the program for the same period in 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information regarding quantitative and qualitative disclosures about market risk is disclosed in Part I, Item 1A and Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. During the six months ended June 30, 2015, there were no material changes in quantitative and qualitative disclosures about market risk.

Forward-Looking Statements
This quarterly report may contain or incorporate by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, development efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations, and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•	the risk factors discussed in Part II, Item 1A of this quarterly report;

•	general economic conditions, including the performance of financial markets and interest rates;

•	changes in energy commodity prices;

•	changes in industry trends;

•	actions of regulators;

•	changes in laws or regulations; and

•	other factors, most of which are beyond the Company's control.

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the internet site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based on such evaluation, such officers have concluded that, as of June 30, 2015, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective.

Changes in Internal Controls.
There were no changes in Questar's, Questar Gas's and Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

Questar 2015 Form 10-Q	35

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information regarding reportable legal proceedings is contained in Note 10 to the financial statements included in Item 1 of Part I of this Quarterly Report.

ITEM 1A. RISK FACTORS.

Investors should read carefully the following factors as well as the cautionary statements referred to in "Forward-Looking Statements" herein. If any of the risks and uncertainties described below or elsewhere in this Quarterly Report actually occur, the Company's business, financial condition or results of operations could be materially adversely affected.

Risks Inherent in the Company's Business

Low oil and natural gas prices impact the Company's earnings and ability to grow its Wexpro and Questar Pipeline businesses. Historically, natural gas and oil prices have been volatile and will likely continue to be volatile. The Company cannot predict the future price of natural gas and oil because the factors that drive prices are beyond its control. Under the Wexpro agreements, the pace of Wexpro's development will continue to be affected as long as market gas prices remain below Wexpro's cost of service.

Wexpro earns the majority of its revenues from the delivery of natural gas to Questar Gas under the Wexpro and Wexpro II agreements (Wexpro agreements). Pursuant to the Wexpro agreements, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base includes its costs of acquired properties and commercial wells and related facilities, adjusted for working capital and reduced by accumulated depreciation, depletion and amortization, and deferred income taxes.

Wexpro's earnings growth depends on its ability to maintain and grow its investment base, which in turn depends on Wexpro's ability to develop gas reserves through its annual drilling programs. Wexpro generally designs its drilling program to provide cost-of-service production that is, on average, at or below the current five-year Rockies-adjusted NYMEX forward price curve. Based on current market prices for natural gas, new drilling in Wexpro's properties under the existing agreements would not meet this standard. Therefore, until gas prices increase, Wexpro's ability to grow its investment base will be limited, and it is likely that the investment base will continue to decrease due to depreciation, depletion and amortization. Any decrease in investment base will reduce Wexpro's earnings.

For future drilling investment, Wexpro is exploring options that could allow Wexpro to invest in developmental drilling within the next few years. These options may include lowering the return earned on future development drilling under both the Wexpro and Wexpro II agreements. These options would not alter the return currently earned on Wexpro's existing investment base.These options would provide more opportunity for Wexpro to resume drilling if gas prices increase. The proposed options could mitigate some of the risks associated with Wexpro's current inability to grow its investment base through additional drilling.

In addition to the impact on Wexpro's ability to increase its investment base, low oil and natural gas prices may have other adverse impacts on Questar's business. Low prices in the Rocky Mountain region are reducing drilling activity generally, which affects Questar Pipeline's opportunities to expand its pipeline system. Low prices also increase commodity price risk. Wexpro is exposed to some commodity price risk even though most of Wexpro's revenues are based on cost of service. Questar Pipeline has commodity price risk on NGL volumes recovered in its pipeline system.

Wexpro may not be able to economically find and develop new reserves. Wexpro's earnings growth depends on its ability to develop gas reserves that are economically recoverable. Productive natural gas and oil reservoirs are generally characterized by declining production rates that vary depending on reservoir characteristics. Because of significant production decline rates in several of Wexpro's producing areas, substantial capital expenditures are required to develop gas reserves to replace those depleted by production.

Wexpro's rate of development of cost-of-service gas may be limited. The proportion of Questar Gas's natural gas supply needs met by Wexpro has increased due to successful development of the Vermillion Basin and continued development of the Pinedale field. As described below, however, Wexpro has agreed to manage its supply to 65% or less of Questar Gas's annual forecasted demand. Therefore, future growth depends on growth in Questar Gas's sales volumes. In addition, even if Questar

Questar 2015 Form 10-Q	36

Gas's sales volumes increase, Wexpro's gas-development program may be limited based on the volumes of cost-of-service gas it can supply to Questar Gas for the summer load and Questar Gas's ability to store gas during the summer for peak supply needs.

Questar Gas's large customers may elect to switch from sales to transportation service and reduce Questar Gas's need for cost-of-service gas from Wexpro. Over the last few years, certain large commercial and industrial customers of Questar Gas have elected to switch from sales service to transportation service, which reduces the volume of gas required by Questar Gas and may reduce the volume of gas Questar Gas needs Wexpro to supply. If this trend continues and fewer industrial and commercial customers use cost-of-service gas provided by Wexpro, the results of operations for Wexpro and the Company may be adversely affected.

Wexpro has market price risk if production exceeds 65% of Questar Gas's forecasted demand. In September 2013, Wexpro completed the Trail acquisition. In the first quarter of 2014, the PSCU and the PSCW approved a stipulation for inclusion of the Trail acquisition properties in the Wexpro II Agreement. The stipulation allowed Wexpro to include the cost of the Trail properties in its investment base. As part of this stipulation, Wexpro agreed to manage the combined production from the original Wexpro properties and the Trail acquisition to 65% of Questar Gas's annual forecasted demand. Beginning in June 2015 through May 2016 and for each subsequent 12-month period, if the combined annual production exceeds 65% of the forecasted demand and the cost-of-service price is greater than the Questar Gas purchased-gas price, an amount equal to the excess production times the excess price will be credited back to Questar Gas customers. Wexpro may also sell production to manage the 65% level and credit back to Questar Gas customers the higher of market price or the cost-of-service price times the sales volumes.

Gas and oil reserve estimates are imprecise and subject to revision. Wexpro's proved natural gas and oil reserve estimates are prepared annually by internal reservoir engineers. Gas and oil reserve estimates are subject to numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and timing of development expenditures. The accuracy of these estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are imprecise and will change as additional information becomes available. Ownership interests in properties may change due to claims of ownership rights. Estimates of economically recoverable reserves prepared by different engineers, or by the same engineers at different times, may vary significantly. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. In addition, the estimation process involves economic assumptions relating to commodity prices, production costs, severance and other taxes, capital expenditures and remediation costs. Changes in field-development plans will impact the reporting of reserves because the Company limits the recording of proved undeveloped reserves to those that are expected to be developed within the next five years. Actual results most likely will vary from the estimates. Any significant variance from these assumptions could affect the recoverable quantities of reserves attributable to any particular property and the classifications of reserves.

Wexpro's disclosure of the standardized measure of discounted future net cash flows may not accurately reflect the value of these reserves. Investors should not assume that Wexpro's presentation of the standardized measure of discounted future net cash flows relating to non-cost-of-service proved reserves is reflective of the current market value of the estimated gas and oil reserves. In accordance with SEC disclosure rules, the estimated discounted future net cash flows from Wexpro's non-cost-of-service proved reserves are based on the first-of-the-month prior 12-month average prices and current costs on the date of the estimate, holding the prices and costs constant throughout the life of the properties and using a discount factor of 10% per year. Actual future production, prices and costs may differ materially from those used in the current estimate, and future determinations of the standardized measure of discounted future net cash flows using similarly determined prices and costs may be significantly different from the current estimate.

Wexpro may acquire properties not subject to the Wexpro or Wexpro II agreements. Wexpro may acquire gas development properties that are in locations separate from its current operations or are not approved by the Commissions for inclusion in the Wexpro II Agreement. In these cases, Wexpro will develop these properties and sell the production in the market or through contracts with other customers. Wexpro would be subject to commodity-price risk and marketing risks for these properties. Wexpro's Canyon Creek interest that it acquired in 2014 will be presented to the PSCU and PSCW for inclusion in the Wexpro II Agreement; however, there is no assurance that the PSCU and PSCW will include this property.

Wexpro may not be successful in entering into cost-of-service arrangements with third parties. Wexpro plans to acquire gas properties outside of the Wexpro or Wexpro II agreements and sell the production to third parties under cost-of-service arrangements. Only a few other companies have entered into similar cost-of-service arrangements and Wexpro may not be successful in negotiating such arrangements with third parties and obtaining approval from applicable regulators.

Questar 2015 Form 10-Q	37

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

Questar Pipeline's natural gas liquids revenues have declined and are expected to decline further. Questar Pipeline earns NGL revenues from its processing plant and pipeline facilities. These revenues have declined in the last few years due to lower prices and the development of upstream facilities that extract NGL before the gas is transported on Questar Pipeline's system. These NGL revenues are expected to decline further due to growth in upstream processing.

Questar Pipeline's plans to develop the western segment of Questar Southern Trails Pipeline may not be successful. Questar Pipeline has been working with a unit of Spectra Energy Corp (Spectra) to develop a rail terminal and utilize the western segment of Questar Southern Trails Pipeline to transport crude oil to refineries in Southern California. To date, Questar Pipeline and Spectra have been unable to secure a suitable location for the rail terminal. As a result, development of the project has been delayed and the parties are evaluating other opportunities for the project, including the potential conversion of the entire pipeline to oil service from the San Juan basin. If pursued, this conversion would require rebuilding a 110-mile pipeline gap in California and the abandonment of the natural gas service operations on the eastern segment of the Questar Southern Trails pipeline.

There are a number of risks for this project, including competition from other rail terminals, environmental reviews and permitting. Recent declines in oil prices have resulted in a lower basis differential between West Texas Intermediate crude prices and Brent crude prices. This may result in less demand from the Southern California refiners to switch from international crude oil supplies to domestic crude oil supplies. Abandonment of the eastern segment of the pipeline to natural gas service would require regulatory approval. There is no assurance that Questar Pipeline will be successful in developing this project.

In light of the difficulties experienced with the project, development of the project could require substantial additional investment and the timeline for development remains highly uncertain. The project will not be in service by 2017 as previously targeted.

In connection with its evaluation of opportunities for the project, Questar Pipeline intends to consider potential alternatives to its current participation in the project. These alternatives could include seeking additional investments from strategic partners interested in developing the project, a potential exit from the project by Questar Pipeline, or a potential sale of the Southern Trails Pipeline to a third party. There can be no assurance that any of these alternatives will be available on favorable terms, if at all.

Questar Pipeline's investment in the eastern segment of Questar Southern Trails Pipeline has been impaired and the pipeline is operating at a loss. The eastern segment of Questar Southern Trails Pipeline is currently operating in natural gas service at a loss. Questar Pipeline recorded an impairment of its investment in the eastern segment of Southern Trails in the third quarter of 2013. Operating losses are expected to increase as the basis differential between the San Juan basin and California markets has decreased. Questar Pipeline may incur additional costs to seek abandonment of this pipeline for natural gas service if it is unsuccessful in recontracting at rates to cover variable costs.

Questar Gas's investment in infrastructure replacement will increase customer rates. Questar Gas is investing significant capital to replace aging pipeline infrastructure. This significant investment is expected to continue over a number of years. Replacement of aging pipeline infrastructure will increase customer safety; however, Questar Gas's return on this investment and depreciation costs will continue to increase customer rates. Over time, this may impact customer decisions on the use of natural gas versus other energy alternatives.

The legal dispute over gathering costs between Questar Gas and QEP Field Services may result in costs to shareholders. As disclosed in Note 10 - Contingencies, Questar Gas and QEP Field Services are involved in a legal dispute over gathering costs. These gathering costs have been included in Questar Gas's rates as purchased-gas costs. The outcome of this dispute and its resulting financial impact on Questar Gas are uncertain at this time.

Questar Fueling may be unable to profitably compete in the natural gas fueling market. Questar Fueling was created in 2012 to design, build and operate natural gas fueling facilities in a competitive market. Questar Fueling's operations may not be profitable until demand grows and it establishes itself as a credible player in the industry. Lower oil prices may reduce the incentive for trucking companies to switch from diesel to natural gas powered trucks.

Questar 2015 Form 10-Q	38

Operations in all lines of business involve numerous risks that might result in accidents, environmental harm and other operating risks and costs. Drilling is a high-risk activity. Operating risks include: fire, explosions and blow-outs; unexpected drilling conditions such as abnormally pressured formations; abandonment costs; pipe, cement or casing failures; environmental accidents such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, brine or well fluids (including groundwater contamination). The Company could incur substantial losses as a result of injury or loss of life; pollution or other environmental damage; damage to or destruction of property and equipment; regulatory investigation; fines or curtailment of operations; and legal fees and other expenses incurred in the prosecution or defense of litigation. As a working interest owner in wells operated by other companies, the Company may also be exposed to the risks enumerated above that are not within its care, custody or control.

The Company's underground pipelines may be exposed to damage by third-party digging within the pipeline rights-of-way. Such damage may result in fires and explosions, which could cause injuries, loss of life and other damage. The Company works to educate contractors and other third parties, to mark rights-of-way with appropriate signs, and to encourage staking of pipeline locations before any digging.

There are also inherent operating risks and hazards in the Company's gas and oil production, processing, transportation, storage and distribution operations that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, and impairment of operations. Certain Company pipelines have been in service for a number of years. As these pipelines age, the risk may increase of pipeline leakage or failure due to corrosion, fatigue, third-party damage, ground movement, or subsidence due to underground mining. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites could increase the damages resulting from these risks. In spite of the Company's precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on financial position and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to the Company's customers. Such circumstances could adversely impact the Company's ability to meet contractual obligations and retain customers.

The Company works to mitigate the risk of pipeline failures by assessing and replacing sections of more vulnerable pipelines and by implementing other measures as part of its pipeline integrity program. Questar cannot assure that these measures will be successful in avoiding serious accidents, explosions, injuries or death.

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

Questar is dependent on bank credit arrangements and continued access to capital markets to successfully execute its operating strategies. Questar relies on access to short-term commercial paper and long-term capital markets. The Company is dependent on these capital sources to provide financing for working capital and certain projects. The availability and cost of these credit sources can vary significantly; and these capital sources may not remain available or the Company may not be able to obtain capital at a reasonable cost in the future. In lieu of commercial paper issuance, the Company at times has utilized credit facilities with banks to meet short-term funding needs. Questar has a $750 million revolving credit facility with various banks. However, banks may be unable or unwilling to extend credit in the future. Questar's revolving credit facility and commercial-paper program are subject to variable interest rates. From time to time the Company may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of capital from banks and other sources. While management believes it is important to maintain investment-grade credit ratings to conduct the Company's businesses, the Company may not be able to keep investment-grade ratings.

Questar is exposed to credit risk. Questar has credit exposure in outstanding accounts receivable from customers in all segments of its business, which could become significant. Credit risk may increase for certain customers and counterparties in the current low oil and gas price environment. Questar maintains credit procedures, for example, by requiring deposits or prepayments to help manage this risk. Questar aggressively pursues collection of past-due accounts receivable and monitors customer-specific credit risk.

Questar 2015 Form 10-Q	39

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
Federal and state agencies frequently impose conditions on the Company's activities. These restrictions have become more stringent over time and can limit or prevent natural gas and oil development and production on Wexpro's leaseholds or construction of new transmission or distribution pipelines and related facilities. For example, the United States Fish and Wildlife Service may designate critical habitat areas for certain listed threatened or endangered species. A critical habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. The listing of certain species, such as the sage grouse, as threatened and endangered, could have a material impact on the Company's operations in areas where such species are found. The Clean Water Act and similar state laws regulate discharges of storm water, wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Accidental releases or failure to obtain permits for discharges could result in civil and criminal penalties, orders to cease such discharges, corrective actions, and other costs and damages. These laws also require the preparation and implementation of Spill Prevention, Control, and Countermeasure Plans in connection with on-site storage of significant quantities of oil.
The U.S. Environmental Protection Agency (EPA) has enacted air-quality regulations that particularly affect Questar Pipeline and Wexpro operations. These regulations require the installation of additional pollution controls and extensive monitoring and reporting. Some states have implemented air-quality rules that are stricter than the federal regulations, making it difficult to strategically plan for long-term pollution controls. The impact of these air-quality regulations, along with greenhouse gas monitoring and reporting requirements, may result in increased costs for Questar.

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

All wells drilled in tight-gas-sand and shale reservoirs require hydraulic-fracture stimulation to achieve economic production rates and recoverable reserves. The majority of Wexpro’s current and future production and reserve potential is derived from reservoirs that require hydraulic-fracture stimulation to be commercially viable. Currently, all well construction activities, including hydraulic-fracture stimulation, are regulated by federal and state agencies that review and approve all aspects of gas- and oil-well design and operation. New environmental initiatives, proposed federal and state legislation, and rule-making pertaining to hydraulic-fracture stimulation could increase Wexpro's costs, restrict its access to natural gas reserves and impose additional permitting and reporting requirements. These potential restrictions on the use of hydraulic-fracture stimulation could materially affect the Company's ability to develop gas and oil reserves. The Company believes its well design and completion procedures are appropriate to protect the environment. Questar supports disclosure of the contents of hydraulic-fracturing fluids and submits information on the chemicals used in hydraulic-fracture stimulation on Company-operated wells through the national disclosure registry FracFocus (fracfocus.org).

In addition to the costs of compliance, substantial costs may be incurred to evaluate and take corrective actions at both owned and previously-owned facilities. These facilities include a previously-owned chemical business, manufactured gas plant sites, and transmission and production facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, the Company may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but now require remedial work to meet current standards. Significant expenditures may result from remedial activities, injunctions and/or penalties.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming, and may result in delays in the commencement or continuation of Wexpro's natural gas development and production operations and Questar Pipeline's construction projects. Further, the public may comment on and otherwise engage in the permitting process, including court intervention. Accordingly, needed permits

Questar 2015 Form 10-Q	40

may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements that restrict Questar's ability to conduct its operations or to do so profitably.

Questar may be exposed to certain regulatory and financial risks related to climate change. Federal and state courts and administrative agencies are addressing claims and demands related to climate change under various laws pertaining to the environment, energy use and development, and greenhouse-gas emissions. The EPA adopted the Greenhouse Gas Reporting Rule for the measurement and reporting of greenhouse gases emitted from combustion at large facilities (emitting more than 25,000 metric tons/year of carbon dioxide equivalent). Questar has been reporting annual greenhouse gas emissions to the EPA since the 2010 emission year. This regulation requires measurement and monitoring in the natural gas producing basins in which Wexpro operates, as well as in Questar Pipeline's compressor stations, storage fields, and processing facilities. Additionally, Questar Gas reports combustion emissions for all of its customers, as well as gate-station methane emissions. This rule has created a greenhouse gas inventory, which could be used for regulatory compliance purposes and to generate emissions fees or other potential charges.

In January 2015, the federal government issued a “blueprint” outlining the policies it will adopt to address methane emissions from the oil and gas industry. The blueprint announces an overall goal to cut methane emissions by 40% to 45% from 2012 levels by 2025. This will occur through a combination of regulatory and voluntary initiatives that will be rolled out over the next two years. It is too early to predict how these new requirements will affect Questar's business, operations, or financial results.

If forthcoming climate change regulations recognize that use of natural gas in high-efficiency residential, commercial, transportation, industrial and electricity-generation applications is essential to reduce U.S. greenhouse-gas emissions, use of natural gas in these applications should increase. Similarly, natural gas will be essential in ensuring electrical-grid reliability as reliance on intermittent renewable energy increases in the future. Use of natural gas as an alternative transportation fuel continues to grow, with Questar actively involved in expanding refueling infrastructure, particularly to serve the trucking industry. On the other hand, federal regulation of methane and carbon dioxide could increase the price of natural gas, restrict access to or the use of natural gas, and/or reduce natural gas demand. The impact on the environment of natural gas drilling, production and transportation continues to be analyzed and debated, which could influence future laws and regulations. Federal, state, and local governments may pass laws mandating the use of alternative-energy sources, such as wind, solar, and geothermal energy. The increased use of alternative energy could reduce the future demand for natural gas. It is uncertain whether Questar's operations and properties are exposed to possible physical risks, such as severe weather patterns due to climate change, as a result of man-made greenhouse gases.

Questar is subject to changing U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration and state rules and regulations, which may increase costs. The Company is subject to PHMSA non-compliance risk due to significant legislative mandates and pending rulemaking. The reauthorization of the Pipeline Safety Act is on the legislative calendar for 2015 and may include significant new or restated mandates. The last reauthorization in 2011 included 42 congressional mandates directed at the natural gas and pipeline industry, of which the PHMSA has only satisfied approximately 50%. This creates a significant risk to Questar and the pipeline industry in the form of potential new legislation targeting the gaps that the PHMSA has yet to fill. Included in the 2011 reauthorization were new provisions on historical records research, maximum-allowed operating pressure validation, use of automated or remote-controlled valves on new or replaced lines, increased civil penalties, and evaluation of expanding integrity management beyond high-consequence areas. The PHMSA has not yet issued new rulemaking on most of these items.

The PHMSA completed integrated compliance and control-room management audits of Questar Pipeline and a subsidiary in 2013 and 2014. There were minor findings but no proposed fines resulting from these audits. Auditors from the state of Utah continue to inspect Questar Gas's records, facilities and practices but have issued only minor findings and no fines. Penalties associated with non-compliance could be substantial if violations and corrective-action orders are issued. The Company expects to continue to incur significant costs to upgrade or re-certify infrastructure to meet changing regulations and legislative mandates or to respond to escalating information requests.

FERC regulates the transportation and storage of natural gas and natural gas markets. Questar Pipeline's natural gas transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC has authority to: set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchases, sales, abandonments and other activities. FERC policies may adversely affect Questar Pipeline's profitability. Over the past several years, the FERC has issued a number of orders related to market transparency that extend FERC oversight to many Questar subsidiaries. Order No. 704 requires all natural gas companies to report gas purchases and sales and their relationship to price reporting indexes. Order No. 712 defines

Questar 2015 Form 10-Q	41

changes in capacity release and asset management. Order No. 717 establishes new Standards of Conduct Rules. In addition to the orders, the FERC released a policy statement on compliance in which it states that companies must have a "rigorous" FERC compliance program that extends to all subsidiaries, not just interstate pipelines. Since the enactment of the Energy Policy Act of 2005, granting the FERC increased penalty authority for non-compliance, the FERC has targeted various issues in the natural gas industry for compliance audits and investigations. In late 2010 the FERC issued a revised policy statement on penalty guidelines. These guidelines identify mitigation measures companies can take to minimize the risk of a significant FERC compliance penalty. The best mitigation measure a company can implement is a rigorous FERC compliance program with oversight by a Chief FERC Compliance Officer. This has been implemented by Questar. However, even a rigorous compliance program is no guarantee that FERC compliance issues will not arise.

State agencies regulate the distribution of natural gas. Questar Gas's natural gas distribution business is regulated by the PSCU and the PSCW. These commissions set rates for distribution services and establish policies and procedures for services, accounting, purchases, sales and other activities. PSCU and PSCW policies and decisions including an authorized return on equity and disallowed costs may adversely affect the Company's profitability. Authorized returns on equity have declined for Questar Gas and throughout the United States with the decline in interest rates, and may decline further for Questar Gas in future rate cases.

Questar is subject to health care reform regulations, which may increase costs. Questar incurs significant costs to provide health care benefits to employees and some retirees. These costs have increased at a rate greater than inflation over a number of years and are expected to continue to increase.

Other Risks

Questar depends upon key operational and technical personnel. The successful implementation of the Company's business strategy depends, in part, on experienced operational and technical personnel, including key geologists, engineers and other professionals. Many of these key employees have the opportunity to retire within the next few years. The retirement of employees has accelerated the need for succession planning and knowledge transfer to prepare future management and key employees for critical positions.

General economic and other conditions impact Questar's results. Questar's results may be negatively affected by the following: changes in global economic conditions; changes in regulation; creditworthiness of customers and suppliers; rate of inflation and interest rates; weather and natural disasters; competition from other forms of energy, other pipelines and storage facilities; ability to renegotiate contracts, which could ultimately result in the impairment of assets; effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in business or financial condition; changes in credit ratings; and availability of financing. Slower economic growth in markets served by Questar businesses may adversely impact the Company's operating results.

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

The underfunded status of the Company's defined benefit pension plans and postretirement medical and life insurance plans increases costs and may require large contributions, which may divert funds from other uses. As of December 31, 2014, the Company's defined benefit pension plans were $143.8 million underfunded and its postretirement medical and life insurance plans were $43.8 million underfunded. The level of underfunding increased in 2014 because of a decrease in the discount rate used to value the liabilities and changes in mortality tables. The underfunded status of the plans may require large contributions, which may divert funds from other uses by the Company. Over time, periods of declining interest rates and asset values may result in further reduction of the funding status of the plans and require additional contributions. Questar cannot predict whether these factors will require the Company to make contributions greater than current expectations. Employees hired or rehired after June 30, 2010, are not eligible for the defined benefit pension plans and employees hired or rehired after December 31, 1996, are not eligible for the postretirement medical plan and are not eligible to receive basic life coverage once they retire.

Questar 2015 Form 10-Q	42

Failure of the Company's controls and procedures to detect misstatement of financial results or fraud could negatively impact operating results and harm the Company's reputation. Questar's management, including its Chief Executive Officer and Chief Financial Officer, cannot ensure and do not expect that the Company's internal controls over financial reporting, including disclosure controls, will prevent or detect all possible errors and fraud. A control system, no matter how well designed and implemented, can provide only reasonable assurance that the purpose and intent of the control system are achieved. The design and application of a control system is based, in part, on judgments about the likelihood of future events. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with Company policies. Because of inherent limitations in a control system, misstatements due to error or fraud may occur without detection.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity securities during the second quarter of 2015. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2015:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
Month #1 April 1, 2015 through April 30, 2015	—	$—	—	1,000,000
Month #2 May 1, 2015 through May 31, 2015	13,911	$22.80	—	1,000,000
Month #3 June 1, 2015 through June 30, 2015	10,400	$21.57	10,400	989,600
Total	24,311	$22.27	10,400

(1) There were 13,911 shares purchased in Month #2, in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options.

(2) Questar's Board of Directors authorized Questar to acquire, or cause to be acquired after January 1, 2013, up to 1 million shares of common stock, on an annual basis, in the name and on behalf of the Company in the open market and negotiated purchases from time to time, in accordance with all applicable Security and Exchange rules.

ITEM 6.  EXHIBITS.

The exhibits filed as part of this report are listed on the Exhibit Index immediately following the signatures.

Questar 2015 Form 10-Q	43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

August 6, 2015	/s/ Ronald W. Jibson Ronald W. Jibson Chairman, President and Chief Executive Officer, Questar

August 6, 2015	/s/ Craig C. Wagstaff Craig C. Wagstaff President, Questar Gas

August 6, 2015	/s/ Micheal G. Dunn Micheal G. Dunn President, Questar Pipeline

August 6, 2015	/s/ Kevin W. Hadlock Kevin W. Hadlock Executive Vice President and Chief Financial Officer, Questar, Questar Gas and Questar Pipeline

Questar 2015 Form 10-Q	44

Exhibit Index

Exhibit No.	Description

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.2	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

Questar 2015 Form 10-Q	45