Form 10-Q
period 2016-09-30
QUESTAR GAS CO
filed 2016-11-09
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

QUESTAR GAS COMPANY

(Exact name of registrant as specified in its charter)

Commission File Number:	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333-69210	Utah	87-0155877

333 South State Street, P.O. Box 45433, Salt Lake City, Utah 84145-0433

(Address of principal executive offices)

Registrant’s telephone number, including area code (801) 324-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Do not check non-accelerated filer if a smaller reporting company (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issued class of common stock, as of October 15, 2016. All the common stock is held by Dominion Questar Corporation.

$2.50 per share par value	9,189,626

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

QUESTAR GAS COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Questar Gas 2016 Form 10-Q	2

Glossary of Commonly Used Terms

Asset Retirement Obligation (ARO)	Asset retirement obligation

Billion Cubic Feet (bcf)	Billion cubic feet.

British Thermal Unit (Btu)	A measure of the amount of energy required to raise the temperature of a one-pound mass of water one degree Fahrenheit at sea level.

Conservation Enabling Tariff (CET)	A rate mechanism in Utah and Wyoming that decouples customer usage of natural gas from the non-gas revenues received by Questar Gas by specifying an allowed monthly revenue per customer. Differences between the allowed CET revenue and actual usage are deferred and recovered from or refunded to customers through future rate changes.

Cubic Feet (cf)	One standard cubic foot equals the volume of gas in one cubic foot measured at standard conditions - a temperature of 60 degrees Fahrenheit and a pressure of 30 inches of mercury (approximately 14.7 pounds per square inch).

Dekatherm (dth)	Ten therms. One dth equals one million Btu or approximately one Mcf.

Dominion	The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Dominion Questar) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Questar	The legal entity, Dominion Questar Corporation (formerly known as Questar Corporation) is the parent of Questar Gas.

Dominion Questar Combination	Agreement and plan of merger entered on January 31, 2016 between Dominion and Dominion Questar in which Dominion Questar became a wholly-owned subsidiary of Dominion upon closing on September 16, 2016.

Energy-Efficiency Program (EEP)	Costs incurred by Questar Gas to promote energy conservation in the form of rebates and promotions. EEP costs are recovered from customers through periodic rate adjustments.

FERC	Federal Energy Regulatory Commission.

Gas	All references to “gas” in this report refer to natural gas.

Heating Degree Days	A measure of the number of degrees the average daily outside temperature is below 65 degrees Fahrenheit.

M	Thousand.

MM	Million.

Natural Gas Liquids (NGL)	Liquid hydrocarbons that are extracted and separated from the natural gas stream. NGL products include ethane, propane, butane, natural gasoline and heavier hydrocarbons.

PSCU	Public Service Commission of Utah.

PSCW	Wyoming Public Service Commission.

Questar Gas	The legal entity, Questar Gas Company or the Company.

Questar Pipeline	The legal entity, Questar Pipeline, LLC (successor by statutory conversion to and formerly known as Questar Pipeline Company), an affiliate company to Questar Gas, one or more of its consolidated subsidiaries, or the entirety of Questar Pipeline, LLC and its consolidated subsidiaries.

SEC	United States Securities and Exchange Commission.

Wexpro	The legal entity, Wexpro Company, is an affiliate company to Questar Gas that develops and produces natural gas from cost-of-service reserves for Questar Gas customers.

Wexpro Agreement	A long-standing comprehensive agreement with the states of Utah and Wyoming. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas to receive certain benefits from Wexpro’s operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983.

Wexpro II Agreement	An agreement with the states of Utah and Wyoming modeled after the Wexpro Agreement that allows for the addition of properties under the cost-of-service methodology for the benefit of Questar Gas customers. The agreement was approved by the PSCU and PSCW in 2013.

Questar Gas 2016 Form 10-Q	3

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

QUESTAR GAS COMPANY

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
REVENUES(1)	$87.9	$89.3	$624.0	$605.8

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)(1)	39.7	44.4	364.4	362.0
Other operations and maintenance(1)	47.5	35.3	131.4	119.4
Depreciation and amortization	15.3	13.8	45.0	40.9
Other taxes	5.2	4.7	15.8	14.4

Total Operating Expenses	107.7	98.2	556.6	536.7

OPERATING INCOME (LOSS)	(19.8)	(8.9)	67.4	69.1
Interest and other income	0.9	1.3	2.8	3.6
Interest expense	7.3	7.0	22.5	21.2

INCOME (LOSS) BEFORE INCOME TAXES	(26.2)	(14.6)	47.7	51.5
Income taxes benefit/(expense)	8.5	5.8	(19.4)	(19.3)

NET INCOME (LOSS)	$(17.7)	$(8.8)	$28.3	$32.2

(1)	See Note 9 for amounts attributable to affiliates

See notes accompanying the financial statements

Questar Gas 2016 Form 10-Q	4

QUESTAR GAS COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015(1)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$10.5
Accounts receivable, net	24.0	112.0
Unbilled gas accounts receivable	10.1	91.0
Receivable from affiliates	9.2	69.2
Inventories at lower of average cost or market:
Gas stored underground	67.2	43.9
Materials and supplies	18.4	17.1
Regulatory assets	5.9	69.8
Prepaid expenses and other	4.2	3.5

Total Current Assets	139.0	417.0

Property, Plant and Equipment	2,834.0	2,570.3
Accumulated depreciation and amortization	(725.5)	(812.2)

Net Property, Plant and Equipment	2,108.5	1,758.1

Receivable from affiliates	72.6	—
Regulatory assets	6.4	11.9
Other noncurrent assets	6.8	5.7

TOTAL ASSETS	$2,333.3	$2,192.7

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Dominion Questar	$244.5	$273.3
Accounts payable and accrued expenses	84.5	122.5
Accounts payable to affiliates	52.0	74.5
Other current liabilities	44.5	38.3

Total Current Liabilities	425.5	508.6

Long-term debt	531.4	531.2
Deferred income taxes	466.3	436.7
Regulatory liabilities	186.4	65.6
Asset retirement obligations	74.6	0.6
Customer contributions in aid of construction	22.9	23.7
Other noncurrent liabilities	0.2	1.6

TOTAL LIABILITIES	1,707.3	1,568.0

Contingencies and commitments - Note 10

COMMON SHAREHOLDER’S EQUITY
Common stock - par value $2.50; 9.2 million shares authorized and outstanding at September 30, 2016 and December 31, 2015	23.0	23.0
Additional paid-in capital	269.8	266.8
Retained earnings	333.2	334.9

Total Common Shareholder’s Equity	626.0	624.7

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$2,333.3	$2,192.7

(1)	Derived from 2015 audited financial statements

See notes accompanying the financial statements

Questar Gas 2016 Form 10-Q	5

QUESTAR GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended September 30,
	2016	2015
	(in millions)
OPERATING ACTIVITIES
Net income	$28.3	$32.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.8	45.0
Deferred income taxes	29.6	18.0
Other adjustments for non-cash items	2.9	1.0
Changes in operating assets and liabilities	133.0	24.1

NET CASH PROVIDED BY OPERATING ACTIVITIES	245.6	120.3

INVESTING ACTIVITIES
Property, plant and equipment purchased	(186.3)	(153.2)
Property, plant and equipment purchased from affiliates	(10.6)	—
Acquisition of gas distribution system	—	(11.4)
Cash used in disposition of assets	(3.5)	(2.3)
Proceeds from disposition of assets	0.4	0.2

NET CASH USED IN INVESTING ACTIVITIES	(200.0)	(166.7)

FINANCING ACTIVITIES
Change in notes payable to Dominion Questar	(28.8)	60.7
Checks outstanding in excess of cash balances	2.7	3.4
Dividends paid to Dominion Questar	(30.0)	(37.5)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(56.1)	26.6

Change in cash and cash equivalents	(10.5)	(19.8)
Beginning cash and cash equivalents	10.5	19.8

Ending cash and cash equivalents	$—	$—

See notes accompanying the financial statements

Questar Gas 2016 Form 10-Q	6

QUESTAR GAS COMPANY

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business

Questar Gas is a wholly-owned subsidiary of Dominion Questar which, effective September 2016, is a wholly-owned subsidiary of Dominion. The Company provides retail natural gas distribution in Utah, southwestern Wyoming and a small portion of southeastern Idaho. Questar Gas is regulated by the PSCU and the PSCW. The Public Utility Commission of Idaho has contracted with the PSCU for rate oversight of Questar Gas’ Idaho operations.

Note 2 - Basis of Presentation of Interim Financial Statements

The interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for Quarterly Reports on Form 10-Q and SEC Regulations S-X and S-K. The financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of its financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of the condensed financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Certain reclassifications were made to prior year information to conform to the current year presentation. The Company has adopted Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30). The Company has retrospectively adjusted prior period debt issuance costs to be reflected in long-term debt. The reclassifications did not affect the Company’s net income, total assets, liabilities, equity or cash flows, except as noted above.

Questar Gas obtains the majority of its gas supply from Wexpro’s cost-of-service production and pays Wexpro an operator service fee based on the terms of the Wexpro Agreement and the Wexpro II Agreement (Wexpro Agreements). Questar Gas also obtains transportation and storage services from Questar Pipeline. During the second and third quarters of the year, a significant portion of the natural gas from Wexpro production is injected into underground storage. This gas is withdrawn from storage as needed during the heating season in the first and fourth quarters. The cost of natural gas sold is credited with the value of natural gas as it is injected into storage and debited as it is withdrawn from storage.

Questar Gas 2016 Form 10-Q	7

The details of Questar Gas’ consolidated cost of sales are as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Gas purchases	$2.0	$0.3	$51.1	$43.5
Operator service fee(1)	77.7	80.7	236.4	241.0
Transportation and storage(1)	17.8	18.1	57.5	58.4
Gathering	6.0	5.7	17.4	16.7
Royalties	5.7	7.6	16.0	26.4
Storage (injection), net	(44.2)	(42.8)	(23.4)	(28.6)
Purchased-gas account adjustment	(26.6)	(26.4)	5.5	0.9
Other	1.3	1.2	3.9	3.7

Total cost of natural gas sold	$39.7	$44.4	$364.4	$362.0

(1)	See Note 9 for amounts attributable to affiliates

Note 3 - Operating Revenue

Questar Gas’ operating revenue consists of the following:

	3 Months Ended September 30,		9 Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Residential and commercial sales	$72.1	$73.8	$576.7	$554.9
Industrial sales	3.5	4.5	13.0	16.9
Transportation for industrial customers	6.3	5.5	18.0	15.5
Service	1.0	1.0	3.8	3.7
Other	5.0	4.5	12.5	14.8

Total operating revenue	$87.9	$89.3	$624.0	$605.8

Note 4 - Rate Regulation

Questar Gas records regulatory assets and liabilities in accordance with orders and guidance per the PSCU and PSCW. The Company recovers the costs of assets but does not generally receive a return on these assets. The current portion of regulatory liabilities are included in other current liabilities on the Condensed Balance Sheets.

Questar Gas 2016 Form 10-Q	8

The following table details regulatory assets and liabilities:

	September 30, 2016		December 31, 2015
	Current	Noncurrent	Current	Noncurrent
	(in millions)
Regulatory assets:
Purchased-gas adjustment(1)	$—	$—	$18.9	$—
Energy-efficiency program(2)	1.3	—	1.1	—
Contract withholding(3)	1.7	—	20.3	—
Deferred cost-of-service gas charges(4)	—	—	19.5	8.1
Cost of reacquired debt(5)	—	3.3	—	3.8
Pipeline integrity costs(6)	1.9	3.1	6.3	—
Conservation Enabling Tariff(7)	0.4	—	3.6	—
Other	0.6	—	0.1	—

Total regulatory assets	$5.9	$6.4	$69.8	$11.9

Regulatory liabilities:
Purchased-gas adjustment(1)	$2.6	$—	$—	$—
Cost of plant removal and AROs(8)	8.3	185.1	3.7	65.5
Income taxes refundable to customers(9)	—	0.1	—	0.1
Other	0.7	1.2	0.3	—

Total regulatory liabilities	$11.6	$186.4	$4.0	$65.6

(1)	Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.
(2)	The energy-efficiency program relates to funds expended for promoting the conservation of natural gas through advertising, rebates for efficient homes and appliances and home energy audits. Costs are recovered from customers through periodic rate adjustments. Costs incurred in excess of recoveries result in an asset; recoveries in excess of costs incurred result in a liability.
(3)	In 2016, Questar Gas recorded a regulatory asset of $1.7 million for a disputed amount withheld from a supplier of storage services. The amount withheld will be recovered from customers if it is determined that Questar Gas is required to pay the supplier. The $20.3 million withheld from a supplier of gathering services as of year-end, per the dispute settlement agreement, was resolved and reversed in March 2016. For further details, see Note 11 in the Company’s first quarter 2016 Form 10-Q filing.
(4)	Operating and maintenance, depreciation, depletion and amortization, production taxes and royalties on cost-of-service gas production and future expenses related to abandonment of Wexpro-operated gas and oil wells. Noncurrent cost-of-service gas charges also include amounts for production imbalances that will be recovered from customers at the end of the related gas wells’ useful lives. These costs were transferred to Wexpro in September 2016.
(5)	Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 6.3 years as of September 30, 2016.
(6)	The costs of complying with pipeline-integrity regulations are recovered in rates subject to a PSCU order. Questar Gas is allowed to recover $7.0 million per year. Costs incurred in excess of this amount will be recovered in future rate changes.
(7)	The CET asset represents actual revenues received that are less than the allowed revenues. Any deficiency in amounts collected are recovered through periodic rate adjustments.
(8)	Cost of plant removal and AROs represent amounts recovered from customers for costs of future activities to remove assets that are expected to be incurred at the time of retirement.
(9)	Income taxes refundable to customers arise from adjustments to deferred taxes, refunded over the life of the related property, plant and equipment.

Rate Case Filings

On July 1, 2016, Questar Gas filed a general rate case with the PSCU. However, as part of the Settlement Stipulation Agreement approved on August 22, 2016 relating to the Dominion Questar Combination, Questar Gas agreed to withdraw the general rate case and not file a new general rate case to adjust its base distribution non-gas rates until July 1, 2019, unless otherwise ordered by the PSCU. A Settlement Stipulation Agreement was also approved by the PSCW on September 14, 2016, relating to the Dominion Questar Combination, in which Questar Gas agreed to not file a general rate case application with a requested rate effective date earlier than January 1, 2020. Information regarding the Dominion Questar Combination was also provided to the Idaho Public Utilities Commission, who acknowledged the Dominion Questar Combination in October 2016 and directed Dominion Questar to notify the Idaho Public Utilities Commission when it makes filings with the PSCU.

Questar Gas 2016 Form 10-Q	9

On October 1, 2016, Questar Gas filed for an $8.6 million gas cost increase. The PSCU approved the rate filing effective November 1, 2016, reflecting a forecasted increase in commodity costs.

Note 5 - Asset Retirement Obligations

Questar Gas records an ARO along with an increase to the carrying value of the related property, plant and equipment when there is a legal obligation associated with the retirement of a tangible long-lived asset. The fair value of retirement costs is estimated by the Company based on abandonment costs of similar properties and depreciated over the life of the related assets. Revisions to estimates result from material changes in the expected timing or amount of cash flows associated with AROs. As a result of a change in the estimated timing of cash flows for the interim retirement of natural gas pipeline components, Questar Gas recorded an increase of $75.1 million to AROs in the third quarter of 2016. Income or expense resulting from the settlement of ARO liabilities sold is included in other operations and maintenance on the Condensed Statements of Income. The current portion of the ARO balance is $1.5 million and is included in other current liabilities on the Condensed Balance Sheets. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in Questar Gas’ AROs from the Condensed Balance Sheets were as follows:

	9 Months Ended September 30,
	2016	2015
	(in millions)
AROs at beginning of year	$0.6	$0.6
Accretion	0.7	—
Revisions in estimated cash flows	75.1	—
Liabilities settled	(0.3)	—

AROs at end of period	$76.1	$0.6

Note 6 - Operating Segments

The Corporate and Other Segment primarily includes specific items attributable to Questar Gas’ operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

The net expense for specific items in 2016 primarily related to a $11.9 million ($7.7 million after-tax) charge for transaction costs associated with the Dominion Questar Combination. These costs primarily consist of employee related costs allocated to Questar Gas and are included in other operations and maintenance on the Condensed Statements of Income.

Questar Gas 2016 Form 10-Q	10

The following table presents segment information pertaining to Questar Gas’ operations:

	Questar Gas	Corporate and Other	Consolidated Total
	(in millions)
Three Months Ended September 30, 2016
Operating revenue	$87.9	$—	$87.9
Net loss	(10.0)	(7.7)	(17.7)

Three Months Ended September 30, 2015
Operating revenue	$89.3	$—	$89.3
Net loss	(8.8)	—	(8.8)

Nine Months Ended September 30, 2016
Operating revenue	$624.0	$—	$624.0
Net income (loss)	36.0	(7.7)	28.3

Nine Months Ended September 30, 2015
Operating revenue	$605.8	$—	$605.8
Net income	32.2	—	32.2

Note 7 - Fair Value Measurements

Questar Gas’ fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. See Note 8 in this report for further information about Questar Gas’ derivatives and hedge accounting activities.

Questar Gas’ commodity derivative valuations are prepared by Dominion’s Enterprise Risk Management (ERM) department. The ERM department creates mark-to-market valuations for Questar Gas’ derivative transactions using computer-based statistical models. The inputs that go into the market valuations are transactional information stored in the systems of record and market pricing information that resides in data warehouse databases. The majority of forward prices are automatically uploaded into the data warehouse databases from various third-party sources. Inputs obtained from third-party sources are evaluated for reliability considering the reputation, independence, market presence, and methodology used by the third-party. If forward prices are not available from third-party sources, then the ERM department models the forward prices based on other available market data. A team consisting of risk management and risk quantitative analysts meets and assesses the validity of market prices and mark-to-market valuations. Changes in mark-to-market valuations from period to period are examined and qualified against historical expectations. If any discrepancies are identified during this process, the mark-to-market valuations or the market pricing information is evaluated further and adjusted, if necessary.

For options where observable pricing information is not available from external sources, Questar Gas generally uses a modified Black-Scholes Model or other option model.

The inputs and assumptions used in measuring fair value for commodity derivative contracts include the following:

•	Forward commodity prices

•	Transaction prices

•	Price correlation

•	Volumes

•	Commodity location

•	Interest rates

•	Credit quality of counterparties and Questar Gas

•	Credit enhancements

•	Time value

For derivative contracts, Questar Gas recognizes transfers among Level 1, Level 2 and Level 3 based on fair values as of the first day of the month in which the transfer occurs. Transfers out of Level 3 represent assets and liabilities that were previously classified as Level 3 for which the inputs became observable for classification in either Level 1 or Level 2. Because the activity and liquidity of commodity markets vary substantially between regions and time periods, the availability of observable inputs for substantially the full term and value of Questar Gas’ over-the-counter derivative contracts is subject to change.

Questar Gas 2016 Form 10-Q	11

Level 3 Valuations

Fair value measurements are categorized as Level 3 when price or other inputs that are considered to be unobservable are significant to their valuations. Long-dated commodity derivatives are generally based on unobservable inputs due to the length of time to settlement and the absence of market activity and are therefore categorized as Level 3.

Questar Gas enters into certain physical forwards, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical forward contracts. The discounted cash flow model for forwards calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return, and credit spreads. For Level 3 fair value measurements, forward market prices are considered unobservable. The unobservable inputs are developed and substantiated using historical information, available market data, third-party data, and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third-party pricing sources.

The following table presents Questar Gas’ quantitative information about Level 3 fair value measurements at September 30, 2016. The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas	$1.6	Discounted cash flow	Market price (per Dth)(2)	2.6 - 3.6	3.1

Total assets	$1.6

(1)	Averages weighted by volume.
(2)	Represents market prices beyond defined terms for Levels 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

The following table presents Questar Gas’ assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions. Questar Gas did not have any such items at December 31, 2015.

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(millions)
Assets
Derivatives:
Commodity	$—	$—	$1.6	$1.6

Total assets	$—	$—	$1.6	$1.6

Liabilities
Derivatives:
Commodity	$—	$0.1	$—	$0.1

Total liabilities	$—	$0.1	$—	$0.1

Questar Gas 2016 Form 10-Q	12

The following table presents the net change in Questar Gas’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	3 Months Ended September 30,		9 Months Ended September 30,
	2016	2015	2016	2015
	(millions)
Beginning balance	$—	$—	$—	$—
Total realized and unrealized gains (losses):
Included in regulatory assets/liabilities	1.6	—	1.6	—

Ending balance	$1.6	$—	$1.6	$—

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2016 and 2015.

Fair Value of Financial Instruments

Substantially all of Questar Gas’ financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, accounts receivables, unbilled gas receivables, receivables from affiliates, payables to affiliates, notes payable to Dominion Questar, and accounts payable are representative of fair value because of the short-term nature of these instruments. For Questar Gas’ financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(2)
	(millions)
Long-term debt(3)	$531.4	$607.2	$531.2	$568.4

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The fair value measurements are classified as Level 2.
(2)	Fair value is estimated using the discounted present value of cash flows using Questar Gas’ current credit risk-adjusted borrowing rates. The fair value measurements are classified as Level 2.
(3)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount and/or premium.

Note 8 - Derivatives and Hedge Accounting Activities

Questar Gas procures natural gas on behalf of its customers by entering into physical forward natural gas supply contracts, which are considered to be derivative instruments. All derivatives, except those for which an exception applies, are required to be reported in the Condensed Balance Sheets at fair value. Derivative contracts representing unrealized gain positions and purchased options are reported as derivative assets. Derivative contracts representing unrealized losses and options sold are reported as derivative liabilities.

All income statement activity related to derivative instruments, including amounts realized upon settlement, is presented in operating expenses based on the nature of the underlying risk. In Questar Gas’ regulated operations, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities for jurisdictions subject to cost-based rate regulation. Realized gains or losses on the derivative instruments are generally recognized when the related transactions impact earnings. See Note 7 for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on Questar Gas’ Condensed Balance Sheets. Questar Gas’ derivative contracts include over-the-counter transactions, which are bilateral contracts that are transacted directly with a counterparty. At September 30, 2016, substantially all of Questar Gas’ derivative assets and liabilities were not subject to a master netting or similar arrangement.

Questar Gas 2016 Form 10-Q	13

Volumes

The following table presents the volume of Questar Gas’ derivative activity at September 30, 2016. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	7.7	34.1

(1)	Includes options.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Questar Gas’ derivatives and where they are presented in its Condensed Balance Sheets. Questar Gas did not have any derivative balances at December 31, 2015.

	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At September 30, 2016	(millions)
ASSETS
Current Assets
Commodity	$0.4	$0.4

Total current derivative assets(1)	0.4	0.4

Noncurrent Assets
Commodity	1.2	1.2

Total noncurrent derivative assets(2)	1.2	1.2

Total derivative assets	$1.6	$1.6

LIABILITIES
Current Liabilities
Commodity	$0.1	$0.1

Total current derivative liabilities(3)	0.1	0.1

Total derivative liabilities	$0.1	$0.1

(1)	Current derivative assets are presented in prepaid expenses and other current assets in Questar Gas’ Condensed Balance Sheets.
(2)	Noncurrent derivative assets are presented in other noncurrent assets in Questar Gas’ Condensed Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Questar Gas’ Condensed Balance Sheets.

Questar Gas did not recognize any gains or losses on derivatives for both the three and nine months ended September 30, 2016 and 2015.

Note 9 - Related-Party Transactions

Questar Gas provided technical services to its affiliates at its cost and charged $4.5 million for the first nine months of 2016, compared to $4.8 million for the same period of 2015, and charged $1.3 million for the third quarter of 2016 compared to $1.1 million for the third quarter of 2015. The majority of these costs are allocated. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas has reserved transportation capacity on Questar Pipeline’s system for 956 Mdth per day during the heating season and 841 Mdth per day during off-peak months. Questar Gas periodically releases excess capacity and receives a credit from Questar Pipeline for the released capacity revenues and a portion of Questar Pipeline’s interruptible transportation revenues. Questar Gas’ payment for transportation, storage and processing services provided by Questar Pipeline were $17.3 million and $53.9 million for the three and nine months ended September 30, 2016, respectively, compared to $17.5 million and $54.3 million for the three and nine months ended September 30, 2015. The costs of these services were included in the cost of natural gas sold.

Questar Gas 2016 Form 10-Q	14

The amounts that Questar Gas paid Wexpro for the operation of cost-of-service gas properties were $236.4 million and $241.0 million for the nine months ended 2016 and 2015, respectively, and $77.7 million and $80.7 million for the three months ended September 30, 2016 and 2015, respectively. Questar Gas reports these amounts in the cost of natural gas sold.

Affiliated companies charged Questar Gas for certain administrative and communication functions amounting to $22.7 million and $41.0 million for the three and nine months ended September 30, 2016, respectively, compared to $13.8 million and $42.9 million for the same prior year periods. These costs are included in other operations and maintenance. The administrative charges are generally allocated based on each affiliated company’s proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

The Dominion Questar Combination resulted in merger and restructuring costs of $9.7 million charged from Dominion Questar for both the three and nine months ended September 30, 2016. There were no merger and restructuring costs for the same prior year periods. These costs primarily consist of employee related costs allocated to Questar Gas and are included in other operations and maintenance.

Questar Gas participates in certain Dominion Questar benefit plans. Amounts due from Dominion Questar associated with these benefit plans were $72.6 million and $67.5 million at September 30, 2016 and December 31, 2015, respectively. These amounts are included in noncurrent receivable from affiliates and current receivable from affiliates, respectively, on Questar Gas’ Condensed Balance Sheets.

Note 10 - Contingencies and Commitments

Questar Gas is involved in various commercial, environmental, and regulatory claims. Litigation and other legal proceedings arise in the ordinary course of business. For current proceedings, management does not believe that liabilities, if any, from such litigation or other legal proceedings arising in the ordinary course of business individually or in the aggregate, will have a material adverse effect on Questar Gas’ financial position, results of operations or cash flows.

A liability is recorded for a loss contingency when its occurrence is probable and its amount can be reasonably estimated. If some amount within a range of possible outcomes appears to be a better estimate than any other amount within the range, that amount is recorded. Otherwise, the minimum amount in the range is recorded. Disclosures are provided for contingencies reasonably likely to occur, which would have a material adverse effect on Questar Gas’ financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Commitments

In August 2016, Questar Gas committed to borrow under a 30-year, $50 million private placement senior note at 3.62% and a 35-year, $50 million private placement senior note at 3.67%. Both notes are expected to be funded in December 2016.

Questar Gas 2016 Form 10-Q	15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar Gas’ financial condition provided in the Company’s 2015 Form 10-K and analyzes the changes in the results of operations between the three and nine months ended September 30, 2016 and 2015. For definitions of commonly used terms found in this Quarterly Report, please refer to the “Glossary of Commonly Used Terms” included as part of this Form 10-Q.

RESULTS OF OPERATIONS

Questar Gas reported a net loss of $17.7 million in the third quarter of 2016 compared to net loss of $8.8 million in the third quarter of 2015. Questar Gas net income was $28.3 million in the first nine months of 2016 compared to $32.2 million in the first nine months of 2015. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year.

Following is a summary of Questar Gas financial and operating results:

	3 Months Ended September 30,			9 Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(in millions)
Net Income (Loss)
Revenues	87.9	89.3	(1.4)	624.0	605.8	18.2
Cost of natural gas sold	39.7	44.4	(4.7)	364.4	362.0	2.4

Margin	48.2	44.9	3.3	259.6	243.8	15.8

Other Operating Expenses
Other operations and maintenance	47.5	35.3	12.2	131.4	119.4	12.0
Depreciation and amortization	15.3	13.8	1.5	45.0	40.9	4.1
Other taxes	5.2	4.7	0.5	15.8	14.4	1.4

Total Other Operating Expenses	68.0	53.8	14.2	192.2	174.7	17.5

OPERATING INCOME (LOSS)	(19.8)	(8.9)	(10.9)	67.4	69.1	(1.7)
Interest and other income	0.9	1.3	(0.4)	2.8	3.6	(0.8)
Interest expense	7.3	7.0	0.3	22.5	21.2	1.3
Income taxes benefit/(expense)	8.5	5.8	2.7	(19.4)	(19.3)	(0.1)

NET INCOME (LOSS)	$(17.7)	$(8.8)	$(8.9)	$28.3	$32.2	$(3.9)

Questar Gas 2016 Form 10-Q	16

	3 Months Ended September 30,			9 Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	7.6	7.4	0.2	67.6	58.4	9.2

Industrial sales	0.6	0.8	(0.2)	2.0	2.6	(0.6)
Transportation for industrial customers	22.1	20.4	1.7	67.6	56.8	10.8

Total industrial	22.7	21.2	1.5	69.6	59.4	10.2

Total deliveries	30.3	28.6	1.7	137.2	117.8	19.4

Natural gas revenue (per dth)
Residential and commercial sales	$9.52	$9.87	$(0.35)	$8.53	$9.49	$(0.96)
Industrial sales	6.49	6.13	0.36	6.68	6.66	0.02
Transportation for industrial customers	0.29	0.27	0.02	0.27	0.27	—
(Warmer) than normal temperatures	(39%)	(60%)	21%	(15%)	(23%)	8%
Temperature-adjusted usage per customer (dth)	7.2	7.2	—	71.8	67.2	4.6
Customers at September 30, (in thousands)	1,003	981	22

Margin Analysis

Questar Gas margin (revenues minus gas costs) increased $3.3 million in the third quarter of 2016 compared to the third quarter of 2015 and increased $15.8 million in the first nine months of 2016 compared to the first nine months of 2015. Following is a summary of major changes in Questar Gas margin:

	3 Months 2016 vs. 2015	9 Months 2016 vs. 2015
	Increase/(decrease)
	(in millions)
Customer growth	$0.7	$4.9
Transportation	0.6	1.8
Infrastructure-replacement cost recovery	0.5	5.4
Energy-efficiency program cost recovery	(0.1)	1.8
Other	1.6	1.9

Increase	$3.3	$15.8

Cost of Natural Gas Sold

Cost of natural gas sold decreased 11% in the third quarter of 2016 and remained relatively flat in the first nine months of 2016 compared to the same 2015 periods. The decrease in the three months ended September 30, 2016 was primarily due to lower purchased gas prices. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of September 30, 2016, Questar Gas had a $2.6 million over-collected balance in the purchased-gas adjustment account representing amounts recovered from customers in excess of costs incurred.

Other Expenses

Merger and restructuring charges, included within other operations and maintenance, are related to transaction costs associated with the Dominion Questar Combination and totaled $11.9 million for both the third quarter of 2016 and the first nine months of 2016. These costs primarily consist of employee related costs allocated to Questar Gas.

Depreciation and amortization expense increased 11% in the third quarter of 2016 and 10% in the first nine months of 2016 compared to the 2015 periods. The higher expense was caused by plant additions driven by customer growth and infrastructure replacements.

Questar Gas 2016 Form 10-Q	17

Other taxes were 11% higher in the third quarter of 2016 and 10% higher in the first nine months of 2016 compared to year-earlier periods. The increases were primarily due to higher property taxes.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Senior management of Questar Gas, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on such evaluation, such officers have concluded that, as of September 30, 2016, Questar Gas’ disclosure controls and procedures are effective.

Changes in Internal Controls.

There were no changes in Questar Gas’ internal controls over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, Questar Gas’ internal control over financial reporting.

Questar Gas 2016 Form 10-Q	18

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information regarding reportable legal proceedings is contained in Note 4 and Note 10 to the financial statements included in Item 1 of Part I of this Quarterly Report.

ITEM 6.	EXHIBITS.

The exhibits filed as part of this report are listed below.

Exhibit No.	Description

EXHIBIT 3 ARTICLES OF INCORPORATION AND BYLAWS

3.1	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit No. 3.1, Form 8-K filed May 15, 2012, File No. 333-69210).

3.2	Bylaws of Questar Gas Company, effective as of October 17, 2016 (filed herewith).

EXHIBIT 10 ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

10.1	Utah Stipulation Agreement dated August 15, 2016 (Exhibit No. 10.1, Current Report on Form 8-K filed August 26, 2016, File No. 333-69210).

10.2	Wyoming Stipulation Agreement dated August 1, 2016 (Exhibit No. 10.1, Current Report on Form 8-K filed September 14, 2016, File No. 333-69210).

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

31.a	Certification by Chief Executive Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

32.a	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

EXHIBIT 101 - INTERACTIVE DATA FILE

101	The following financial statements from Questar Gas Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 9, 2016, formatted in XBRL: (i) Condensed Statements of Income; (ii) Condensed Balance Sheets; (iii) Condensed Statements of Cash Flows; and (iv) Notes to the Financial Statements.

Questar Gas 2016 Form 10-Q	19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY (Registrant)

November 9, 2016	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer

Questar Gas 2016 Form 10-Q	20

Exhibit Index

Exhibit No.	Description

EXHIBIT 3 ARTICLES OF INCORPORATION AND BYLAWS

3.1	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit No. 3.1, Form 8-K filed May 15, 2012, File No. 333-69210).

3.2	Bylaws of Questar Gas Company, effective as of October 17, 2016 (filed herewith).

EXHIBIT 10 ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

10.1	Utah Stipulation Agreement dated August 15, 2016 (Exhibit No. 10.1, Current Report on Form 8-K filed August 26, 2016, File No. 333-69210).

10.2	Wyoming Stipulation Agreement dated August 1, 2016 (Exhibit No. 10.1, Current Report on Form 8-K filed September 14, 2016, File No. 333-69210).

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

31.a	Certification by Chief Executive Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

32.a	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

EXHIBIT 101 - INTERACTIVE DATA FILE

101	The following financial statements from Questar Gas Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 9, 2016, formatted in XBRL: (i) Condensed Statements of Income; (ii) Condensed Balance Sheets; (iii) Condensed Statements of Cash Flows; and (iv) Notes to the Financial Statements.

Questar Gas 2016 Form 10-Q	21