Form 10-K
period 2016-12-31
QUESTAR GAS CO
filed 2017-03-15
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact name of registrants as specified in their charters	I.R.S. Employer Identification Number

333-69210	QUESTAR GAS COMPANY	87-0155877

UTAH (State or other jurisdiction of incorporation or organization)

	333 SOUTH STATE STREET SALT LAKE CITY, UTAH (Address of principal executive offices)	84145 (Zip Code)

(801) 324-5000 (Registrants’ telephone number)
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Questar Gas does not have any voting or non-voting common equity held by non-affiliates. As of February 28, 2017, Questar Gas had 9,189,626 shares of common stock outstanding.

QUESTAR GAS COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS FILING THIS FORM 10-K UNDER THE REDUCED DISCLOSURE FORMAT.

Questar Gas Company

Glossary of Terms

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
bcf	Billion cubic feet
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CET	Conservation enabling tariff
CFO	Chief Financial Officer
Dominion

The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Dominion Questar) or operating segments, or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Gas	The legal entity, Dominion Gas Holdings, LLC, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Gas Holdings, LLC and its consolidated subsidiaries
Dominion Questar

The legal entity, Dominion Questar Corporation (formerly known as Questar Corporation), one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Questar Corporation and its consolidated subsidiaries

Dominion Questar Combination	Dominion’s acquisition of Dominion Questar completed on September 16, 2016 pursuant to the terms of the agreement and plan of merger entered on January 31, 2016
dth	Dekatherm
EEP	Energy-efficiency program
EPA	Environmental Protection Agency
ERISA	The Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gas
Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Idaho Commission	Idaho Public Utilities Commission
IRCA	Intercompany revolving credit agreement
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mdth	One thousand dekatherms
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSIA	Pipeline Safety Improvement Act of 2002
PSRCJCA	Pipeline Safety, Regulatory Certainty and Jobs Creation Act of 2011
Questar Gas	The legal entity Questar Gas Company
Questar Pipeline

Questar Pipeline, LLC (successor by statutory conversion to and formerly known as Questar Pipeline Company), one or more of its consolidated subsidiaries, or the entirety of Questar Pipeline, LLC and its consolidated subsidiaries

SEC	Securities and Exchange Commission
Utah Commission	Public Service Commission of Utah
Virginia Power

The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments, the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

Wexpro	The legal entity, Wexpro Company, one or more of its consolidated subsidiaries, or the entirety of Wexpro Company and its consolidated subsidiaries
Wexpro Agreement	An agreement effective August 1981, which sets forth the rights of Questar Gas to receive certain benefits from Wexpro’s operations, including cost-of-service gas
Wexpro II Agreement

An agreement with the states of Utah and Wyoming modeled after the Wexpro Agreement that allows for the addition of properties under the cost-of-service methodology for the benefit of Questar Gas customers

Wyoming Commission	Wyoming Public Service Commission

Part I

Item 1. Business

GENERAL

Questar Gas is a wholly-owned subsidiary of Dominion Questar which, effective September 2016, is a wholly-owned subsidiary of Dominion.

Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. As of December 31, 2016, Questar Gas was serving approximately 1.0 million sales and transportation customers. Questar Gas is the only non-municipal gas-distribution utility in Utah, where over 97% of its customers are located. The Utah, Wyoming and Idaho Commissions have granted Questar Gas the necessary regulatory approvals to serve these areas. Questar Gas also has long-term franchises granted by communities and counties within its service area. In order to service these areas, Questar Gas owns and operates distribution systems and has approximately 29,200 miles of street mains, service lines and interconnecting pipelines. It has a major operations center in Salt Lake City, and has operations centers, field offices and service-center facilities in other parts of its service area.

Questar Gas’ growth is tied to the economic growth of Utah and southwestern Wyoming. It has a market share of over 90% of residential space and water heating in its service area. During 2016, Questar Gas added nearly 17,300 customers, a 1.7% increase over the prior year.

Questar Gas faces similar risks as other local distribution companies. These risks include revenue variations based on changes in demand, changes in natural gas prices, availability of natural gas supplies, declining residential usage per customer, aging of distribution facilities and adverse regulatory decisions.

Questar Gas’ sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (considered to be a customer using 80 dth per year) consumes more than 70% of their annual gas usage during the coldest six months of the year. Questar Gas, however, has a weather-normalization mechanism for its general-service customers. This billing mechanism adjusts the non-gas portion of a customer’s monthly bill as the actual Heating degree days in the billing cycle are warmer or colder than normal. This mechanism reduces volatility in any given customer’s monthly bill from year to year and reduces volatility in Questar Gas’ earnings.

Questar Gas’ gas-supply risk is partly mitigated by cost-of-service gas supplied by an affiliate, Wexpro. During 2016, Questar Gas satisfied the majority of its supply requirements with cost-of-service gas volumes. Wexpro designs its development program to meet 65% of Questar Gas’ weather-normalized gas-supply requirements. Wexpro produces gas, which is then gathered by Wexpro or third parties, transported by another affiliate, Questar Pipeline, and delivered at cost of service to Questar Gas. Questar Gas also has a balanced and diversified portfolio of third-party gas-supply contracts for volumes produced in Wyoming, Colorado, and Utah. In addition, Questar Gas has regulatory approval to pass through in its balancing account the economic results associated with commodity-price hedging activities if it were to utilize such hedges.

Questar Gas has designed its distribution system and annual gas-supply plan to handle peak design-day demand, which is defined as the estimated volume of gas that firm customers could use when the weather is extremely cold. For the 2016-2017 heating season, Questar Gas had an estimated peak sales and firm transportation design-day demand of 1,740 Mdth.

Questar Gas has long-term contracts with Questar Pipeline for transportation and storage services. The storage contracts reserve capacity at Questar Pipeline’s Clay Basin storage facility and three peak-day storage aquifers. Questar Gas also has transportation contracts to take deliveries at several locations from Kern River Pipeline.

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

REGULATION

As a public utility, Questar Gas is subject to the jurisdiction of the Utah, Wyoming and Idaho Commissions. The Idaho Commission has contracted with the Utah Commission for rate oversight of Questar Gas operations in a small area of southeastern Idaho. Natural gas sales and transportation services are provided under rate schedules approved by the Utah and Wyoming Commissions. Both the Utah and Wyoming Commissions permit Questar Gas to recover gas costs through a balancing-account mechanism and to reflect natural gas price changes on a periodic basis, typically twice a year in the spring and the fall. Questar Gas recovers bad debt costs related to the gas-cost portion of rates in its Utah operations through a purchased-gas adjustment to rates.

Questar Gas is subject to the requirements of the PSIA and PSRCJCA. The PSIA is designed to examine and improve the state of pipeline safety regulations, gives enhanced safety authority to the PHMSA and is intended to improve pipeline transportation by strengthening enforcement capabilities. The PSRCJCA and the rules issued by the U.S. Department of Transportation require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transportation pipelines located in high-consequence areas such as densely populated locations. The Utah Commission has allowed Questar Gas to recover $7.0 million per year for the operating costs of complying with these regulations. Costs incurred in excess of these amounts will be recovered through future rate changes.

Questar Gas has an infrastructure cost-tracking mechanism that allows it to place into rate base, and earn a return on, capital expenditures associated with a multi-year natural gas infrastructure-replacement program upon the completion of each project. A 2014 Utah general rate case reset the recovery of costs under the infrastructure-replacement program into general rates until Questar Gas invested $84 million in new pipelines. This dollar threshold was met in November 2014, and thereafter Questar Gas has been able to recover program capital expenditures through the infrastructure-replacement mechanism.

Questar Gas has a revenue decoupling mechanism called the CET, which allows it to collect its allowed revenue per customer and promote energy conservation. Under the CET, Questar Gas non-gas revenues are decoupled from the temperature-adjusted usage per customer. The tariff specifies an allowed monthly revenue per customer, with differences to be deferred and recovered from or refunded to customers through periodic rate adjustments. These adjustments are limited to 5% of Utah’s distribution non-gas revenues.

Under the EEP, Questar Gas encourages the conservation of natural gas through advertising, rebates for efficient homes and appliances, and home energy plans. The costs related to the EEP are deferred and recovered from customers through periodic rate adjustments.

See Note 10 to the Financial Statements for additional information.

EMPLOYEES

At December 31, 2016, Questar Gas had approximately 900 employees.

WHERE YOU CAN FIND MORE INFORMATION

The SEC maintains a website that contains annual, quarterly and current reports and other information that issuers and voluntary reporting companies, like Questar Gas, file electronically with the SEC. The SEC’s website is http://www.sec.gov. You may also read and copy any document it files at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Questar Gas makes its SEC filings available, free of charge, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, through Dominion’s internet website, http://www.dom.com, as soon as reasonably practicable after filing or furnishing the material to the SEC. Information contained on Dominion’s website is not incorporated by reference in this report.

Item  1A. Risk Factors.

Questar Gas’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these factors have been identified below. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in Item 7. MD&A.

Questar Gas’ investment in infrastructure replacement may increase customer rates, which could cause customers to explore alternatives to natural gas. Questar Gas is investing significant capital to replace aging pipeline infrastructure. This significant investment is expected to continue over a number of years. Replacement of aging pipeline infrastructure will increase customer safety. However, Questar Gas’ return on this investment and depreciation costs may result in increased customer rates. Over time, this may impact customer decisions on the use of natural gas versus other energy sources, which could adversely affect Questar Gas’ results of operations, cash flows and financial condition.

Questar Gas’ operations are subject to operational hazards, equipment failures, supply chain disruptions and personnel issues, which could negatively affect Questar Gas. Operation of Questar Gas’ facilities involves risk, including the risk of potential breakdown or failure of equipment or processes due to aging infrastructure, fuel supply, pipeline integrity or transportation disruptions, accidents, acts of terrorism or sabotage, construction delays or cost overruns, shortages of, or delays in, obtaining equipment, material and labor, operational restrictions resulting from environmental limitations and governmental interventions, and performance below expected levels. Questar Gas’ business is dependent upon sophisticated information technology systems and network infrastructure, the failure of which could prevent it from accomplishing critical business functions. Because Questar Gas’ pipelines and other facilities are interconnected with those of third parties, the operation of these facilities and pipelines could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties.

In addition, there are many risks associated with Questar Gas’ operations and the transportation, storage and processing of natural gas, including fires, explosions, uncontrolled release of natural gas and other environmental hazards, the collision of third party equipment with pipelines and wildlife impacts. Such incidents could result in loss of human life or injuries among employees, customers or the public in general, environmental pollution, damage or destruction of facilities or business interruptions and associated public or employee safety impacts, loss of revenues, increased liabilities, heightened regulatory scrutiny and reputational risk. Further, the location of pipelines and other facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks.

Questar Gas is dependent on bank credit arrangements to successfully execute its operating strategies. Questar Gas relies on credit facilities with banks to meet short-term funding needs. In November 2016, Questar Gas was added as a co-borrower to two joint revolving credit facilities with Dominion, Virginia Power and Dominion Gas. Banks may be unable or unwilling to extend credit in the future. Questar Gas’ revolving credit facilities are subject to variable interest rates. From time to time, Questar Gas may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of capital from banks and other sources. While management believes it is important to maintain investment-grade credit ratings to conduct Questar Gas’ businesses, Questar Gas may not be able to keep investment-grade ratings.

Exposure to counterparty performance may adversely affect Questar Gas’ financial results of operations. Questar Gas is exposed to credit risks of its counterparties and the risk that one or more counterparties may fail or delay the performance of their contractual obligations, including but not limited to payment for services. For example, Questar Gas has credit exposure in outstanding accounts receivable from customers, which could become significant. Defaults or failure to perform by customers, suppliers or other third parties may adversely affect Questar Gas’ financial results, cash flows and liquidity.

Potential changes in accounting practices may adversely affect Questar Gas’ financial results. Questar Gas cannot predict the impact that future changes in accounting standards or practices may have on public companies in general, the energy industry or their operations specifically. New accounting standards could be issued that could change the way Questar Gas records revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect earnings or could increase liabilities.

Questar Gas’ business and operations depend upon the ability of Wexpro and its other suppliers to economically find and develop new resources and produce natural gas to satisfy Questar Gas’ supply requirements. During 2016, Questar Gas satisfied the majority of its supply requirements with cost-of-service gas volumes supplied by Wexpro, which designs its development program to meet 65% of Questar Gas’ weather-normalized gas supply requirements. Questar Gas also maintains a balanced and diversified portfolio of third-party gas-supply contracts. Productive natural gas reservoirs are generally characterized by declining production rates that vary depending on reservoir characteristics. Because of significant production decline rates in several of Questar Gas’ suppliers’ producing areas, Questar Gas’ suppliers may be required to make substantial capital expenditures to develop gas reserves to replace those depleted by production. As a result, the price of gas volumes acquired from third-party producers may increase.

Similarly, the volume of cost-of-service gas that Wexpro can provide may decline or the growth of Questar Gas’ demand for cost-of-service gas may outpace Wexpro’s production capability. In either case, if Questar Gas’ supply requirements exceed the volume of cost-of-service gas it can acquire from Wexpro, Questar Gas would be forced to seek gas at non-cost-of-service prices from third-party suppliers. Questar Gas’ suppliers may not be able to supply volumes of natural gas to Questar Gas sufficient to satisfy Questar Gas’ needs at economically favorable prices or at all, which could negatively affect Questar Gas’ financial condition and impair its ability to operate its business.

Questar Gas faces the risk that future legislative initiatives in the states in which it operates could open its service territories to competition for retail and commercial natural gas customers and that it could lose transportation customers to competitors, each of which would adversely affect its financial results, cash flows and liquidity. Questar Gas currently does not face direct competition from other distributors of natural gas for residential and commercial customers in its service territory, because state regulations in Utah, Wyoming and Idaho do not allow customers to choose their natural gas provider. Questar Gas is the only non-municipal gas distribution utility in Utah, where over 97% of its customers are located. At this time, Utah, Wyoming and Idaho have not enacted legislation allowing customers to choose natural gas providers in Questar Gas’ service territories. However, if any of the states in which Questar Gas operates were to consider legislation regarding the competitive deregulation of natural gas sales, Questar Gas may be forced to compete for retail and commercial customers with other natural gas distributors.

Questar Gas currently does not face significant competition for transportation customers. However, the states in which Questar Gas operates do not limit the choice of provider for transportation customers in the same way they limit the choice of retail and commercial customers. As a result, Questar Gas faces the risk that it could lose transportation customers to competitors who may be able to connect and transport natural gas to large industrial customers. The loss of transportation or retail and commercial natural gas customers would adversely affect Questar Gas’ financial results, cash flows and liquidity.

Questar Gas is subject to complex federal, state and local environmental laws and regulations that could adversely affect its cost of doing business. Environmental laws and regulations are complex, change frequently and have become more restrictive over time. Some of the laws with which Questar Gas must comply include the National Environmental Policy Act, the Endangered Species Act, the Clean Air Act, the Clean Water Act, the National Historic Preservation Act, the Toxic Substance Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right to Know Act, the Oil Pollution Act as well as similar state and local laws that can be stricter than federal laws.

Federal and state agencies frequently impose conditions on Questar Gas’ activities. These restrictions have become more stringent over time and can limit or prevent the construction of new transmission or distribution pipelines and related facilities. For example, Questar Gas is subject to regulation by the Department of Transportation under PHMSA, which has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The most recent reauthorization of PHMSA included new provisions on historical records research, maximum-allowed operating pressure validation, use of automated or remote-controlled valves on new or replaced lines, increased civil penalties, and evaluation of expanding integrity management beyond high-consequence areas. PHMSA has not yet issued new rulemaking on most of these items. We expect that existing environmental laws and regulations may be revised and/or new laws may be adopted or become applicable to Questar Gas.

Compliance costs cannot be estimated with certainty due to the inability to predict the requirements and timing of implementation of any new environmental rules or regulations. Other factors which affect the ability to predict future environmental expenditures with certainty include the difficulty in estimating clean-up costs and quantifying liabilities under environmental laws that impose joint and several liability on all responsible parties. Such expenditures, if material, could make

Questar Gas’ facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect Questar Gas’ results of operations, financial performance or liquidity.

State agencies regulate the distribution of natural gas. Questar Gas’ natural gas distribution business is regulated by the Utah, Wyoming and Idaho Commissions. These commissions set rates for distribution services and establish policies and procedures for services, accounting, purchases, sales and other activities. The Utah and Wyoming Commissions’ policies and decisions including an authorized return on equity and disallowed costs may adversely affect Questar Gas’ profitability. Authorized returns on equity have declined for Questar Gas and throughout the U.S. with the decline in interest rates, and may decline further for Questar Gas in future rate cases.

Questar Gas’ business operations involve risks due to exposure to revenue variations based on seasonal changes in demand. Questar Gas’ sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (considered to be a customer using 80 dth per day) consumes more than 70% of their annual gas usage during the coldest six months of the year. If Questar Gas is unable to effectively mitigate volatility in revenue due to seasonal changes in demand including if the Utah or Wyoming Commissions were to disallow the CET, this volatility could adversely affect Questar Gas’ results of operations, liquidity, cash flows and financial condition.

Failure to attract and retain key executive officers and an appropriately qualified workforce could have an adverse effect on Questar Gas’ operations. Questar Gas’ business strategy is dependent on its ability to recruit, retain and motivate employees. Questar Gas’ key executive officers are the CEO, CFO and those responsible for financial, operational, legal, regulatory and accounting functions. Competition for skilled management employees in these areas of Questar Gas’ business operation is high. With respect to Questar Gas’ technical employees, certain events, such as an aging workforce, mismatch of skill set or complement to future needs, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge base and the length of time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or future availability and cost of contract labor may adversely affect the ability to manage and operate Questar Gas’ business. If Questar Gas is unable to successfully attract and retain an appropriately qualified workforce, its financial position or results of operations could be negatively affected.

Hostile cyber intrusions could severely impair Questar Gas’ operations, lead to the disclosure of confidential information, damage the reputation of Questar Gas and otherwise have an adverse effect on Questar Gas’ business. Questar Gas owns assets deemed as critical infrastructure, the operation of which is dependent on information technology systems. Further, the computer systems that run Questar Gas’ facilities are not completely isolated from external networks. There appears to be an increasing level of activity, sophistication and maturity of threat actors, in particular nation state actors, that wish to disrupt the U.S. bulk power system and the U.S. gas transmission or distribution system. Such parties could view Questar Gas’ computer systems, software or networks as attractive targets for cyber attack. For example, malware has been designed to target software that runs the nation’s critical infrastructure such as power transmission grids and gas pipelines. In addition, Questar Gas’ business requires that it and its vendors collect and maintain sensitive customer data, as well as confidential employee and shareholder information, which is subject to electronic theft or loss.

A successful cyber attack on the systems that control Questar Gas’ gas transmission or distribution assets could severely disrupt business operations, preventing Questar Gas from serving customers or collecting revenues. The breach of certain business systems could affect Questar Gas’ ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to Questar Gas’ reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant breach notification expenses and mitigation expenses such as credit monitoring. For these reasons, a significant cyber incident could materially and adversely affect Questar Gas’ business, financial condition and results of operations.

War, acts and threats of terrorism, intentional acts and other significant events could adversely affect the Questar Gas’ operations. Questar Gas cannot predict the impact that any future terrorist attacks may have on the energy industry in general, or on Questar Gas’ business in particular. Any retaliatory military strikes or sustained military campaign may affect Questar Gas’ operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets. In addition, Questar Gas’ infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. For example, a physical attack on a critical substation in California resulted in serious impacts to the power grid. Furthermore, the physical compromise of Questar Gas’ facilities could adversely affect Questar Gas’ ability to manage these facilities effectively. Instability in financial markets as a result of terrorism, war, intentional acts, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and increase the cost of insurance coverage. This could negatively impact Questar Gas’ results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2016, Questar Gas’ properties consisted of operations centers, field offices and service-center facilities as well as gas distribution systems throughout Utah, southwestern Wyoming and southeastern Idaho. These physical properties are described in Item 1. Business, which description is incorporated herein by reference.

Item 3. Legal Proceedings

From time to time, Questar Gas is alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by Questar Gas, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, Questar Gas is involved in various legal proceedings.

See Notes 10 and 16 to the Financial Statements, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which Questar Gas is a party.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for Questar Gas’ common stock, all of which is owned by Dominion Questar. Questar Gas has had no sale of equity securities in the last three years. Potential restrictions on Questar Gas’ payment of dividends are discussed in Note 14 to the Financial Statements. Questar Gas paid quarterly cash dividends on its common stock as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(millions)
2016	$10.0	$10.0	$10.0	$—	$30.0
2015	9.5	9.5	9.5	9.5	38.0

Item 6. Selected Financial Data

Omitted pursuant to General Instructions I.(2)(a).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MD&A discusses Questar Gas’ results of operations and general financial condition. MD&A should be read in conjunction with Item 1. Business and the Financial Statements in Item 8. Financial Statements and Supplementary Data. Questar Gas meets the conditions to file under the reduced disclosure format, and therefore has omitted certain sections of MD&A.

CONTENTS OF MD&A

MD&A consists of the following information:

•	Forward-Looking Statements
•	Results of Operations
•	Analysis of Operations

FORWARD-LOOKING STATEMENTS

This report contains statements concerning Questar Gas’ expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by such words as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may,” “continue,” “target” or other similar words.

Questar Gas makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;
•	Extreme weather events and other natural disasters, severe storms, earthquakes and flooding that can cause system disruptions and property damage to facilities;
•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;
•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;
•	Cost of environmental compliance, including those costs related to climate change;
•	Changes in implementation and enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;
•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals;
•	Unplanned system disruptions at Questar Gas facilities;
•	Fluctuations in energy-related commodity prices and the effect these could have on Questar Gas’ earnings, liquidity position and the underlying value of its assets;
•	Counterparty credit and performance risk;
•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;
•	Fluctuations in interest rates;
•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;
•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;
•	Employee workforce factors;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;
•	Political and economic conditions, including inflation and deflation;
•	Domestic terrorism and other threats to Questar Gas’ physical and intangible assets, as well as threats to cybersecurity;
•	Changes in demand for Questar Gas’ services, including industrial, commercial and residential growth or decline in Questar Gas’ service areas, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs and the availability of energy efficient devices;
•	Changes to regulated gas distribution and transportation rates collected by Questar Gas;
•	Changes in operating, maintenance and construction costs;
•	Timing and receipt of regulatory approvals necessary for planned projects and compliance with conditions associated with such regulatory approvals;
•	The inability to complete planned projects within the terms and time frames initially anticipated;
•	Adverse outcomes in litigation matters or regulatory proceedings; and
•	The impact of operational hazards, including adverse developments with respect to pipeline safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors.

Questar Gas’ forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. Questar Gas cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Questar Gas undertakes no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

RESULTS OF OPERATIONS

Presented below is a summary of Questar Gas’ results:

Year Ended December 31,	2016	$ Change	2015
(millions)
Net Income	$57.2	$(7.1)	$64.3

Overview

2016 vs. 2015

Net income decreased 11%, primarily due to merger and restructuring costs and higher depreciation, partially offset by customer growth and higher infrastructure-replacement cost recovery.

ANALYSIS OF OPERATIONS

Presented below are selected amounts related to Questar Gas’ results of operations:

Year Ended December 31,	2016	$ Change	2015
(millions)
Operating revenue	$921.3	$3.7	$917.6
Cost of sales	542.1	(16.0)	558.1
Net revenue	379.2	19.7	359.5
Other operations and maintenance	176.6	14.1	162.5
Depreciation and amortization	61.0	5.9	55.1
Other taxes	20.9	1.6	19.3
Other income	3.8	(1.0)	4.8
Interest expense	30.2	1.9	28.3
Income tax expense	37.1	2.3	34.8

An analysis of Questar Gas’ results of operations follows:

2016 vs. 2015

Net revenue increased 5%, primarily reflecting an $8.2 million increase in infrastructure-replacement cost recovery, a $5.7 million increase from customer growth, a $2.4 million increase from transportation revenues, and a $3.2 million increase in revenues from affiliates; partially offset by a $1.5 million decrease in revenues from natural gas vehicle fuel sales.

Other operations and maintenance increased 9%, primarily reflecting a $15.9 million increase from merger and restructuring costs.

Depreciation and amortization increased 11%, primarily due to plant additions driven by customer growth and feeder-line replacements.

Other taxes increased 8%, primarily due to higher property taxes resulting from plant additions.

Interest expense increased 7%, primarily due to higher debt interest expense ($1.0 million) resulting from increased interest rates as well as higher interest expense on the gas balancing account ($0.9 million).

Income tax expense increased 7%, primarily reflecting changes in effective income tax rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide information about Questar Gas’ potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and interest rates. The reader’s attention is directed to Item 1A. Risk Factors for discussion of various risks and uncertainties that may impact Questar Gas.

Commodity Price Risk

Questar Gas, as a distributor of natural gas under the framework of the Utah, Wyoming and Idaho Commissions, is able to recover the cost of natural gas delivered to customers. Accordingly, Questar Gas believes that it is not subject to any material impacts of commodity price risk.

Interest Rate Risk

As part of the Dominion Questar Combination, Questar Gas settled its borrowings under the variable rate IRCA with Dominion Questar and began borrowing under the variable rate IRCA with Dominion. At December 31, 2016 and 2015, Questar Gas had $48.0 million and $273.3 million, respectively, of borrowings under the IRCAs. In December 2016, Questar Gas began accessing the commercial paper markets. At December 31, 2016, Questar Gas had $200 million of outstanding commercial paper. A hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at December 31, 2016 or 2015.

Item 8. Financial Statements and Supplementary Data

[THIS PAGE INTENTIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Questar Gas Company

Salt Lake City, Utah

We have audited the accompanying balance sheet of Questar Gas Company (an indirect wholly-owned subsidiary of Dominion Resources, Inc.)(“Questar Gas”) as of December 31, 2016, and the related statements of income, common shareholder’s equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of Questar Gas’ management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Questar Gas is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Questar Gas’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Questar Gas Company as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Richmond, Virginia

March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of

Questar Gas Company

We have audited the accompanying balance sheet of Questar Gas Company as of December 31, 2015, and the related statements of income, common shareholder’s equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 18, 2016

Questar Gas Company

Statements of Income

Year Ended December 31,	2016	2015	2014
(millions)

Operating Revenue(1)	$921.3	$917.6	$960.9
Operating Expenses
Cost of sales(1)	542.1	558.1	604.8
Other operations and maintenance(1)	176.6	162.5	175.2
Depreciation and amortization	61.0	55.1	53.6
Other taxes	20.9	19.3	17.8
Total operating expenses	800.6	795.0	851.4
Income from operations	120.7	122.6	109.5
Other income	3.8	4.8	5.9
Interest expense(1)	30.2	28.3	28.2
Income from operations before income tax expense	94.3	99.1	87.2
Income tax expense	37.1	34.8	32.0
Net Income	$57.2	$64.3	$55.2

(1)	See Note 18 for amounts attributable to related parties.

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

Questar Gas Company

Balance Sheets

At December 31,	2016	2015
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$7.6	$10.5
Customer receivables (less allowance for doubtful accounts of $1.7 at both dates)	163.7	168.8
Receivables from affiliates	0.6	103.4
Inventories at lower of average cost or market:
Gas stored underground	49.3	43.9
Materials and supplies	27.6	17.1
Regulatory assets	9.6	69.8
Prepaid expenses and other	3.7	3.5
Total current assets	262.1	417.0
Property, Plant and Equipment
Property, plant and equipment	2,883.0	2,570.3
Accumulated depreciation and amortization	(737.6)	(812.2)
Total property, plant and equipment, net	2,145.4	1,758.1
Deferred Charges and Other Assets
Receivables from affiliates	87.8	—
Goodwill	5.6	5.6
Regulatory assets	5.5	11.9
Other noncurrent assets	0.1	0.1
Total deferred charges and other assets	99.0	17.6
Total assets	$2,506.5	$2,192.7

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

At December 31,	2016	2015
(millions)

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$14.5	$—
Short-term debt	200.0	—
Affiliated current borrowings	48.0	273.3
Accounts payable and accrued expenses	117.2	122.5
Accounts payable to affiliates	43.5	74.5
Customer advances	27.9	34.3
Other current liabilities	8.2	4.0
Total current liabilities	459.3	508.6
Long-Term Debt	616.3	531.2
Deferred Credits and Other Liabilities
Deferred income taxes	475.8	436.7
Regulatory liabilities	189.1	65.6
Asset retirement obligations	76.2	0.6
Payables to affiliates	13.0	—
Customer contributions in aid of construction	19.0	23.7
Other noncurrent liabilities	0.2	1.6
Total deferred credits and other liabilities	773.3	528.2
Total liabilities	1,848.9	1,568.0
Commitments and Contingencies (see Note 16)
Common Shareholder’s Equity
Common stock—par value $2.50; 50.0 million shares authorized; 9.2 million shares issued and outstanding at December 31, 2016 and December 31, 2015	23.0	23.0
Additional paid-in capital	272.5	266.8
Retained earnings	362.1	334.9
Total common shareholder’s equity	657.6	624.7
Total liabilities and shareholder’s equity	$2,506.5	$2,192.7

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

Questar Gas Company

Statements of Common Shareholder’s Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
(millions, except for shares)	(thousands)

Balance at December 31, 2013	9,190	$23.0	$263.9	$289.4	$576.3
Net income	—	—	—	55.2	55.2
Dividends	—	—	—	(36.0)	(36.0)
Share-based compensation	—	—	1.5	—	1.5
Balance at December 31, 2014	9,190	23.0	265.4	308.6	597.0
Net income	—	—	—	64.3	64.3
Dividends	—	—	—	(38.0)	(38.0)
Share-based compensation	—	—	1.4	—	1.4
Balance at December 31, 2015	9,190	23.0	266.8	334.9	624.7
Net income	—	—	—	57.2	57.2
Equity contribution from Dominion Questar	—	—	2.7	—	2.7
Dividends	—	—	—	(30.0)	(30.0)
Share-based compensation	—	—	3.0	—	3.0
Balance at December 31, 2016	9,190	$23.0	$272.5	$362.1	$657.6

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

Questar Gas Company

Statements of Cash Flows

Year Ended December 31,	2016	2015	2014
(millions)

Operating Activities
Net income	$57.2	$64.3	$55.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.0	60.6	58.8
Deferred income taxes	35.7	52.9	46.0
Other adjustments for non-cash items	3.2	1.4	1.5
Changes in operating assets and liabilities	44.0	(63.1)	(47.8)
Net cash provided by operating activities	201.1	116.1	113.7
Investing Activities
Property, plant and equipment purchased	(240.4)	(217.4)	(174.7)
Property, plant and equipment purchased from affiliates	(10.8)	(0.1)	—
Acquisition of gas distribution system	—	(11.4)	—
Cash used in disposition of assets	—	(3.9)	(3.4)
Proceeds from disposition of assets	0.5	0.4	0.8
Net cash used in investing activities	(250.7)	(232.4)	(177.3)
Financing Activities
Issuance of short-term debt, net	200.0	—	—
Issuance of long-term debt	100.0	—	—
Issuance (repayment) of affiliated current borrowings, net	(225.3)	154.0	101.6
Equity contribution from Dominion Questar	2.7	—	—
Dividends paid to Dominion Questar	(30.0)	(47.0)	(27.0)
Other	(0.7)	—	—
Net cash provided by financing activities	46.7	107.0	74.6
Increase (decrease) in cash and cash equivalents	(2.9)	(9.3)	11.0
Cash and cash equivalents at beginning of year	10.5	19.8	8.8
Cash and cash equivalents at end of year	$7.6	$10.5	$19.8
Supplemental Cash Flow Information
Cash paid (received) during the year for:
Interest and related charges, excluding capitalized amounts	$29.3	$27.6	$26.3
Income taxes	(35.0)	21.1	13.2
Significant noncash investing activities:
Accrued capital expenditures	19.7	22.2	17.2

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

Notes to Financial Statements

NOTE 1. NATURE OF OPERATIONS

Questar Gas is a wholly-owned subsidiary of Dominion Questar which, effective September 2016, is a wholly-owned subsidiary of Dominion.

Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. The Utah, Wyoming and Idaho Commissions have granted Questar Gas the necessary regulatory approvals to serve these areas. Questar Gas also has long-term franchises granted by communities and counties within its service area.

Revenue generated by Questar Gas is based primarily on rates established by the Utah and Wyoming Commissions. The Idaho Commission has contracted with the Utah Commission for rate oversight of Questar Gas operations.

Wexpro provides the majority of Questar Gas’ natural gas supply and Questar Pipeline provides the majority of Questar Gas’ transportation and storage services.

Questar Gas manages its daily operations through one primary operating segment. It also reports a Corporate and Other segment that primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

General

Questar Gas makes certain estimates and assumptions in preparing its Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses and cash flows for the periods presented. Actual results may differ from those estimates.

Questar Gas reports certain contracts and instruments at fair value. See Note 5 for further information on fair value measurements.

Certain amounts in the 2015 and 2014 Financial Statements and footnotes have been reclassified to conform to the 2016 presentation for comparative purposes. The reclassifications did not affect Questar Gas’ net income, total assets, liabilities, equity or cash flows, except for the reclassification of debt issuance costs.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. Questar Gas collects sales taxes; however, these amounts are excluded from revenue. Questar Gas’ customer receivables at December 31, 2016 and 2015 included $88.6 million and $91.0 million, respectively, of accrued unbilled revenue based on estimated amounts of natural gas delivered but not yet billed to its customers.

The primary types of sales and service activities reported as operating revenue for Questar Gas are as follows:

•	Regulated gas sales consist of delivery of natural gas to residential, commercial and industrial customers;
•	Gas transportation consists of transportation of gas for industrial customers who buy their own gas supply; and
•	Other primarily consists of connection fees, royalties, miscellaneous product sales, etc.

Cost of Sales

Questar Gas obtains the majority of its gas supply from Wexpro’s cost-of-service production and pays Wexpro an operator service fee based on the terms of the Wexpro Agreement and the Wexpro II Agreement. Questar Gas also obtains transportation and storage services from Questar Pipeline. See Note 18 for more information. During the second and third quarters of the year, a significant portion of the natural gas from Wexpro production is injected into underground storage. This gas is withdrawn from storage as needed during the heating season in the first and fourth quarters. The cost of natural gas sold is credited with the value of natural gas as it is injected into storage and debited as it is withdrawn from storage.

The details of Questar Gas’ cost of sales are as follows:

Year Ended December 31,	2016	2015	2014
(millions)
Gas purchases	$102.0	$82.5	$136.5
Affiliated operator service fee	311.7	319.0	349.7
Transportation and storage(1)	79.3	79.2	79.6
Gathering	23.7	22.1	21.0
Royalties	26.3	33.3	60.1
Storage (injection), net	(5.5)	(3.5)	(1.1)
Purchased-gas account adjustment	(0.6)	20.5	(45.8)
Other	5.2	5.0	4.8
Total cost of sales	$542.1	$558.1	$604.8

(1)	See Note 18 for amounts attributable to related parties.

Purchased Gas-Deferred Costs

Where permitted by regulatory authorities, the differences between Questar Gas’ purchased gas expenses and the related levels of recovery for these expenses in current rates are deferred and matched against recoveries in future periods. The deferral of gas costs in excess of current period recovery is recognized as a regulatory asset, while rate recovery in excess of current period gas costs is recognized as a regulatory liability.

Virtually all of Questar Gas’ natural gas purchases are either subject to deferral accounting or are recovered from the customer in the same accounting period as the sale.

Income Taxes

For 2016, a consolidated federal income tax return will be filed for Dominion Questar, including Questar Gas, for the period January 1, 2016 through September 16, 2016. Questar Gas will also be part of the consolidated federal income tax return filed by Dominion for the period September 17, 2016 through December 31, 2016. Questar Gas will be part of the consolidated Dominion federal income tax return for the full year 2017 and going forward. In addition, where applicable, combined income tax returns for Dominion and its subsidiaries are filed in various states; otherwise, separate state income tax returns are filed.

Questar Gas participates in intercompany tax sharing agreements with Dominion and its subsidiaries. Current income taxes are based on taxable income or loss and credits determined on a separate company basis.

Under the agreements, if a subsidiary incurs a tax loss or earns a credit, recognition of current income tax benefits is limited to refunds of prior year taxes obtained by the carryback of the net operating loss or credit or to the extent the tax loss or credit is absorbed by the taxable income of other Dominion consolidated group members. Otherwise, the net operating loss or credit is carried forward and is recognized as a deferred tax asset until realized.

Accounting for income taxes involves an asset and liability approach. Deferred income tax assets and liabilities are provided, representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Accordingly, deferred taxes are recognized for the future consequences of different treatments used for the reporting of transactions in financial accounting and income tax returns. Questar Gas establishes a valuation allowance when it is more-likely-than-not that all, or a portion, of a deferred tax asset will not be realized. A regulatory asset is recognized if it is probable that future revenues will be provided for the payment of deferred tax liabilities.

Questar Gas recognizes positions taken, or expected to be taken, in income tax returns that are more-likely-than-not to be realized, assuming that the position will be examined by tax authorities with full knowledge of all relevant information.

If it is not more-likely-than-not that a tax position, or some portion thereof, will be sustained, the related tax benefits are not recognized in the financial statements. Unrecognized tax benefits may result in an increase in income taxes payable, a reduction of income tax refunds receivable or changes in deferred taxes. Also, when uncertainty about the deductibility of an amount is limited to the timing of such deductibility, the increase in income taxes payable (or reduction in tax refunds receivable) is accompanied by a decrease in deferred tax liabilities. Except when such amounts are presented net with amounts receivable from or amounts prepaid to tax authorities, noncurrent income taxes payable related to unrecognized tax benefits are classified in other deferred credits and other liabilities in the Balance Sheets and current payables are included in accounts payable and accrued expenses in the Balance Sheets.

Questar Gas recognizes interest on underpayments and overpayments of income taxes in interest expense and other income, respectively. Penalties are also recognized in other income.

Questar Gas’ interest and penalties were immaterial in 2016, 2015 and 2014.

At December 31, 2016, Questar Gas’ Balance Sheet included $1.4 million of federal income taxes payable and $1.7 million of state income taxes payable.

At December 31, 2015, Questar Gas’ Balance Sheet included $34.2 million of affiliated receivables, representing excess federal income tax payments expected to be refunded, and $1.1 million of state income taxes payable. In April 2016, Questar Gas received a $35.0 million refund of its 2015 income tax payments.

Investment tax credits are deferred and amortized over the service lives of the properties giving rise to the credits.

Cash and Cash Equivalents

Current banking arrangements generally do not require checks to be funded until they are presented for payment. At December 31, 2016 and 2015, accounts payable and accrued expenses included $7.7 million and $4.0 million, respectively, of checks outstanding but not yet presented for payment. For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand, cash in banks and temporary investments purchased with an original maturity of three months or less.

Derivative Instruments

Questar Gas uses derivative instruments such as physical forwards and options to manage the commodity risk of its business operations. All derivatives, except those for which an exception applies, are required to be reported in the Balance Sheets at fair value. Derivative contracts representing unrealized gain positions and purchased options are reported as derivative assets. Derivative contracts representing unrealized losses and options sold are reported as derivative liabilities. One of the exceptions to fair value accounting, normal purchases and normal sales, may be elected when the contract satisfies certain criteria, including a requirement that physical delivery of the underlying commodity is probable. Expenses and revenues resulting from deliveries under normal purchase contracts and normal sales contracts, respectively, are included in earnings at the time of contract performance.

Questar Gas does not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. See Note 6 for further information about derivatives.

Changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities. Realized gains or losses on the derivative instruments are generally recognized when the related transactions impact earnings.

Property, Plant and Equipment

Property, plant and equipment is recorded at lower of original cost or fair value, if impaired. Capitalized costs include labor, materials and other direct and indirect costs such as asset retirement costs, AFUDC and overhead costs. The cost of repairs and maintenance, including minor additions and replacements, is generally charged to expense as it is incurred.

In 2016, 2015 and 2014, Questar Gas capitalized AFUDC to property, plant and equipment of $0.4 million, $0.1 million and $1.4 million, respectively.

The undepreciated cost of property, less salvage value, is generally charged to accumulated depreciation at retirement. Cost of removal collections from utility customers not representing AROs are recorded as regulatory liabilities. For property subject to cost-of-service rate regulation that will be abandoned significantly before the end of its useful life, the net carrying value is reclassified from plant-in-service when it becomes probable it will be abandoned.

Notes to Financial Statements, Continued

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. Questar Gas’ average composite depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2016	2015	2014
(percent)
Distribution	2.42	2.60	2.71
General and other	3.79	3.49	4.29

Long-Lived and Intangible Assets

Questar Gas performs an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets or intangible assets with finite lives may not be recoverable. A long-lived or intangible asset is written down to fair value if the sum of its expected future undiscounted cash flows is less than its carrying amount. Intangible assets with finite lives are amortized over their estimated useful lives.

Regulatory Assets and Liabilities

The accounting for Questar Gas’ operations differs from the accounting for nonregulated operations in that it is required to reflect the effect of rate regulation in its Financial Statements. For regulated businesses subject to state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. Generally, regulatory assets and liabilities are amortized into income over the period authorized by the regulator.

Questar Gas evaluates whether or not recovery of its regulatory assets through future rates is probable and makes various assumptions in its analyses. The expectations of future recovery are generally based on orders issued by regulatory commissions, legislation or historical experience, as well as discussions with applicable regulatory authorities and legal counsel. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made.

Asset Retirement Obligations

Questar Gas recognizes AROs at fair value as incurred or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement activities to be performed for which a legal obligation exists. These amounts are generally capitalized as costs of the related tangible long-lived assets. Since relevant market information is not available, fair value is estimated using discounted cash flow analyses. Periodically, Questar Gas evaluates the key assumptions underlying its AROs including estimates of the amounts and timing of future cash flows associated with retirement activities. AROs are adjusted when significant changes in these assumptions are identified. Questar Gas reports accretion of AROs and depreciation on asset retirement costs associated with its natural gas pipeline assets as an adjustment to the related regulatory liabilities when revenue is recoverable from customers for AROs.

Debt Issuance Costs

Questar Gas defers and amortizes debt issuance costs and debt premiums or discounts over the expected lives of the respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. Effective January 2016, deferred debt issuance costs are recorded as a reduction in long-term debt in the Balance Sheets. Such costs had previously been recorded as an asset in other noncurrent assets in the Balance Sheets. Amortization of the issuance costs is reported as interest expense. Unamortized costs associated with redemptions of debt securities prior to stated maturity dates are generally recognized and recorded in interest expense immediately. As permitted by regulatory authorities, gains or losses resulting from the refinancing of debt allocable to utility operations subject to cost-based rate regulation are deferred and amortized over the lives of the new issuances.

Inventories

Materials and supplies inventories are valued primarily using the weighted-average cost method. Stored gas inventory for Questar Gas used in gas distribution operations is valued using the weighted-average cost method.

Goodwill

Questar Gas evaluates goodwill for impairment annually as of December 31 through 2016 (as of April 1 effective 2017) and whenever an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.

New Accounting Standards

In May 2014, the FASB issued revised accounting guidance for revenue recognition from contracts with customers. The core principle of this revised accounting guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update also require disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

For Questar Gas, the revised accounting guidance is effective for interim and annual periods beginning January 1, 2018. We have completed the preliminary stages of evaluating the impact of this guidance and, pending evaluation of the items discussed below, expect no significant impact on our results of operations. Now that our preliminary evaluation is complete, we will expand the scope of our assessment to include all contracts with customers. In addition, we are considering certain issues that could potentially change the accounting for certain transactions. Among the issues being considered are accounting for contributions in aid of construction, recognition of revenue when collectability is in question, recognition of revenue in contracts with variable consideration and accounting for alternative revenue programs. Questar Gas plans on applying the standard using the modified retrospective method as opposed to the full retrospective method.

NOTE 3. OPERATING REVENUE

Questar Gas’ operating revenue consists of the following:

Year Ended December 31,	2016	2015	2014
(millions)
Residential and commercial gas sales	$854.6	$847.3	$875.7
Industrial gas sales	17.3	23.6	29.9
Gas transportation	24.6	21.2	17.9
Other(1)	24.8	25.5	37.4
Total operating revenue	$921.3	$917.6	$960.9

(1)	See Note 18 for amounts attributable to related parties.

NOTE 4. INCOME TAXES

Details of Questar Gas’ income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

Year Ended December 31,	2016	2015	2014
(millions)
Current:
Federal	$1.2	$(16.0)	$(11.9)
State	0.2	(2.0)	(1.9)
Total current expense (benefit)	1.4	(18.0)	(13.8)
Deferred:
Federal	29.9	48.8	42.4
State	5.9	4.2	3.6
Investment tax credits	(0.1)	(0.2)	(0.2)
Total deferred expense	35.7	52.8	45.8
Total income tax expense	$37.1	$34.8	$32.0

The difference between the statutory federal income tax rate and Questar Gas’ effective income tax rate is explained as follows:

Year Ended December 31,	2016	2015	2014
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.2	1.4	1.3
Amortization of investment tax credits related to rate- regulated assets	(0.1)	(0.2)	(0.2)
Other	0.2	(1.1)	0.6
Effective income tax rate	39.3%	35.1%	36.7%

Significant components of Questar Gas’ deferred income taxes were as follows:

At December 31,	2016	2015
(millions)
Deferred income taxes:
Total deferred income tax assets	$2.0	$3.4
Total deferred income tax liabilities	477.8	440.1
Total deferred income tax liabilities	$475.8	$436.7
Total deferred income taxes:
Property, plant and equipment	$448.2	$403.0
Employee benefits	27.9	28.0
Deferred compensation	(0.6)	(0.9)
Purchased gas costs	0.1	8.5
Other	0.2	(1.9)
Total net deferred income tax liabilities	$475.8	$436.7

There were no unrecognized tax benefits at the beginning or end of the years ended December 31, 2016, 2015 or 2014. The 2016 federal income tax return has not been filed.

NOTE 5. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. However, the use of a mid-market pricing convention (the mid-point between bid and ask prices) is permitted. Fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. This includes not only the credit standing of counterparties involved and the impact of credit enhancements but also the impact of Questar Gas’ own nonperformance risk on its liabilities. Fair value measurements assume that the transaction occurs in the principal market for the asset or liability (the market with the most volume and activity for the asset or liability from the perspective of the reporting entity), or in the absence of a principal market, the most advantageous market for the asset or liability (the market in which the reporting entity would be able to maximize the amount received or minimize the amount paid). Questar Gas applies fair value measurements to commodity derivative instruments in accordance with the requirements described above. Questar Gas applies credit adjustments to its derivative fair values in accordance with the requirements described above.

Inputs and Assumptions

Questar Gas maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Fair value is based on actively-quoted market prices, if available. In the absence of actively-quoted market prices, price information is sought from external sources, including broker quotes and industry publications. When evaluating pricing information provided by brokers and other pricing services, Questar Gas considers whether the broker is willing and able to trade at the quoted price, if the broker quotes are based on an active market or an inactive market and the extent to which brokers are utilizing a particular model if pricing is not readily available. If pricing information from external sources is not available, or if Questar Gas believes that observable pricing is not indicative of fair value, judgment is required to develop the estimates of fair value. In those cases Questar Gas must estimate prices based on available historical and near-term future price information and certain statistical methods, including regression analysis, that reflect its market assumptions.

Questar Gas’ commodity derivative valuations are prepared by Dominion’s Enterprise Risk Management department which creates mark-to-market valuations for Questar Gas’ derivative transactions using computer-based statistical models. The inputs that go into the market valuations are transactional information and market pricing information that resides in data warehouse databases. The majority of forward prices are automatically uploaded into the data warehouse databases from various third-party sources. Inputs obtained from third-party sources are evaluated for reliability considering the reputation,

Notes to Financial Statements, Continued

independence, market presence, and methodology used by the third-party. If forward prices are not available from third-party sources, then Dominion’s Enterprise Risk Management department models the forward prices based on other available market data. A team consisting of risk management and risk quantitative analysts meets to assess the validity of market prices and mark-to- market valuations. During this meeting, the changes in mark-to-market valuations from period to period are examined and qualified against historical expectations. If any discrepancies are identified during this process, the mark-to-market valuations or the market pricing information is evaluated further and adjusted, if necessary.

For options and contracts with option-like characteristics where observable pricing information is not available from external sources, Questar Gas generally uses a modified Black-Scholes Model or other option model.

The inputs and assumptions used in measuring fair value for commodity derivative contracts include the following:

•	Forward commodity prices
•	Transaction prices
•	Price correlation
•	Volumes
•	Commodity location
•	Interest rates
•	Credit quality of counterparties and Questar Gas
•	Credit enhancements
•	Time value

Levels

Questar Gas also utilizes the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1-Quoted prices (unadjusted) in active markets for identical assets and liabilities that it has the ability to access at the measurement date.
•	Level 2-Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 primarily include commodity forwards and options.
•	Level 3-Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity. Instruments categorized in Level 3 primarily include long-dated commodity derivatives.

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. In these cases, the lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

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

The fair value of Level 3 derivatives were not material at December 31, 2016.

Recurring Fair Value Measurements

The following table presents Questar Gas’ assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions. Questar Gas did not have any such items at December 31, 2015.

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2016
Assets:
Derivatives:
Commodity	$—	$0.1	$—	$0.1
Total assets	$—	$0.1	$—	$0.1
Liabilities:
Derivatives:
Commodity	$—	$0.1	$—	$0.1
Total liabilities	$—	$0.1	$—	$0.1

The following table presents the net change in Questar Gas’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category. Questar Gas did not have any such items at December 31, 2015 or 2014.

2016
(millions)
Beginning balance	$—
Total realized and unrealized gains (losses):
Included in earnings(1)	0.2
Included in regulatory assets/liabilities	—
Settlements	(0.2)
Ending balance	$—

(1)	The gains and losses included in earnings were classified in cost of sales.

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the year ended December 31, 2016.

Fair Value of Financial Instruments

Substantially all of Questar Gas’ financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, customer receivables, receivables from affiliates, short-term debt, accounts payable to affiliates, affiliated current borrowings, and accounts payable are representative of fair value because of the short-term nature of these instruments. For Questar Gas’ financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(2)
(millions)
Long-term debt, including securities due within one year(3)	$630.8	$672.6	$531.2	$568.4

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The fair value measurements are classified as Level 2.
(2)	Fair value is estimated using the discounted present value of cash flows using Questar Gas’ current credit risk-adjusted borrowing rates. The fair value measurements are classified as Level 2.
(3)	Carrying amount includes amounts which represent the unamortized debt issuance costs.

NOTE 6. DERIVATIVES AND HEDGE ACCOUNTING ACTIVITIES

Questar Gas uses derivative instruments to manage exposure to supply and price risk. As discussed in Note 2, changes in the fair value of derivatives are deferred as regulatory assets or regulatory liabilities until the related transactions impact earnings. See Note 5 for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on Questar Gas’ Balance Sheets. Questar Gas’ derivative contracts include over-the-counter transactions, which are bilateral contracts that are transacted directly with a counterparty. At December 31, 2016, substantially all of Questar Gas’ derivative assets and liabilities were not subject to a master netting or similar arrangement.

Volumes

The following table presents the volume of Questar Gas’ derivative activity at December 31, 2016. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Basis	8.8	30.5

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Questar Gas’ derivatives and where they are presented in its Balance Sheets. Questar Gas did not have any derivative balances at December 31, 2015.

	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At December 31, 2016
ASSETS
Current Assets
Commodity	$0.1	$0.1
Total current derivative assets(1)	0.1	0.1
Total derivative assets	$0.1	$0.1
LIABILITIES
Current Liabilities
Commodity	$0.1	$0.1
Total current derivative liabilities(2)	0.1	0.1
Total derivative liabilities	$0.1	$0.1

(1)	Current derivative assets are presented in prepaid expenses and other current assets in Questar Gas’ Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Questar Gas’ Balance Sheets.

The following tables present the gains and losses on Questar Gas’ derivatives, as well as where the associated activity is presented in its Statements of Income.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2016	2015	2014
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)
Purchased gas	$(0.2)	$—	$—
Total	$(0.2)	$—	$—

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Questar Gas’ Statements of Income.
(2)	Amounts recorded in Questar Gas’ Statements of Income are classified in cost of sales.

Notes to Financial Statements, Continued

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment and their respective balances for Questar Gas are as follows:

At December 31,	2016	2015
(millions)
Distribution	$2,436.7	$2,186.9
General and other	369.5	320.9
Plant under construction	76.8	62.5
Total property, plant and equipment	$2,883.0	$2,570.3

NOTE 8. GOODWILL

The changes in Questar Gas’ carrying amount and segment allocation of goodwill are presented below:

	Questar Gas	Corporate and Other	Total
(millions)
Balance at December 31, 2014(1)	$5.6	$—	$5.6
No events affecting goodwill	—	—	—
Balance at December 31, 2015(1)	$5.6	$—	$5.6
No events affecting goodwill	—	—	—
Balance at December 31, 2016(1)	$5.6	$—	$5.6

(1)	There are no accumulated impairment losses.

NOTE 9. REGULATORY ASSETS AND LIABILITIES

Regulatory assets and liabilities include the following:

At December 31,	2016	2015
(millions)
Regulatory assets:
Purchased-gas adjustment(1)	$3.4	$18.9
EEP(2)	1.1	1.1
Contract withholding(3)	2.6	20.3
Deferred cost-of-service gas charges(4)	—	19.5
Pipeline integrity costs(5)	1.9	6.3
CET(6)	—	3.6
Other	0.6	0.1
Regulatory assets-current	9.6	69.8
Deferred cost-of-service gas charges(4)	—	8.1
Cost of reacquired debt(7)	3.2	3.8
Pipeline integrity costs(5)	2.3	—
Regulatory assets-non-current	5.5	11.9
Total regulatory assets	$15.1	$81.7
Regulatory liabilities:
CET(6)	$2.9	$—
Cost of plant removal and AROs(8)	3.5	3.7
Other	0.1	0.3
Regulatory liabilities-current(9)	6.5	4.0
Cost of plant removal and AROs(8)	189.1	65.5
Income taxes refundable to customers(10)	—	0.1
Regulatory liabilities-non-current	189.1	65.6
Total regulatory liabilities	$195.6	$69.6

(1)	Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.
(2)	The EEP relates to funds expended for promoting the conservation of natural gas through advertising, rebates for efficient homes and appliances and home energy audits. Costs are recovered from customers through periodic rate adjustments. Costs incurred in excess of recoveries result in an asset; recoveries in excess of costs incurred result in a liability.
(3)	In 2016, Questar Gas recorded a regulatory asset of $2.6 million for a disputed amount withheld from a supplier of storage services. The amount withheld is expected to be recovered from customers if it is determined that Questar Gas is required to pay the supplier. The $20.3 million withheld from a supplier of gathering services as of year-end 2015, per the dispute settlement agreement, was resolved and reversed in March 2016. For further details, see Note 16.
(4)	Operating and maintenance, depreciation, depletion and amortization, production taxes and royalties on cost-of-service gas production and future expenses related to abandonment of Wexpro-operated gas and oil wells. Noncurrent cost-of-service gas charges also include amounts for production imbalances that will be recovered from customers at the end of the related gas wells’ useful lives. These costs were transferred to Wexpro in September 2016.
(5)	The costs of complying with pipeline-integrity regulations are recovered in rates subject to a Utah Commission order. Questar Gas is allowed to recover $7.0 million per year. Costs incurred in excess of this amount will be recovered in future rate changes.
(6)	Represents the difference between actual and allowed revenues. Any deficiency in amounts collected are recovered through periodic rate adjustments.
(7)	Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 6.1 years as of December 31, 2016.
(8)	Cost of plant removal and AROs represent amounts recovered from customers for costs of future activities to remove assets that are expected to be incurred at the time of retirement.
(9)	Current regulatory liabilities are presented in other current liabilities in the Balance Sheets.
(10)	Income taxes refundable to customers arise from adjustments to deferred taxes, refunded over the life of the related property, plant and equipment.

At December 31, 2016 and 2015, Questar Gas had approximately $2.6 million and $20.3 million, respectively, of regulatory assets that were not earning a return. These amounts represented amounts withheld from suppliers for storage and gathering services.

NOTE 10. REGULATORY MATTERS

As a public utility, Questar Gas is subject to the jurisdiction of the Utah Commission and the Wyoming Commission. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions.

Questar Gas has an infrastructure cost-tracking mechanism that allows it to place into rate base, and earn a return on, capital expenditures associated with a multi-year natural gas infrastructure-replacement program upon the completion of each project. A 2014 Utah general rate case reset the recovery of costs under the infrastructure-replacement program into general rates until Questar Gas invested $84 million in new pipelines. This dollar threshold was met in November 2014, and thereafter Questar Gas has been able to recover program capital expenditures through the infrastructure-replacement mechanism. Questar Gas spent approximately $70 million in 2016 under this program.

In July 2016, Questar Gas filed a general rate case with the Utah Commission. However, as part of the Settlement Stipulation Agreement approved in August 2016 relating to the Dominion Questar Combination, Questar Gas agreed to withdraw the general rate case and not file a new general rate case to adjust its base distribution non-gas rates until July 1, 2019, unless otherwise ordered by the Utah Commission. A Settlement Stipulation Agreement was also approved by the Wyoming Commission in September 2016, relating to the Dominion Questar Combination, in which Questar Gas agreed to not file a general rate case application with a requested rate effective date earlier than January 1, 2020. Information regarding the Dominion Questar Combination was also provided to the Idaho Commission, who acknowledged the Dominion Questar Combination in October 2016 and directed Dominion Questar to notify the Idaho Commission when it makes filings with the Utah Commission.

In October 2016, Questar Gas filed for a combined $8.7 million gas cost increase with the Utah and Wyoming Commissions. The Utah and Wyoming Commissions approved the rate filing effective November 1, 2016, reflecting a forecasted increase in commodity costs.

NOTE 11. ASSET RETIREMENT OBLIGATIONS

AROs represent obligations that result from laws, statutes, contracts and regulations related to the eventual retirement of certain of Questar Gas’ long-lived assets. Revisions to estimates result from material changes in the expected timing or amount of cash flows associated with AROs. As a result of a change in the estimated timing of cash flows for the interim retirement of natural gas pipeline components, Questar Gas recorded an increase of $75.1 million to AROs in the third quarter of 2016. The current portion of the ARO balance is $1.6 million and is included in other current liabilities in the Balance Sheets. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in Questar Gas’ AROs from the Balance Sheets were as follows:

Amount
(millions)
AROs at December 31, 2014	$0.6
AROs at December 31, 2015	$0.6
Accretion	2.9
Revisions in estimated cash flows	75.1
Liabilities settled	(0.8)
AROs at December 31, 2016	$77.8

NOTE 12. SHORT-TERM DEBT AND CREDIT AGREEMENTS

Questar Gas uses short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations.

Questar Gas’ short-term financing is supported by the two joint revolving credit facilities with Dominion, Virginia Power and Dominion Gas, to which Questar Gas was added as a co-borrower in November 2016. In December 2016, Questar Gas entered into a commercial paper program pursuant to which it began accessing the commercial paper markets. These credit facilities can be used for working capital, as support for the combined commercial paper programs of Dominion, Virginia Power, Dominion Gas and Questar Gas and for other general corporate purposes.

Questar Gas’ share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion, Virginia Power and Dominion Gas were as follows:

	Facility Limit(1)	Outstanding Commercial Paper(2)	Outstanding Letters of Credit
(millions)
At December 31, 2016
Joint revolving credit facility(1)	$500.0	$200.0	$—
Joint revolving credit facility(1)	500.0	—	—
Total	$1,000.0	$200.0	$—

(1)	A maximum of a combined $1.0 billion of the facilities is available to Questar Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion, Virginia Power and Dominion Gas. Sub-limits for Questar Gas are set within the facility limit but can be changed at the option of the borrowers multiple times per year. At December 31, 2016, the sub-limit for Questar Gas was an aggregate $250 million. If Questar Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion. The maturity date for these facilities is April 2020. These credit facilities can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.
(2)The	weighted-average interest rate of the outstanding commercial paper supported by these credit facilities was 1.10% at December 31, 2016.

NOTE 13. LONG-TERM DEBT

At December 31,	2016 Weighted- average Coupon(1)	2016	2015
(millions, except percentages)
Unsecured Senior and Medium-Term Notes:
2.98% to 7.20%, due 2017 to 2051	4.84%	$634.5	$534.5
Total principal		634.5	534.5
Securities due within one year	6.85%	(14.5)	—
Debt issuance costs		(3.7)	(3.3)
Total long-term debt		$616.3	$531.2

(1)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2016.

Based on stated maturity dates, the scheduled principal payments of long-term debt at December 31, 2016, were as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
(millions, except percentages)
Questar Gas	$14.5	$120.0	$—	$—	$—	$500.0	$634.5
Weighted-average coupon	6.85%	5.72%				4.57%

Questar Gas short-term credit facilities and long-term debt agreements contain customary covenants and default provisions.

Notes to Financial Statements, Continued

As of December 31, 2016, there were no events of default under these covenants.

Any new debt issuance by Questar Gas is subject to approval by the Wyoming Commission.

NOTE 14. DIVIDEND RESTRICTIONS

The Utah Commission may prohibit any public service company, including Questar Gas, from declaring or paying a dividend to an affiliate if it is determined that the capital of Questar Gas is being impaired or that its service to the public is likely to become impaired. At December 31, 2016, the Utah Commission had not restricted the payment of dividends by Questar Gas.

NOTE 15. EMPLOYEE BENEFITS

Questar Gas participates in retirement benefit plans sponsored by Dominion Questar, which provide certain retirement benefits to eligible active employees, retirees and qualifying dependents of Questar Gas. Under the terms of its benefit plans, Dominion Questar reserves the right to change, modify or terminate the plans. From time to time in the past, benefits have changed, and some of these changes have reduced benefits.

Pension benefits for Questar Gas employees are covered by the Dominion Questar Corporation Retirement Plan, a defined benefit pension plan sponsored by Dominion Questar that provides benefits to multiple Dominion Questar subsidiaries. Retirement benefits payable are based primarily on years of service, age and the employee’s compensation. As a participating employer, Questar Gas is subject to Dominion Questar’s funding policy, which is to contribute annually an amount that is in accordance with the provisions of ERISA. During 2016, Questar Gas made $11.3 million of contributions to the Dominion Questar Corporation Retirement Plan. No contributions to this plan by Questar Gas are currently expected in 2017. Net periodic pension cost related to this plan was $6.4 million, $10.4 million and $8.5 million in 2016, 2015 and 2014, respectively, recorded in other operations and maintenance expense in the Statements of Income. The funded status of various Dominion Questar subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion Questar subsidiaries. At December 31, 2016 and 2015, the amount due from Dominion Questar associated with this plan was $87.8 million and $82.8 million, respectively, recorded in receivables from affiliates in Questar Gas’ Balance Sheet.

Retiree healthcare and life insurance benefits for Questar Gas employees are covered by the Dominion Questar Corporation Umbrella Health Plan, a plan sponsored by Dominion Questar that provides certain retiree healthcare and life insurance benefits to multiple Dominion Questar subsidiaries. Annual employee premiums are based on several factors such as retirement date and years of service. Net periodic benefit cost related to this plan was $0.8 million, $0.9 million and $0.8 million for 2016, 2015 and 2014, respectively, recorded in other operations and maintenance expense in the Statements of Income. Employee headcount is the basis for determining the share of total other postretirement benefit costs for participating Dominion Questar subsidiaries. At

December 31, 2016, the amount due to Dominion Questar associated with this plan was $13.0 million and is reflected as payables to affiliates in Questar Gas’ Balance Sheet. The amount due to Dominion Questar at December 31, 2015 was $15.3 million and is included in receivables from affiliates in Questar Gas’ Balance Sheet.

Dominion Questar holds investments in trusts to fund employee benefit payments for the pension and other postretirement benefit plans in which Questar Gas’ employees participate. Any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash that Questar Gas will provide to Dominion Questar for its share of employee benefit plan contributions.

Defined Contribution Plan

Questar Gas also participates in a Dominion Questar-sponsored defined contribution plan, the Dominion Questar 401(k) Retirement Income Plan, which covers multiple Dominion Questar subsidiaries. Questar Gas recognized $4.7 million, $4.5 million and $4.5 million of expense in other operations and maintenance expense in the Statements of Income in 2016, 2015 and 2014, respectively, as employer matching contributions to this plan.

Share-based Compensation

Prior to the Dominion Questar Combination, Questar Gas employees participated in certain share-based compensation plans of Dominion Questar. Effective with the Dominion Questar Combination all such awards vested on September 16, 2016. Questar Gas had no share-based compensation balances as of December 31, 2016. Total share-based compensation expense amounted to $3.0 million in 2016 compared to $1.4 million in 2015 and $1.6 million in 2014.

NOTE 16. COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, Questar Gas is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for Questar Gas to estimate a range of possible loss. For such matters for which Questar Gas cannot estimate a range of possible loss, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that Questar Gas is able to estimate a range of possible loss. For legal proceedings and governmental examinations for which Questar Gas is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possi-

ble loss may not represent Questar Gas’ maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial position, liquidity or results of operations of the Questar Gas.

In May 2012, Questar Gas filed a complaint against a supplier for breach of contract relating to certain charges for gathering services. In March 2016, Questar Gas settled this matter which resulted in no material impact to Questar Gas’ results of operation, financial position or cash flows.

The CERCLA, as amended, provides for immediate response and removal actions coordinated by the EPA in the event of threatened releases of hazardous substances into the environment and authorizes the U.S. government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under the CERCLA, as amended, generators and transporters of hazardous substances, as well as past and present owners and operators of contaminated sites, can be jointly, severally and strictly liable for the cost of cleanup. These potentially responsible parties can be ordered to perform a cleanup, be sued for costs associated with an EPA-directed cleanup, voluntarily settle with the U.S. government concerning their liability for cleanup costs, or voluntarily begin a site investigation and site remediation under state oversight.

Questar Gas has determined that it is associated with two former manufactured gas plant sites that contain coal tar and other potentially harmful materials. None of the former sites with which Questar Gas is associated is under investigation by any state or federal environmental agency. Due to the uncertainty surrounding the sites, Questar Gas is unable to make an estimate of the potential financial statement impacts.

Commitments

Currently, the majority of Questar Gas’ natural gas supply is provided by cost-of-service reserves developed and produced by Wexpro. In 2016, Questar Gas purchased the remainder of its gas supply from multiple third parties under index-based or fixed- price contracts. Questar Gas has commitments to purchase gas for $29.3 million in 2017, $25.2 million in 2018 and 2019, $25.4 million in 2020 and $25.2 million in 2021 based on current prices. Generally, at the conclusion of the heating season and after a bid process, new agreements for the next heating season are put in place. Questar Gas bought natural gas under third-party purchase agreements amounting to $102.0 million in 2016, $82.4 million in 2015 and $135.8 million in 2014.

In addition, Questar Gas stores gas during off-peak periods (typically during the summer) and withdraws gas from storage to meet peak gas demand (typically in the winter). Questar Gas has contracted for transportation and underground storage services with Questar Pipeline. Annual payments for these services are expected to amount to $44.0 million in 2017, $13.0 million in 2018, $3.8 million in 2019, $1.9 million in 2020, and $1.6 million in 2021. Questar Gas has third-party transportation and gathering commitments requiring yearly payments of

$27.8 million in 2017, $24.4 million in 2018, $22.7 million in 2019 and 2020, and $19.6 million in 2021.

NOTE 17. CREDIT RISK

Credit risk is the risk of financial loss if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, credit policies are maintained, including requiring customer deposits and the evaluation of counterparty financial condition. In addition, counterparties may make available collateral, including letters of credit or cash held as margin deposits, as a result of exceeding agreed-upon credit limits, or may be required to prepay the transaction.

Questar Gas maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on credit policies and the December 31, 2016 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

NOTE 18. RELATED-PARTY TRANSACTIONS

Questar Gas engages in related-party transactions primarily with affiliates Wexpro, for cost-of-service natural gas supply, and Questar Pipeline, for transportation and storage services. See Notes 2 and 16 for more details. Questar Gas’ receivables and payables balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. A discussion of significant related party transactions follows.

Questar Gas participates in certain Dominion Questar benefit plans as discussed in Note 15.

Dominion Questar and other affiliates provide accounting, legal, finance and certain administrative and technical services to Questar Gas. These costs are included in other operations and maintenance in the Statements of Income. The administrative charges are generally allocated based on each affiliated company’s proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable. Questar Gas provides certain services to related parties, including technical services. The billed amounts of these services are allocated based on the specific nature of the charges. Management believes that the allocation methods are reasonable. The amounts of these services follow:

Year Ended December 31,	2016	2015	2014
(millions)
Transportation and storage services from affiliates(1)	$72.9	$73.0	$72.9
Services provided by related parties	65.0	55.7	51.5
Services provided to related parties	3.2	6.7	6.1

(1)	The costs of these services were included in cost of sales in Questar Gas’ Statements of Income.

The Dominion Questar Combination resulted in merger and restructuring costs of $13.8 million charged from Dominion Questar for the year ended December 31, 2016. There were no merger and restructuring costs for the same prior year periods.

Notes to Financial Statements, Continued

These costs primarily consist of employee related costs allocated to Questar Gas and are included in other operations and maintenance in Questar Gas’ Statements of Income.

Questar Gas’ borrowings under the IRCA with Dominion totaled $48.0 million as of December 31, 2016. The weighted-average interest rate for these borrowings was 1.04%. Questar Gas’ borrowings as of December 31, 2015 under the IRCA with Dominion Questar was $273.3 million and was settled at the time of the Dominion Questar Combination. Interest charges related to Questar Gas’ total borrowings from Dominion and Dominion Questar totaled $1.3 million for the year ended December 31, 2016 and were immaterial for 2015 and 2014.

NOTE 19. OPERATING SEGMENT

The Corporate and Other Segment primarily includes specific items attributable to Questar Gas’ operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

The net expense for specific items in 2016 primarily related to a $15.9 million ($9.6 million after-tax) charge for transaction costs associated with the Dominion Questar Combination. These costs primarily consist of employee related costs allocated to Questar Gas and are included in other operations and maintenance in Questar Gas’ Statements of Income.

The following table presents segment information pertaining to Questar Gas’ operations:

Year Ended December 31,	Questar Gas	Corporate and Other	Consolidated Total
(millions)
2016
Operating revenue	$921.3	$—	$921.3
Depreciation and amortization	61.0	—	61.0
Interest income	0.3	—	0.3
Interest expense	30.2	—	30.2
Income taxes	43.4	(6.3)	37.1
Net income (loss)	66.8	(9.6)	57.2
Capital expenditures	240.4	—	240.4
Total assets (billions)	2.5	—	2.5
2015
Operating revenue	$917.6	$—	$917.6
Depreciation and amortization	55.1	—	55.1
Interest income	1.2	—	1.2
Interest expense	28.3	—	28.3
Income taxes	34.8	—	34.8
Net income (loss)	64.3	—	64.3
Capital expenditures	217.4	—	217.4
Total assets (billions)	2.2	—	2.2
2014
Operating revenue	$960.9	$—	$960.9
Depreciation and amortization	53.6	—	53.6
Interest income	1.7	—	1.7
Interest expense	28.2	—	28.2
Income taxes	32.0	—	32.0
Net income (loss)	55.2	—	55.2
Capital expenditures	174.7	—	174.7

NOTE 20. QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of Questar Gas’ quarterly results of operations for the years ended December 31, 2016 and 2015 follows. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(millions)
2016
Operating revenue	$407.9	$128.2	$87.9	$297.3	$921.3
Income (loss) from operations	83.4	3.8	(19.8)	53.3	120.7
Net income (loss)	47.6	(1.6)	(17.7)	28.9	57.2
2015
Operating revenue	$374.8	$141.7	$89.3	$311.8	$917.6
Income (loss) from operations	76.6	1.4	(8.9)	53.5	122.6
Net income (loss)	43.8	(2.8)	(8.8)	32.1	64.3

Questar Gas’ 2016 results include the impact of the following significant item:

•	Third quarter results include a $7.7 million after-tax charge for transaction costs associated with the Dominion Questar Combination

NOTE 21. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

The following information is provided with respect to estimated natural gas reserves, which are managed, developed and delivered by Wexpro at cost-of-service pursuant to the Wexpro Agreement. The estimates of proved gas reserves were prepared by Wexpro’s reservoir engineers. Gas reserve estimates are subject to numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates or production and timing of development expenditures. The accuracy of these estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are imprecise and will change as additional information becomes available. Geological and engineering data demonstrate with reasonable certainty that these quantities are recoverable under existing economic and operating conditions. Since the gas reserves operated by Wexpro are delivered to Questar Gas at cost-of-service, SEC guidelines with respect to standard economic assumptions are not applicable. The SEC anticipated this potential difficulty and provides that companies may give appropriate recognition to differences because of the effect of the ratemaking process. Accordingly, Wexpro uses a minimum-producing rate or maximum well-life limit to determine the ultimate quantity of gas reserves.

Proved Reserves	Natural Gas
(bcf)
Balance at December 31, 2016	469.8
Balance at December 31, 2015	522.4
Balance at December 31, 2014	530.4

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Senior management, including Questar Gas’ CEO and CFO, evaluated the effectiveness of Questar Gas’ disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, Questar Gas’ CEO and CFO have concluded that Questar Gas’ disclosure controls and procedures are effective. There were no changes in Questar Gas’ internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Questar Gas’ internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Questar Gas understands and accepts responsibility for Questar Gas’ financial statements and related disclosures and the effectiveness of internal control over financial reporting (internal control). Questar Gas continuously strives to identify opportunities to enhance the effectiveness and efficiency of internal control, just as Questar Gas does throughout all aspects of its business.

Questar Gas maintains a system of internal control designed to provide reasonable assurance, at a reasonable cost, that its assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed and recorded in accordance with established procedures. This system includes written policies, an organizational structure designed to ensure appropriate segregation of responsibilities, careful selection and training of qualified personnel and internal audits.

The Board of Directors also serves as Questar Gas’ Audit Committee and has periodic communications with the independent registered public accounting firm, the internal auditors and management concerning Questar Gas’ auditing, internal accounting control and financial reporting matters and to ensure that each is properly discharging its responsibilities.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require Questar Gas’ 2016 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, Questar Gas tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2016, Questar Gas makes the following assertions:

Management is responsible for establishing and maintaining effective internal control over financial reporting of Questar Gas.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management evaluated Questar Gas’ internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Questar Gas maintained effective internal control over financial reporting as of December 31, 2016.

This annual report does not include an attestation report of Questar Gas’ independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by Questar Gas’ independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

March 15, 2017

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Omitted pursuant to General Instructions I.(2)(c).

Item 11. Executive Compensation

Omitted pursuant to General Instructions I.(2)(c).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instructions I.(2)(c).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instructions I.(2)(c).

Item 14. Principal Accountant Fees and Services

Effective September 16, 2016, the Dominion Audit Committee approved the dismissal of Ernst & Young LLP, the independent registered public accounting firm, for the audit of the financial statements of Questar Gas as of and for the fiscal year ending December 31, 2016, in connection with the closing of the Dominion Questar Combination. On September 16, 2016, the Dominion Audit Committee appointed Deloitte & Touche LLP as the independent registered public accounting firm to audit the financial statements of Questar Gas for the fiscal year ending December 31, 2016. Deloitte & Touche LLP also serves as the independent registered public accounting firm for the audits of the consolidated financial statements of Dominion.

The following table presents fees paid to Ernst & Young LLP for services related to Questar Gas for the fiscal years ended December 31, 2016 and 2015.

Type of Fees	2016	2015
(millions)
Audit fees	$0.3	$0.5
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$0.3	$0.5

The following table presents fees paid to Deloitte & Touche LLP for services related to Questar Gas for the fiscal year ended December 31, 2016

Type of Fees	2016
(millions)
Audit fees	$0.4
Audit-related fees	—
Tax fees	—
All other fees	—
Total Fees	$0.4

Audit fees represent fees of Ernst & Young LLP prior to the Dominion Questar Combination and of Deloitte & Touche LLP after the Dominion Questar Combination for the audit of Questar Gas’ annual financial statements, the review of financial statements included in Questar Gas’ quarterly Form 10-Q reports, and the services that an independent auditor would customarily provide in connection with subsidiary audits, statutory requirements, regulatory filings, and similar engagements for the fiscal year, such as comfort letters, attest services, consents, and assistance with review of documents filed with the SEC.

Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of Questar Gas’ financial statements. This category may include fees related to the performance of audits and attest services not required by statute or regulations, due diligence related to mergers, acquisitions, and investments, and accounting consultations about the application of GAAP to proposed transactions.

Questar Gas’ Board of Directors has adopted the Dominion Audit Committee pre-approval policy for its independent auditor’s services and fees and has delegated the execution of this policy to the Dominion Audit Committee. In accordance with this delegation, each year the Dominion Audit Committee pre-approves a schedule that details the services to be provided for the following year and an estimated charge for such services. At its January 2017 meeting, the Dominion Audit Committee approved Questar Gas’ schedules of services and fees for 2017. In accordance with the pre-approval policy, any changes to the pre-approved schedule may be pre-approved by the Dominion Audit Committee or a delegated member of the Dominion Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.

1. Financial Statements

See Index on page 11.

2. All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

3. Exhibits (incorporated by reference unless otherwise noted)

Exhibit Number	Description

3.1	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit 3.1, Form 8-K filed May 14, 2012, File No. 333-69210).

3.2	Bylaws of Questar Gas Company, effective as of October 17, 2016 (Exhibit 3.2, Form 10-Q for the quarter ended September 30, 2016 filed November 9, 2016, File No. 333-69210).

4.1	Indenture dated as of May 1, 1992 between Questar Gas Company (formerly known as Mountain Fuel Supply Company) and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01, Registration Statement on Form S-3 filed September 10, 2001, File No. 333-69210).

4.2	Form of Questar Gas Company’s 6.30% Notes due 2018 (Exhibit 4.1, Form 8-K filed March 26, 2008, File No. 333-69210).

4.3	Form of Questar Gas Company’s 7.20% Notes due 2038 (Exhibit 4.3, Form 8-K filed March 26, 2008, File No. 333-69210).

4.4	Form of Questar Gas Company’s 2.98% Senior Notes, Series A, due 2024 (Exhibit 1(a) to the Note Purchase Agreement filed as Exhibit 99.1, Form 8-K filed November 7, 2012, File No. 333-69210).

4.5	Form of Questar Gas Company’s 3.28% Senior Notes, Series B, due 2027 (Exhibit 1(b) to the Note Purchase Agreement filed as Exhibit 99.1, Form 8-K filed November 7, 2012, File No. 333-69210).

4.6	Form of Questar Gas Company’s 4.78% Senior Notes, Series A, due 2043 (Exhibit 1(a) to the Note Purchase Agreement filed as Exhibit 1.1, Form 8-K filed December 24, 2013, File No. 333-69210).

4.7	Form of Questar Gas Company’s 4.83% Series B Senior Notes due 2048 (Exhibit 1(b) to the Note Purchase Agreement filed as Exhibit 1.1, Form 8-K filed December 24, 2013, File No. 333-69210).

4.8	Form of Questar Gas Company’s 3.62% Senior Notes, Series A, due 2046 (Exhibit 1(a) to the Note Purchase Agreement filed as Exhibit 1.1, Form 8-K filed December 19, 2016, File No. 333-69210).

4.9	Form of Questar Gas Company’s 3.67% Senior Notes, Series B, due 2051 (Exhibit 1(b) to the Note Purchase Agreement filed as Exhibit 1.1, Form 8-K filed December 19, 2016, File No. 333-69210).

10.1	Stipulation and Agreement, dated October 14, 1981, among the Utah Department of Business Regulation, Division of Public Utilities, the Utah Committee of Consumer Services, Questar Gas Company (formerly known as Mountain Fuel Supply Company), Wexpro Company and the Utah Public Service Commission (Exhibit 10.25, Form 10-K for the year ended December 31, 2011 filed February 24, 2012, File No. 333-69210).

10.2	Gas Gathering Agreement, dated October 11, 1993, between Questar Gas Company (formerly known as Mountain Fuel Supply Company) and Questar Pipeline, LLC (formerly known as Questar Pipeline Company) (Exhibit 10.11, Form 10-K for the year ended December 31, 1994 filed March 28, 1995, File No. 001-00935).

10.3	Amendment to Gas Gathering Agreement, dated February 6, 1998, between Questar Gas Company and Questar Management Company (Exhibit 10.12, Form 10-K for the year ended December 31, 1997 filed March 30, 1998, File No. 033-55866).

10.4	Second Amendment to Gas Gathering Agreement, dated March 22, 2016, between Questar Gas Company and QEPM Gathering I, LLC (Exhibit 10.1, Form 8-K filed March 24, 2016, File No. 333-69210).

10.5	Wexpro II Agreement, dated September 12, 2012, among Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities and the Wyoming Office of Consumer Advocate (Exhibit 10.1, Form 10-Q for the quarter ended September 30, 2012 filed October 31, 2012, File No. 333-69210).

10.6	Settlement Stipulation, dated October 6, 2015, among Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities, the Utah Office of Consumer Services and the Wyoming Office of Consumer Advocate (Exhibit 99.2, Form 8-K filed November 25, 2015, File No. 333-69210).

Exhibit Number	Description

10.7	Settlement Stipulation, dated August 15, 2016, among Questar Gas Company, Dominion Resources, Inc., the Utah Division of Public Utilities, the Utah Office of Consumer Services, the Utah Association of Energy Users; the American Natural Gas Council, Inc. and the State of Utah, Governor’s Office of Energy Development (Exhibit 10.1, Form 8-K filed August 25, 2016, File No. 333-69210).

10.8	Settlement Stipulation, dated August 1, 2016, among Questar Gas Company, Dominion Resources, Inc. and the Wyoming Office of Consumer Advocate (Exhibit 10, Form 8-K filed September 15, 2016, File No. 333-69210).

10.9	$750,000,000 Inter-Company Credit Agreement, dated as of September 16, 2016, by and between Dominion Resources, Inc. and Questar Gas Company (filed herewith).

10.10	$5,000,000,000 Second Amended and Restated Revolving Credit Agreement, dated November 10, 2016, among Dominion Resources, Inc., Virginia Electric and Power Company, Dominion Gas Holdings, LLC, Questar Gas Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., Barclays Bank PLC and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K filed November 10, 2016, File No. 333-69210).

10.11	$500,000,000 Second Amended and Restated Revolving Credit Agreement, dated November 10, 2016, among Dominion Resources, Inc., Virginia Electric and Power Company, Dominion Gas Holdings, LLC, Questar Gas Company, KeyBank National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and other lenders named therein (Exhibit 10.2, Form 8-K filed November 10, 2016, File No. 333-69210).

16	Letter from Ernst & Young LLP, dated September 22, 2016 (Exhibit 16.1, Form 8-K filed September 22, 2016, File No. 333-69210).

31.a	Certification by Chief Executive Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive of Officer and Chief Financial Officer of Questar Gas Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99	Qualifications of Reservoir Engineer (filed herewith).

101	The following financial statements from Questar Gas Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 15, 2017, formatted in XBRL: (i) Statements of Income, (ii) Balance Sheets, (iii) Statements of Common Shareholder’s Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUESTAR GAS COMPANY

By:	/s/ Thomas F. Farrell II
(Thomas F. Farrell II, Chairman of the Board of Directors and Chief Executive Officer)

Date: March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2017.

Signature	Title

/s/ Thomas F. Farrell II Thomas F. Farrell II	Chairman of the Board of Directors and Chief Executive Officer

/s/ Mark F. McGettrick Mark F. McGettrick	Director, Executive Vice President and Chief Financial Officer

/s/ Mark O. Webb Mark O. Webb	Director

/s/ Michele L. Cardiff Michele L. Cardiff	Vice President, Controller and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit 3.1, Form 8-K filed May 14, 2012, File No. 333-69210).

3.2	Bylaws of Questar Gas Company, effective as of October 17, 2016 (Exhibit 3.2, Form 10-Q for the quarter ended September 30, 2016 filed November 9, 2016, File No. 333-69210).

4.1	Indenture dated as of May 1, 1992 between Questar Gas Company (formerly known as Mountain Fuel Supply Company) and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01, Registration Statement on Form S-3 filed September 10, 2001, File No. 333-69210).

4.2	Form of Questar Gas Company’s 6.30% Notes due 2018 (Exhibit 4.1, Form 8-K filed March 26, 2008, File No. 333-69210).

4.3	Form of Questar Gas Company’s 7.20% Notes due 2038 (Exhibit 4.3, Form 8-K filed March 26, 2008, File No. 333-69210).

4.4	Form of Questar Gas Company’s 2.98% Senior Notes, Series A, due 2024 (Exhibit 1(a) to the Note Purchase Agreement filed as Exhibit 99.1, Form 8-K filed November 7, 2012, File No. 333-69210).

4.5	Form of Questar Gas Company’s 3.28% Senior Notes, Series B, due 2027 (Exhibit 1(b) to the Note Purchase Agreement filed as Exhibit 99.1, Form 8-K filed November 7, 2012, File No. 333-69210).

4.6	Form of Questar Gas Company’s 4.78% Senior Notes, Series A, due 2043 (Exhibit 1(a) to the Note Purchase Agreement filed as Exhibit 1.1, Form 8-K filed December 24, 2013, File No. 333-69210).

4.7	Form of Questar Gas Company’s 4.83% Series B Senior Notes due 2048 (Exhibit 1(b) to the Note Purchase Agreement filed as Exhibit 1.1, Form 8-K filed December 24, 2013, File No. 333-69210).

4.8	Form of Questar Gas Company’s 3.62% Senior Notes, Series A, due 2046 (Exhibit 1(a) to the Note Purchase Agreement filed as Exhibit 1.1, Form 8-K filed December 19, 2016, File No. 333-69210).

4.9	Form of Questar Gas Company’s 3.67% Senior Notes, Series B, due 2051 (Exhibit 1(b) to the Note Purchase Agreement filed as Exhibit 1.1, Form 8-K filed December 19, 2016, File No. 333-69210).

10.1	Stipulation and Agreement, dated October 14, 1981, among the Utah Department of Business Regulation, Division of Public Utilities, the Utah Committee of Consumer Services, Questar Gas Company (formerly known as Mountain Fuel Supply Company), Wexpro Company and the Utah Public Service Commission (Exhibit 10.25, Form 10-K for the year ended December 31, 2011 filed February 24, 2012, File No. 333-69210).

10.2	Gas Gathering Agreement, dated October 11, 1993, between Questar Gas Company (formerly known as Mountain Fuel Supply Company) and Questar Pipeline, LLC (formerly known as Questar Pipeline Company) (Exhibit 10.11, Form 10-K for the year ended December 31, 1994 filed March 28, 1995, File No. 001-00935).

10.3	Amendment to Gas Gathering Agreement, dated February 6, 1998, between Questar Gas Company and Questar Management Company (Exhibit 10.12, Form 10-K for the year ended December 31, 1997 filed March 30, 1998, File No. 033-55866).

10.4	Second Amendment to Gas Gathering Agreement, dated March 22, 2016, between Questar Gas Company and QEPM Gathering I, LLC (Exhibit 10.1, Form 8-K filed March 24, 2016, File No. 333-69210).

10.5	Wexpro II Agreement, dated September 12, 2012, among Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities and the Wyoming Office of Consumer Advocate (Exhibit 10.1, Form 10-Q for the quarter ended September 30, 2012 filed October 31, 2012, File No.333-69210).

10.6	Settlement Stipulation, dated October 6, 2015, among Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities, the Utah Office of Consumer Services and the Wyoming Office of Consumer Advocate (Exhibit 99.2, Form 8-K filed November 25, 2015, File No. 333-69210).

10.7	Settlement Stipulation, dated August 15, 2016, among Questar Gas Company, Dominion Resources, Inc., the Utah Division of Public Utilities, the Utah Office of Consumer Services, the Utah Association of Energy Users; the American Natural Gas Council, Inc. and the State of Utah, Governor’s Office of Energy Development (Exhibit 10.1, Form 8-K filed August 25, 2016, File No. 333-69210).

10.8	Settlement Stipulation, dated August 1, 2016, among Questar Gas Company, Dominion Resources, Inc. and the Wyoming Office of Consumer Advocate (Exhibit 10, Form 8-K filed September 15, 2016, File No. 333-69210).

Exhibit Number	Description

10.9	$750,000,000 Inter-Company Credit Agreement, dated as of September 16, 2016, by and between Dominion Resources, Inc. and Questar Gas Company (filed herewith).

10.10	$5,000,000,000 Second Amended and Restated Revolving Credit Agreement, dated November 10, 2016, among Dominion Resources, Inc., Virginia Electric and Power Company, Dominion Gas Holdings, LLC, Questar Gas Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., Barclays Bank PLC and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K filed November 10, 2016, File No. 333-69210).

10.11	$500,000,000 Second Amended and Restated Revolving Credit Agreement, dated November 10, 2016, among Dominion Resources, Inc., Virginia Electric and Power Company, Dominion Gas Holdings, LLC, Questar Gas Company, KeyBank National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and other lenders named therein (Exhibit 10.2, Form 8-K filed November 10, 2016, File No. 333-69210).

16	Letter from Ernst & Young LLP, dated September 22, 2016 (Exhibit 16.1, Form 8-K filed September 22, 2016, File No. 333-69210).

31.a	Certification by Chief Executive Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive of Officer and Chief Financial Officer of Questar Gas Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99	Qualifications of Reservoir Engineer (filed herewith).

101	The following financial statements from Questar Gas Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 15, 2017, formatted in XBRL: (i) Statements of Income, (ii) Balance Sheets, (iii) Statements of Common Shareholder’s Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

