Form 10-Q
period 2017-03-31
QUESTAR GAS CO
filed 2017-05-04
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number	Exact name of registrants as specified in their charters	I.R.S. Employer Identification Number
333-69210	QUESTAR GAS COMPANY	87-0155877
333 SOUTH STATE STREET SALT LAKE CITY, UTAH 84145 (801) 324-5000

State or other jurisdiction of incorporation or organization of the registrant: Utah

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

Yes  ☒            No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes  ☐            No  ☒

Questar Gas does not have any voting or non-voting common equity held by non-affiliates. As of April 14, 2017, Questar Gas had 9,189,626 shares of common stock outstanding.

QUESTAR GAS COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM 10-Q UNDER THE REDUCED DISCLOSURE FORMAT.

Questar Gas Company

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ARO	Asset retirement obligation

bcf	Billion cubic feet

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980

CET	Conservation enabling tariff

CFO	Chief Financial Officer

Dominion

The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Dominion Questar or Questar Gas) or operating segments, or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Gas	The legal entity, Dominion Gas Holdings, LLC, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Gas Holdings, LLC and its consolidated subsidiaries

Dominion Questar	The legal entity, Dominion Questar Corporation, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Questar Corporation and its consolidated subsidiaries

Dominion Questar Combination	Dominion’s acquisition of Dominion Questar completed on September 16, 2016 pursuant to the terms of the agreement and plan of merger entered on January 31, 2016

Dth	Dekatherm

EEP	Energy-efficiency program

EPA	Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GAAP	U.S. generally accepted accounting principles

GHG	Greenhouse gas

Idaho Commission	Idaho Public Utilities Commission

IRCA	Intercompany revolving credit agreement

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Questar Gas	The legal entity Questar Gas Company

Questar Pipeline	Questar Pipeline, LLC, one or more of its consolidated subsidiaries, or the entirety of Questar Pipeline, LLC and its consolidated subsidiaries

SEC	Securities and Exchange Commission

Utah Commission	Public Service Commission of Utah

Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments, or the entirety of Virginia Power and its consolidated subsidiaries

Wexpro	The legal entity, Wexpro Company, one or more of its consolidated subsidiaries, or the entirety of Wexpro Company and its consolidated subsidiaries

Wyoming Commission	Wyoming Public Service Commission

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUESTAR GAS COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
(millions)
Operating Revenue(1)	$396.9	$407.9

Operating Expenses
Cost of sales(1)	241.3	256.9
Other operations and maintenance(1)	41.7	47.6
Depreciation and amortization	16.2	14.7
Other taxes	5.8	5.3

Total Operating Expenses	305.0	324.5

Income from operations	91.9	83.4

Other income	1.0	1.0
Interest expense(1)	8.5	7.7

Income from operations before income tax expense	84.4	76.7
Income tax expense	32.2	29.1

Net Income	$52.2	$47.6

(1)	See Note 11 for amounts attributable to related parties.

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

QUESTAR GAS COMPANY

BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$10.0	$7.6
Customer receivables (less allowance for doubtful accounts of $2.6 and $1.7)	136.7	163.7
Receivable from affiliates	1.4	0.6
Inventories at lower of average cost or market:
Gas stored underground	8.9	49.3
Materials and supplies	25.4	27.6
Regulatory assets	1.9	9.6
Other	3.0	3.7

Total current assets	187.3	262.1

Property, Plant and Equipment
Property, plant and equipment	2,879.6	2,883.0
Accumulated depreciation and amortization	(721.4)	(737.6)

Total property, plant and equipment, net	2,158.2	2,145.4

Deferred Charges and Other Assets
Receivable from affiliates	100.3	87.8
Other noncurrent assets	11.2	11.2

Total deferred charges and other assets	111.5	99.0

Total assets	$2,457.0	$2,506.5

(1)	Questar Gas’ Balance Sheet at December 31, 2016 has been derived from the audited Balance Sheet at that date.

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

QUESTAR GAS COMPANY

BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2017	December 31, 2016(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$84.5	$14.5
Short-term debt	147.0	200.0
Affiliated current borrowings	—	48.0
Accounts payable and accrued expenses	70.3	117.2
Accounts payable to affiliates	68.9	43.5
Customer advances	9.8	27.9
Regulatory liabilities	28.7	6.5
Other current liabilities	1.7	1.7

Total current liabilities	410.9	459.3

Long-Term Debt	546.4	616.3

Deferred Credits and Other Liabilities
Deferred income taxes	491.4	475.8
Regulatory liabilities	190.8	189.1
Payables to affiliates	13.1	13.0
Other noncurrent liabilities	94.6	95.4

Total deferred credits and other liabilities	789.9	773.3

Total liabilities	1,747.2	1,848.9

Commitments and Contingencies (see Note 9)
Equity
Common stock - par value $2.50(2)	23.0	23.0
Additional paid-in capital	272.5	272.5
Retained earnings	414.3	362.1

Total common shareholder’s equity	709.8	657.6

Total liabilities and shareholder’s equity	$2,457.0	$2,506.5

(1)	Questar Gas’ Balance Sheet at December 31, 2016 has been derived from the audited Balance Sheet at that date.
(2)	50.0 million shares authorized; 9.2 million shares outstanding at March 31, 2017 and December 31, 2016.

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

QUESTAR GAS COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
(millions)
Operating Activities
Net income	$52.2	$47.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.2	16.1
Deferred income taxes	15.7	1.7
Other adjustments for non-cash items	0.2	0.4
Changes in operating assets and liabilities	53.8	125.5

Net cash provided by operating activities	138.1	191.3

Investing Activities
Property, plant and equipment purchased	(35.0)	(59.1)
Cash used in disposition of assets	—	(0.7)
Proceeds from disposition of assets	0.3	0.1

Net cash used in investing activities	(34.7)	(59.7)

Financing Activities
Repayment of short-term debt, net	(53.0)	—
Repayment of affiliated current borrowings, net	(48.0)	(132.8)
Dividends paid to Dominion Questar	—	(10.0)
Other	—	0.7

Net cash used in financing activities	(101.0)	(142.1)

Increase (decrease) in cash and cash equivalents	2.4	(10.5)
Cash and cash equivalents at beginning of year	7.6	10.5

Cash and cash equivalents at end of year	$10.0	$—

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$11.5	$14.7

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Revenue generated by Questar Gas is based primarily on rates established by the Utah and Wyoming Commissions. The Idaho Commission has contracted with the Utah Commission for rate oversight of Questar Gas operations in Idaho.

Wexpro, an affiliate, provides the majority of Questar Gas’ natural gas supply and Questar Pipeline, an affiliate, provides the majority of Questar Gas’ transportation and storage services.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, Questar Gas’ accompanying unaudited Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited financial statements prepared in accordance with GAAP. These unaudited Financial Statements should be read in conjunction with the Financial Statements and Notes in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, the accompanying unaudited Financial Statements contain all adjustments necessary to present fairly its financial position as of March 31, 2017, its results of operations for the three months ended March 31, 2017 and 2016 and its cash flows for the three months ended March 31, 2017 and 2016. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, purchased gas expenses and other factors.

Questar Gas reports certain contracts and instruments at fair value. See Note 4 for further information on fair value measurements.

Certain amounts in the 2016 Financial Statements and Notes have been reclassified to conform to the 2017 presentation for comparative purposes. The reclassifications did not affect Questar Gas’ net income, total assets, liabilities, equity or cash flows.

Note 3. Operating Revenue

Questar Gas’ operating revenue consists of the following:

	Three Months Ended
	March 31,
	2017	2016
(millions)
Residential and commercial gas sales	$378.5	$391.7
Industrial gas sales	3.2	5.0
Gas transportation	6.9	6.0
Other(1)	8.3	5.2

Total operating revenue	$396.9	$407.9

(1)	See Note 11 for amounts attributable to related parties.

Note 4. Fair Value Measurements

Questar Gas’ fair value measurements are made in accordance with the policies discussed in Note 5 to the Financial Statements in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2016. See Note 5 in this report for further information about Questar Gas’ derivatives and hedge accounting activities.

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

The following table presents Questar Gas’ quantitative information about Level 3 fair value measurements at March 31, 2017. The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Liabilities
Physical and financial forwards and futures:
Natural gas(2)	$1.3	Discounted cash flow	Market price (per Dth) (3)	2.2 - 3.6	2.8

Total liabilities	$1.3

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

The following table presents Questar Gas’ liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions. Derivative assets at March 31, 2017 were immaterial.

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2017
Liabilities:
Derivatives:
Commodity	$—	$—	$1.3	$1.3

Total liabilities	$—	$—	$1.3	$1.3

At December 31, 2016
Assets:
Derivatives:
Commodity	$—	$0.1	$—	$0.1

Total assets	$—	$0.1	$—	$0.1

Liabilities:
Derivatives:
Commodity	$—	$0.1	$—	$0.1

Total liabilities	$—	$0.1	$—	$0.1

The following table presents the net change in Questar Gas’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended March 31,
	2017	2016
(millions)
Beginning balance	$—	$—
Total realized and unrealized gains (losses):
Included in earnings(1)	(0.1)	—
Included in regulatory assets/liabilities	(1.3)	—
Settlements	0.1	—

Ending balance	$(1.3)	$—

(1)	The gains and losses included in earnings were classified in cost of sales.

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2017.

Fair Value of Financial Instruments

Substantially all of Questar Gas’ financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, customer receivables, receivable from affiliates, short-term debt, account payable to affiliates, affiliated current borrowings, and accounts payable are representative of fair value because of the short-term nature of these instruments. For Questar Gas’ financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Long-term debt, including securities due within one year(2)	$630.9	$675.0	$630.8	$672.6

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The fair value measurements are classified as Level 2.
(2)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium.

Note 5. Derivatives and Hedge Accounting Activities

Questar Gas’ accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 to the Financial Statements in the Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2016. See Note 4 in this report for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on Questar Gas’ Balance Sheets. Questar Gas’ derivative contracts include over-the-counter transactions, which are bilateral contracts that are transacted directly with a counterparty. At March 31, 2017, substantially all of Questar Gas’ derivative assets and liabilities were not subject to a master netting or similar arrangement.

Volumes

The following table presents the volume of Questar Gas’ derivative activity at March 31, 2017. These volumes are based on open derivative positions and represent the combined absolute value of its long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Basis	7.7	26.4

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Questar Gas’ derivatives and where they are presented in its Balance Sheets.

	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At March 31, 2017
LIABILITIES
Current Liabilities
Commodity	$0.1	$0.1

Total current derivative liabilities(2)	0.1	0.1

Noncurrent Liabilities
Commodity	1.2	1.2

Total noncurrent derivative liabilities(3)	1.2	1.2

Total derivative liabilities	$1.3	$1.3

At December 31, 2016
ASSETS
Current Assets
Commodity	$0.1	$0.1

Total current derivative assets(1)	0.1	0.1

Total derivative assets	$0.1	$0.1

LIABILITIES
Current Liabilities
Commodity	$0.1	$0.1

Total current derivative liabilities(2)	0.1	0.1

Total derivative liabilities	$0.1	$0.1

(1)	Current derivative assets are presented in other current assets in Questar Gas’ Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Questar Gas’ Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other noncurrent liabilities in Questar Gas’ Balance Sheets.

The following table presents the gains and losses on Questar Gas’ derivatives, as well as where the associated activity is presented in its Statements of Income.

	Amount of Gain (Loss) Recognized in Income on Derivatives (1)
	Three months ended March 31,
Derivatives not designated as hedging instruments	2017	2016
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$(0.5)	$—

Total	$(0.5)	$—

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Questar Gas’ Statements of Income.
(2)	Amounts recorded in Questar Gas’ Statements of Income are classified in cost of sales.

Note 6. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31, 2017	December 31, 2016
(millions)
Regulatory assets:
Purchased-gas adjustment(1)	$—	$3.4
EEP(2)	—	1.1
Contract withholding(3)	—	2.6
Pipeline integrity costs(4)	1.9	1.9
Other	—	0.6

Regulatory assets-current	1.9	9.6

Derivatives(5)	1.2	—
Pipeline integrity costs(4)	1.4	2.3
Cost of reacquired debt(6)	3.1	3.2

Regulatory assets-noncurrent(7)	5.7	5.5

Total regulatory assets	$7.6	$15.1

Regulatory liabilities:
Purchased-gas adjustment(1)	$20.1	$—
EEP(2)	2.0	—
CET(8)	2.0	2.9
Cost of plant removal and AROs(9)	4.5	3.5
Other	0.1	0.1

Regulatory liabilities-current	28.7	6.5

Cost of plant removal and AROs(9)	190.8	189.1

Regulatory liabilities-noncurrent	190.8	189.1

Total regulatory liabilities	$219.5	$195.6

(1)	Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.
(2)	The EEP relates to funds expended for promoting the conservation of natural gas through advertising, rebates for efficient homes and appliances and home energy audits. Costs are recovered from customers through periodic rate adjustments. Costs incurred in excess of recoveries result in an asset; recoveries in excess of costs incurred result in a liability.
(3)	Represents a disputed amount withheld from a supplier of storage services. The dispute was settled in March 2017 and the amount reversed, which resulted in no material impact to Questar Gas’ results of operations, financial position or cash flows.
(4)	The costs of complying with pipeline-integrity regulations are recovered in rates subject to a Utah Commission order. Questar Gas is allowed to recover $7.0 million per year. Costs incurred in excess of this amount will be recovered in future rate changes.
(5)	Changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(6)	Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 5.8 years as of March 31, 2017.
(7)	Noncurrent regulatory assets are presented in other noncurrent assets in the Balance Sheets.
(8)	Represents the difference between actual and allowed revenues. Any deficiency in amounts collected are recovered through periodic rate adjustments.
(9)	Cost of plant removal and AROs represent amounts recovered from customers for costs of future activities to remove assets that are expected to be incurred at the time of retirement.

Note 7. Regulatory Matters

As a public utility, Questar Gas is subject to the jurisdiction of the Utah Commission and the Wyoming Commission. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions.

There have been no significant developments regarding the pending regulatory matters disclosed in Note 10 to the Financial Statements in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2016.

Note 8. Significant Financing Transactions

Questar Gas uses short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations.

Questar Gas’ short-term financing is supported by the two joint revolving credit facilities with Dominion, Virginia Power and Dominion Gas. These credit facilities can be used for working capital, as support for the combined commercial paper programs of Dominion, Virginia Power, Dominion Gas and Questar Gas and for other general corporate purposes.

At March 31, 2017, Questar Gas’ commercial paper and letters of credit outstanding under its joint credit facilities with Dominion, Virginia Power and Dominion Gas, were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$500.0	$147.0	$—
Joint revolving credit facility(1)	500.0	—	—

Total	$1,000.0	$147.0	$—

(1)	A maximum of a combined $1.0 billion of the facilities is available to Questar Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion, Virginia Power and Dominion Gas. Sub-limits for Questar Gas are set within the facility limit but can be changed at the option of the borrowers multiple times per year. At March 31, 2017, the sub-limit for Questar Gas was an aggregate $250 million. If Questar Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion. The maturity date for these facilities is April 2020. These credit facilities can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

Note 9. Commitments and Contingencies

As a result of issues generated in the ordinary course of business, Questar Gas is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for Questar Gas to estimate a range of possible loss. For such matters for which Questar Gas cannot estimate a range of possible loss, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that Questar Gas is able to estimate a range of possible loss. For legal proceedings and governmental examinations for which Questar Gas is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent Questar Gas’ maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial position, liquidity or results of operations of the Questar Gas.

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

Note 10. Credit Risk

Questar Gas’ accounting policies for credit risk are discussed in Note 17 to the Financial Statements in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2016.

Questar Gas maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on credit policies and the March 31, 2017 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Note 11. Related-Party Transactions

Questar Gas engages in related party-transactions primarily with affiliates Wexpro, for cost-of-service natural gas supply, and Questar Pipeline, for transportation and storage services. Questar Gas’ receivables and payables balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. A discussion of significant related party transactions follows.

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

	Three Months Ended
	March 31,
	2017	2016
(millions)
Affiliated operator service fee(1)	$75.9	$79.8
Transportation and storage services from affiliates(1)	19.6	19.2
Services provided by related parties	10.8	13.5
Services provided to related parties	1.5	0.5

(1)	The costs of these services were included in cost of sales in Questar Gas’ Statements of Income.

Questar Gas participates in certain Dominion Questar benefit plans as described in Note 15 to the Financial Statements in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2016. At March 31, 2017 and December 31, 2016, amounts due from Dominion Questar associated with the Dominion Questar Corporation Retirement Plan and included in receivables from affiliates in the Balance Sheets were $100.3 million and $87.8 million, respectively. At March 31, 2017 and December 31, 2016, Questar Gas’ amounts due to Dominion Questar associated with the Dominion Questar Corporation Umbrella Health Plan and included in payables to affiliates in the Balance Sheets were $13.1 million and $13.0 million, respectively.

The Dominion Questar Combination resulted in merger and restructuring costs of $0.3 million charged from Dominion Questar for the three months ended March 31, 2017. There were no merger and restructuring costs for the same prior year periods. These costs primarily consist of employee related costs allocated to Questar Gas and are included in other operations and maintenance in Questar Gas’ Statements of Income.

Questar Gas had no balance under the IRCA with Dominion as of March 31, 2017 and a $48.0 million balance at December 31, 2016. The weighted-average interest rate for these borrowing was 1.04% as of December 31, 2016. Interest charges related to Questar Gas’ total borrowings from Dominion and Dominion Questar were immaterial for the three months ended March 31, 2017 and $0.3 million for the three months ended March 31, 2016.

In March 2017, Questar Gas entered into agreements, at rates and on terms and conditions that are subject to regulation by FERC, with Questar Pipeline to extend transportation services through 2027. Under these agreements, Questar Gas will pay Questar Pipeline approximately $55 million annually.

Also in March 2017, Questar gas extended a storage contract, at rates and on terms and conditions that are subject to regulation by FERC, with Questar Pipeline through 2022. Under this extension, Questar Gas will pay Questar Pipeline approximately $2 million annually.

Note 12. Operating Segment

The Corporate and Other Segment primarily includes specific items attributable to Questar Gas’ operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

The net expense for specific items in 2017 primarily related to a $0.3 million ($0.2 million after-tax) charge for transaction costs associated with the Dominion Questar Combination. These costs primarily consist of employee related costs allocated to Questar Gas and are included in other operations and maintenance in Questar Gas’ Statements of Income.

The following table presents segment information pertaining to Questar Gas’ operations:

	Questar Gas	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2017
Operating revenue	$396.9	$—	$396.9
Net income (loss)	52.4	(0.2)	52.2

Three Months Ended March 31, 2016
Operating revenue	$407.9	$—	$407.9
Net income	47.6	—	47.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses Questar Gas’ results of operations and general financial condition. MD&A should be read in conjunction with Questar Gas’ Financial Statements. Questar Gas meets the conditions to file under the reduced disclosure format, and therefore has omitted certain sections of MD&A.

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

Questar Gas makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events and other natural disasters, including, but not limited to, severe storms, earthquakes and flooding that can cause system disruptions and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	Cost of environmental compliance, including those costs related to climate change;

•	Changes in implementation and enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;

•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals and/or associated appeals;

•	Fluctuations in energy-related commodity prices and the effect these could have on Questar Gas’ earnings, liquidity position and the underlying value of its assets;

•	Unplanned system disruptions at Questar Gas facilities;

•	Counterparty credit and performance risk;

•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Fluctuations in interest rates;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to Questar Gas’ physical and intangible assets, as well as threats to cybersecurity;

•	Changes in demand for Questar Gas’ services, including industrial, commercial and residential growth or decline in Questar Gas’ service areas, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs and the availability of energy efficient devices;

•	Changes to regulated gas distribution and transportation rates collected by Questar Gas;

•	Changes in operating, maintenance and construction costs;

•	Timing and receipt of regulatory approvals necessary for planned projects and compliance with conditions associated with such regulatory approvals;

•	The inability to complete planned projects within the terms and time frames initially anticipated;

•	Adverse outcomes in litigation matters or regulatory proceedings; and

•	The impact of operational hazards, including adverse developments with respect to pipeline safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations

Presented below is a summary of Questar Gas’ results:

	First Quarter
	2017	2016	$ Change
(millions)
Net income	$52.2	$47.6	$4.6

Overview

First Quarter 2017 vs. 2016

Net income increased 10%, primarily due to customer growth, higher infrastructure-replacement cost recovery and lower employee related costs.

Analysis of Operations

Presented below are selected amounts related to Questar Gas’ results of operations:

	First Quarter
	2017	2016	$ Change
(millions)
Operating revenue	$396.9	$407.9	$(11.0)
Cost of sales	241.3	256.9	(15.6)

Net revenue	155.6	151.0	4.6

Other operations and maintenance	41.7	47.6	(5.9)
Depreciation and amortization	16.2	14.7	1.5
Other taxes	5.8	5.3	0.5
Other income	1.0	1.0	—
Interest expense	8.5	7.7	0.8
Income tax expense	32.2	29.1	3.1

An analysis of Questar Gas’ results of operations follows:

First Quarter 2017 vs. 2016

Net revenue increased 3%, primarily reflecting a $3.6 million increase in infrastructure-replacement cost recovery, a $2.5 million increase from customer growth, and a $1.4 million increase in revenues from affiliates; partially offset by a $2.6 million decrease in EEP cost recovery.

Other operations and maintenance decreased 12%, primarily reflecting lower employee related costs ($4.9 million) and lower EEP costs ($2.6 million); partially offset by merger and restructuring costs ($0.3 million).

Depreciation and amortization increased 10%, primarily due to plant additions driven by customer growth and feeder-line replacements.

Interest expense increased 10%, primarily due to interest on debt issued in the fourth quarter of 2016 ($1.2 million), partially offset by lower interest expense on affiliated borrowings ($0.3 million).

Income tax expense increased 11%, primarily due to higher pre-tax income.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of Questar Gas, including Questar Gas’ CEO and CFO, evaluated the effectiveness of Questar Gas’ disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, Questar Gas’ CEO and CFO have concluded that Questar Gas’ disclosure controls and procedures are effective.

There were no changes in Questar Gas’ internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Questar Gas’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

See the following for discussions on various environmental and other regulatory proceedings to which Questar Gas is a party, which information is incorporated herein by reference:

•	Notes 10 and 16 to the Financial Statements in the Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2016.

•	Notes 7 and 9 to the Financial Statements in this report.

ITEM 1A. RISK FACTORS

Questar Gas’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond Questar Gas’ control. A number of these factors have been identified in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2016, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2016. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit 3.1, Form 8-K filed May 14, 2012, File No. 333-69210).

3.2	Bylaws of Questar Gas Company, effective as of October 17, 2016 (Exhibit 3.2, Form 10-Q for the quarter ended September 30, 2016 filed November 9, 2016, File No. 333-69210).

31.a	Certification by Chief Executive Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive of Officer and Chief Financial Officer of Questar Gas Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Questar Gas Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017, formatted in XBRL: (i) Statements of Income, (ii) Balance Sheets, (iii) Statements of Cash Flows, and (iv) the Notes to Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY (Registrant)

May 4, 2017	/s/ Michele L. Cardiff Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit 3.1, Form 8-K filed May 14, 2012, File No. 333-69210).

3.2	Bylaws of Questar Gas Company, effective as of October 17, 2016 (Exhibit 3.2, Form 10-Q for the quarter ended September 30, 2016 filed November 9, 2016, File No. 333-69210).

31.a	Certification by Chief Executive Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive of Officer and Chief Financial Officer of Questar Gas Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Questar Gas Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017, formatted in XBRL: (i) Statements of Income, (ii) Balance Sheets, (iii) Statements of Cash Flows, and (iv) the Notes to Financial Statements.