Form 10-Q
period 2017-06-30
QUESTAR GAS CO
filed 2017-08-03
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of registrant as specified in its charter	I.R.S. Employer Identification Number

333-69210	QUESTAR GAS COMPANY	87-0155877

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

Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No  ☒

Questar Gas does not have any voting or non-voting common equity held by non-affiliates. As of July 14, 2017, Questar Gas had 9,189,626 shares of common stock outstanding.

QUESTAR GAS COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM 10-Q UNDER THE REDUCED DISCLOSURE FORMAT.

Questar Gas Company

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ARO	Asset retirement obligation

bcf	Billion cubic feet

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund

CET	Conservation enabling tariff

CFO	Chief Financial Officer

DEQPS	Dominion Energy Questar Pipeline Services, Inc. (formerly known as QPC Services Company)

Dominion Energy

The legal entity, Dominion Energy, Inc. (formerly known as Dominion Resources, Inc.), one or more of its consolidated subsidiaries (other than Dominion Energy Questar or Questar Gas) or operating segments, or the entirety of Dominion Energy, Inc. and its consolidated subsidiaries

Dominion Energy Gas

The legal entity, Dominion Energy Gas Holdings, LLC (formerly known as Dominion Gas Holdings, LLC), one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Energy Gas Holdings, LLC and its consolidated subsidiaries

Dominion Energy Questar

The legal entity, Dominion Energy Questar Corporation (formerly known as Dominion Questar Corporation), one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Energy Questar Corporation and its consolidated subsidiaries

Dominion Energy Questar Combination	Dominion Energy's acquisition of Dominion Energy Questar completed on September 16, 2016 pursuant to the terms of the agreement and plan of merger entered on January 31, 2016

Dominion Energy Questar Pipeline

Dominion Energy Questar Pipeline, LLC (formerly known as Questar Pipeline, LLC), one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries

Dth	Dekatherm

EEP	Energy-efficiency program

EPA	Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GAAP	U.S. generally accepted accounting principles

Gas Infrastructure	Gas Infrastructure Group operating segment

GHG	Greenhouse gas

Idaho Commission	Idaho Public Utilities Commission

IRCA	Intercompany revolving credit agreement

MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

Questar Gas	The legal entity Questar Gas Company

SEC	Securities and Exchange Commission

Utah Commission	Public Service Commission of Utah

VIE	Variable interest entity

Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments, or the entirety of Virginia Power and its consolidated subsidiaries

Wexpro	The legal entity, Wexpro Company, one or more of its consolidated subsidiaries, or the entirety of Wexpro Company and its consolidated subsidiaries

Wyoming Commission	Wyoming Public Service Commission

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUESTAR GAS COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(millions)
Operating Revenue(1)	$139.7	$128.2	$536.6	$536.1
Operating Expenses
Cost of sales(1)	75.5	67.8	316.8	324.7
Other operations and maintenance(1)	44.6	36.3	86.3	83.9
Depreciation and amortization	16.5	15.0	32.7	29.7
Other taxes	5.6	5.3	11.4	10.6
Total Operating Expenses	142.2	124.4	447.2	448.9
Income (loss) from operations	(2.5)	3.8	89.4	87.2
Other income	1.0	0.9	2.0	1.9
Interest expense(1)	8.5	7.5	17.0	15.2
Income (loss) from operations before income tax expense	(10.0)	(2.8)	74.4	73.9
Income tax expense (benefit)	(3.8)	(1.2)	28.4	27.9
Net Income (Loss)	$(6.2)	$(1.6)	$46.0	$46.0
(1)	See Note 12 for amounts attributable to related parties.

The accompanying notes are an integral part of Questar Gas' Financial Statements.

QUESTAR GAS COMPANY

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$2.1	$7.6
Customer receivables (less allowance for doubtful accounts of $2.0 and $1.7 )	52.3	163.7
Receivable from affiliates	0.6	0.6
Inventories at lower of average cost or market:
Gas stored underground	21.8	49.3
Materials and supplies	25.7	27.6
Regulatory assets	13.4	9.6
Other	5.0	3.7
Total current assets	120.9	262.1
Property, Plant and Equipment
Property, plant and equipment	2,917.9	2,883.0
Accumulated depreciation and amortization	(727.6)	(737.6)
Total property, plant and equipment, net	2,190.3	2,145.4
Deferred Charges and Other Assets
Receivable from affiliates	98.6	87.8
Other noncurrent assets	12.1	11.2
Total deferred charges and other assets	110.7	99.0
Total assets	$2,421.9	$2,506.5
(1)	Questar Gas' Balance Sheet at December 31, 2016 has been derived from the audited Balance Sheet at that date.

The accompanying notes are an integral part of Questar Gas' Financial Statements.

QUESTAR GAS COMPANY

BALANCE SHEETS—(Continued)

(Unaudited)

	June 30,	December 31,
	2017	2016(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$134.5	$14.5
Short-term debt	135.0	200.0
Affiliated current borrowings	10.0	48.0
Accounts payable and accrued expenses	71.1	117.2
Accounts payable to affiliates	42.7	43.5
Customer advances	11.8	27.9
Regulatory liabilities	9.1	6.5
Other current liabilities	2.8	1.7
Total current liabilities	417.0	459.3
Long-Term Debt	496.5	616.3
Deferred Credits and Other Liabilities
Deferred income taxes	504.3	475.8
Regulatory liabilities	190.8	189.1
Payables to affiliates	12.8	13.0
Other noncurrent liabilities	96.9	95.4
Total deferred credits and other liabilities	804.8	773.3
Total liabilities	1,718.3	1,848.9
Commitments and Contingencies (see Note 9)
Equity
Common stock - par value $2.50(2)	23.0	23.0
Additional paid-in capital	272.5	272.5
Retained earnings	408.1	362.1
Total common shareholder's equity	703.6	657.6
Total liabilities and shareholder's equity	$2,421.9	$2,506.5
(1)	Questar Gas' Balance Sheet at December 31, 2016 has been derived from the audited Balance Sheet at that date.
(2)	50.0 million shares authorized; 9.2 million shares outstanding at June 30, 2017 and December 31, 2016.

The accompanying notes are an integral part of Questar Gas' Financial Statements.

QUESTAR GAS COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2017	2016
(millions)
Operating Activities
Net income	$46.0	$46.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.7	32.6
Deferred income taxes	28.5	12.5
Other adjustments for non-cash items	0.5	0.8
Changes in operating assets and liabilities	65.0	182.3
Net cash provided by operating activities	172.7	274.2
Investing Activities
Property, plant and equipment purchased	(75.4)	(124.3)
Cash used in disposition of assets	—	(1.2)
Other	0.2	—
Net cash used in investing activities	(75.2)	(125.5)
Financing Activities
Repayment of short-term debt, net	(65.0)	—
Repayment of affiliated current borrowings, net	(38.0)	(144.3)
Dividends paid to Dominion Energy Questar	—	(20.0)
Other	—	5.1
Net cash used in financing activities	(103.0)	(159.2)
Decrease in cash and cash equivalents	(5.5)	(10.5)
Cash and cash equivalents at beginning of year	7.6	10.5
Cash and cash equivalents at end of year	$2.1	$—
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$18.8	$22.6

The accompanying notes are an integral part of Questar Gas' Financial Statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Questar Gas is a wholly-owned subsidiary of Dominion Energy Questar which, effective September 2016, is a wholly-owned subsidiary of Dominion Energy.

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

Wexpro, an affiliate, provides the majority of Questar Gas' natural gas supply and Dominion Energy Questar Pipeline, an affiliate, provides the majority of Questar Gas' transportation and storage services.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, Questar Gas' accompanying unaudited Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited financial statements prepared in accordance with GAAP. These unaudited Financial Statements should be read in conjunction with the Financial Statements and Notes in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, the accompanying unaudited Financial Statements contain all adjustments necessary to present fairly its financial position as of June 30, 2017, its results of operations for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Certain amounts in the 2016 Financial Statements and Notes have been reclassified to conform to the 2017 presentation for comparative purposes. The reclassifications did not affect Questar Gas' net income, total assets, liabilities, equity or cash flows.

Note 3. Operating Revenue

Questar Gas' operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Residential and commercial gas sales	$122.0	$112.9	$500.5	$504.6
Industrial gas sales	3.1	4.5	6.3	9.5
Gas transportation	6.3	5.7	13.2	11.7
Other(1)	8.3	5.1	16.6	10.3
Total operating revenue	$139.7	$128.2	$536.6	$536.1
(1)	See Note 11 for amounts attributable to related parties.

Note 4. Fair Value Measurements

Questar Gas' fair value measurements are made in accordance with the policies discussed in Note 5 to the Financial Statements in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2016. See Note 5 in this report for further information about Questar Gas' derivatives and hedge accounting activities.

Questar Gas enters into certain physical forwards and options, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical forward contracts. An option model is used to value Level 3 physical options. The discounted cash flow model for forwards calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return, and credit spreads. The option model calculates mark-to-market valuations using variations of the Black-Scholes option model. The inputs into the models are the forward market prices, implied price volatilities, risk-free rate of return, the option expiration dates, the option strike prices, the original sales prices, and volumes. For Level 3 fair value measurements, forward market prices and implied price volatilities are considered unobservable. The unobservable inputs are developed and substantiated using historical information, available market data, third-party data, and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third-party pricing sources.

The following table presents Questar Gas' quantitative information about Level 3 fair value measurements at June 30, 2017.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical options:
Natural gas	$0.3	Option model	Market price (per Dth)	(2)	3.2 - 3.4	3.3
			Price volatility	(3)	25.1% - 31.7%	27.7%
Total assets	$0.3
Liabilities
Physical forwards:
Natural gas(4)	$0.5	Discounted cash flow	Market price (per Dth)	(2)	2.3 - 3.4	2.9
Total liabilities	$0.5
(1)	Averages weighted by volume.
(2)	Represents market prices beyond defined terms for Level 1 and 2.
(3)	Represents volatilities unrepresented in published markets.
(4)	Includes basis.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

The following table presents Questar Gas’ assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions.

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2017
Assets:
Derivatives:
Commodity	$—	$—	$0.3	$0.3
Total assets	$—	$—	$0.3	$0.3
Liabilities:
Derivatives:
Commodity	$—	$0.1	$0.5	$0.6
Total liabilities	$—	$0.1	$0.5	$0.6
At December 31, 2016
Assets:
Derivatives:
Commodity	$—	$0.1	$—	$0.1
Total assets	$—	$0.1	$—	$0.1
Liabilities:
Derivatives:
Commodity	$—	$0.1	$—	$0.1
Total liabilities	$—	$0.1	$—	$0.1

The following table presents the net change in Questar Gas' assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Beginning balance	$(1.3)	$—	$—	$—
Total realized and unrealized gains (losses):
Included in earnings(1)	—	—	(0.1)	—
Included in regulatory assets/liabilities	1.0	—	(0.3)	—
Settlements	—	—	0.1	—
Purchases	0.1	—	0.1	—
Ending balance	$(0.2)	$—	$(0.2)	$—
(1)	The gains and losses included in earnings were classified in cost of sales.

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2017.

Fair Value of Financial Instruments

Substantially all of Questar Gas' financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, customer receivables, receivable from affiliates, short-term debt, affiliated current borrowings, accounts payable and accounts payable to affiliates are representative of fair value because of the short-term nature of these instruments. For Questar Gas' financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Long-term debt, including securities due within one year(2)	$631.0	$687.1	$630.8	$672.6
(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The fair value measurements are classified as Level 2.

(2)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium.

Note 5. Derivatives and Hedge Accounting Activities

Questar Gas' accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 to the Financial Statements in the Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2016. See Note 4 in this report for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on Questar Gas' Balance Sheets. Questar Gas' derivative contracts include over-the-counter transactions, which are bilateral contracts that are transacted directly with a counterparty. At June 30, 2017, substantially all of Questar Gas' derivative assets and liabilities were not subject to a master netting or similar arrangement.

Volumes

The following table presents the volume of Questar Gas' derivative activity at June 30, 2017. These volumes are based on open derivative positions and represent the combined absolute value of its long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Basis	12.1	25.9

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Questar Gas' derivatives and where they are presented in its Balance Sheets.

	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At June 30, 2017
ASSETS
Current Assets
Commodity	$0.3	$0.3
Total current derivative assets(1)	0.3	0.3
Total derivative assets	$0.3	$0.3
LIABILITIES
Current Liabilities
Commodity	$0.2	$0.2
Total current derivative liabilities(2)	0.2	0.2
Noncurrent Liabilities
Commodity	0.4	0.4
Total noncurrent derivative liabilities(3)	0.4	0.4
Total derivative liabilities	$0.6	$0.6
At December 31, 2016
ASSETS
Current Assets
Commodity	$0.1	$0.1
Total current derivative assets(1)	0.1	0.1
Total derivative assets	$0.1	$0.1
LIABILITIES
Current Liabilities
Commodity	$0.1	$0.1
Total current derivative liabilities(2)	0.1	0.1
Total derivative liabilities	$0.1	$0.1
(1)	Current derivative assets are presented in other current assets in Questar Gas' Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Questar Gas’ Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other noncurrent liabilities in Questar Gas' Balance Sheets.

The following table presents the gains and losses on Questar Gas' derivatives, as well as where the associated activity is presented in its Statements of Income.

	Amount of Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2017	2016	2017	2016
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$—	$—	$(0.5)	$—
Total	$—	$—	$(0.5)	$—
(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Questar Gas' Statements of Income.
(2)	Amounts recorded in Questar Gas' Statements of Income are classified in cost of sales.

Note 6. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30,	December 31,
	2017	2016
(millions)
Regulatory assets:
Purchased-gas adjustment(1)	$10.8	$3.4
Contract withholding(2)	—	2.6
Pipeline integrity costs(3)	1.9	1.9
Other	0.7	1.7
Regulatory assets-current	13.4	9.6
Cost of reacquired debt(4)	2.9	3.2
Pipeline integrity costs(3)	1.1	2.3
Other	0.4	—
Regulatory assets-noncurrent(5)	4.4	5.5
Total regulatory assets	$17.8	$15.1
Regulatory liabilities:
Cost of plant removal and AROs(6)	$5.0	$3.5
CET(7)	2.3	2.9
Curtailment penalty(8)	1.1	—
Other	0.7	0.1
Regulatory liabilities-current	9.1	6.5
Cost of plant removal and AROs(6)	190.8	189.1
Regulatory liabilities-noncurrent	190.8	189.1
Total regulatory liabilities	$199.9	$195.6
(1)	Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.
(2)

Represents a disputed amount withheld from a supplier of storage services. The dispute was settled in March 2017 and the amount reversed, which resulted in no material impact to Questar Gas' results of operations, financial position or cash flows.

(3)

The costs of complying with pipeline-integrity regulations are recovered in rates subject to a Utah Commission order. Questar Gas is allowed to recover $7.0  million per year. Costs incurred in excess of this amount will be recovered in future rate changes.

(4)

Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 5.6 years as of June 30, 2017.

(5)	Noncurrent regulatory assets are presented in other noncurrent assets in the Balance Sheets.
(6)	Cost of plant removal and AROs represent amounts recovered from customers for costs of future activities to remove assets that are expected to be incurred at the time of retirement.
(7)	Represents the difference between actual and allowed revenues. Any deficiency in amounts collected is recovered through periodic rate adjustments.
(8)

Interruptible customers who fail to interrupt service when called upon by Questar Gas incur a curtailment penalty. Penalties recovered by Questar Gas are credited to ratepayers as a reduction to the infrastructure-replacement program.

Note 7. Regulatory Matters

As a public utility, Questar Gas is subject to the jurisdiction of the Utah Commission and the Wyoming Commission. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions.

There have been no significant developments regarding the pending regulatory matters disclosed in Note 10 to the Financial Statements in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2016.

Note 8. Variable Interest Entity

The primary beneficiary of a VIE is required to consolidate the VIE and to disclose certain information about its significant variable interest in the VIE. The primary beneficiary of a VIE is the entity that has both: (1) the power to direct activities that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE.

Questar Gas purchased shared services from DEQPS of $0.3 million for the three months ended June 30, 2017 and $0.7 million for the six months ended June 30, 2017.  DEQPS provides operational services to certain Dominion Energy subsidiaries, including Questar Gas, as a subsidiary service company. The Balance Sheet at June 30, 2017 included amounts due to DEQPS of $0.1 million.

Questar Gas determined that it is not the primary beneficiary of DEQPS as it does not have both the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to it.  Questar Gas has no obligation to absorb more than its allocated share of DEQPS costs.

Note 9. Significant Financing Transactions

Questar Gas uses short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations.

Questar Gas’ short-term financing is supported by the two joint revolving credit facilities with Dominion Energy, Virginia Power and Dominion Energy Gas. These credit facilities can be used for working capital, as support for the combined commercial paper programs of Dominion Energy, Virginia Power, Dominion Energy Gas and Questar Gas and for other general corporate purposes.

At June 30, 2017, Questar Gas' commercial paper and letters of credit outstanding under its joint credit facilities with Dominion Energy, Virginia Power and Dominion Energy Gas, were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$500.0	$135.0	$—
Joint revolving credit facility(1)	500.0	—	—
Total	$1,000.0	$135.0	$—
(1)

A maximum of a combined $1.0 billion of the facilities is available to Questar Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Dominion Energy Gas. Sub-limits for Questar Gas are set within the facility limit but can be changed at the option of the borrowers multiple times per year. At June 30, 2017, the sub-limit for Questar Gas was an aggregate $250 million. If Questar Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. The maturity date for these facilities is April 2020.  These credit facilities can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

Note 10. Commitments and Contingencies

As a result of issues generated in the ordinary course of business, Questar Gas is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for Questar Gas to estimate a range of possible loss. For such matters for which Questar Gas cannot estimate a range of possible loss, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that Questar Gas is able to estimate a range of possible loss. For legal proceedings and governmental examinations for which Questar Gas is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent Questar Gas' maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial position, liquidity or results of operations of Questar Gas.

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

Note 11. Credit Risk

Questar Gas' accounting policies for credit risk are discussed in Note 17 to the Financial Statements in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2016.

Questar Gas maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on credit policies and the June 30, 2017 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Note 12. Related-Party Transactions

Questar Gas engages in related party-transactions primarily with affiliates Wexpro, for cost-of-service natural gas supply, and Dominion Energy Questar Pipeline, for transportation and storage services. Questar Gas' receivables and payables balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. A discussion of significant related party transactions follows.

Dominion Energy Questar and other affiliates provide accounting, legal, finance and certain administrative and technical services to Questar Gas. These costs are included in other operations and maintenance in the Statements of Income. The administrative charges are generally allocated based on each affiliated company's proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable. Questar Gas provides certain services to related parties, including technical services. The billed amounts of these services are allocated based on the specific nature of the charges. Management believes that the allocation methods are reasonable. The amounts of these services follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Affiliated operator service fee(1)	$79.7	$78.9	$155.6	$158.7
Transportation and storage services from affiliates(1)	17.3	17.3	36.9	36.5
Services provided by related parties	11.1	12.6	21.9	26.1
Services provided to related parties	1.4	0.5	2.9	1.0
(1)	The costs of these services were included in cost of sales in Questar Gas' Statements of Income.

Questar Gas participates in certain Dominion Energy Questar benefit plans as described in Note 15 to the Financial Statements in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2016. At June 30, 2017 and December 31, 2016, amounts due from Dominion Energy Questar associated with the Questar Corporation Retirement Plan and included in receivables from affiliates in the Balance Sheets were $98.6 million and $87.8 million, respectively. Questar Gas recorded a pension expense (credit) related to this plan of $(4.4) million and $2.8 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, Questar Gas' amounts due to Dominion Energy Questar associated with the Questar Corporation Umbrella Health Plan and included in payables to affiliates in the Balance Sheets were $12.8 million and $13.0 million, respectively.

The Dominion Energy Questar Combination resulted in merger and restructuring costs of $6.4 million and $6.7 million for the three and six months ended June 30, 2017, respectively, charged from Dominion Energy Questar. There were no merger and restructuring costs for the three and six months ended June 30, 2016. These costs primarily consist of employee related costs allocated to Questar Gas and are included in other operations and maintenance in Questar Gas' Statements of Income.

Questar Gas’ borrowings under the IRCA with Dominion Energy totaled $10.0 million as of June 30, 2017 and $48.0 million at December 31, 2016. The weighted-average interest rate for these borrowing was 1.36% as of June 30, 2017. Interest charges related to

Questar Gas' total borrowings from Dominion Energy and Dominion Energy Questar were less than $0.1 million for the three and six months ended June 30, 2017 and $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively.

In March 2017, Questar Gas entered into agreements, at rates and on terms and conditions that are subject to regulation by FERC, with Dominion Energy Questar Pipeline to extend transportation services through 2027. Under these agreements, Questar Gas will pay Dominion Energy Questar Pipeline approximately $55 million annually.

Also in March 2017, Questar Gas extended a storage contract, at rates and on terms and conditions that are subject to regulation by FERC, with Dominion Energy Questar Pipeline through 2022. Under this extension, Questar Gas will pay Dominion Energy Questar Pipeline approximately $2 million annually.

Note 13. Operating Segment

The Corporate and Other Segment primarily includes specific items attributable to Questar Gas' operating segment, Gas Infrastructure (previously named Questar Gas), that are not included in profit measures evaluated by executive management in assessing the segment's performance or in allocating resources.

The net expense for specific items in 2017 primarily related to an $11.4 million ($7.1 million after-tax) charge for merger and restructuring costs associated with the Dominion Energy Questar Combination. These costs include employee related costs allocated to Questar Gas and are included in other operations and maintenance in Questar Gas' Statements of Income.

The following table presents segment information pertaining to Questar Gas' operations:

	Gas Infrastructure	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2017
Operating revenue	$139.7	$—	$139.7
Net income (loss)	0.7	(6.9)	(6.2)
Three Months Ended June 30, 2016
Operating revenue	$128.2	$—	$128.2
Net loss	(1.6)	—	(1.6)
Six Months Ended June 30, 2017
Operating revenue	$536.6	$—	$536.6
Net income (loss)	53.1	(7.1)	46.0
Six Months Ended June 30, 2016
Operating revenue	$536.1	$—	$536.1
Net income	46.0	—	46.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses Questar Gas' results of operations and general financial condition. MD&A should be read in conjunction with Questar Gas' Financial Statements. Questar Gas meets the conditions to file under the reduced disclosure format, and therefore has omitted certain sections of MD&A.

Contents of MD&A

MD&A consists of the following information:

•	Forward-Looking Statements
•	Results of Operations
•	Analysis of Operations

Forward-Looking Statements

This report contains statements concerning Questar Gas' expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by such words as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may,” "continue," “target” or other similar words.

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

•	Cost of environmental compliance, including those costs related to climate change;
•	Changes in implementation and enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;
•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals and/or associated appeals;
•	Fluctuations in energy-related commodity prices and the effect these could have on Questar Gas' earnings, liquidity position and the underlying value of its assets;
•	Unplanned system disruptions at Questar Gas facilities;
•	Counterparty credit and performance risk;
•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;
•	Fluctuations in interest rates;
•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;
•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;
•	Employee workforce factors;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Political and economic conditions, including inflation and deflation;
•	Domestic terrorism and other threats to Questar Gas' physical and intangible assets, as well as threats to cybersecurity;
•

Changes in demand for Questar Gas' services, including industrial, commercial and residential growth or decline in Questar Gas' service areas, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs and the availability of energy efficient devices;

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2016.

Questar Gas' forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. Questar Gas cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Questar Gas undertakes no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

Results of Operations

Presented below is a summary of Questar Gas' results:

	Second Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Net income (loss)	$(6.2)	$(1.6)	$(4.6)	$46.0	$46.0	$—

Overview

Second Quarter 2017 vs. 2016

Net loss increased $4.6 million, primarily due to merger and restructuring costs partially offset by lower employee related costs.

Year-To-Date 2017 vs. 2016

Net income was consistent as customer growth, higher infrastructure-replacement cost recovery and lower employee related costs were offset by merger and restructuring costs.

Analysis of Operations

Presented below are selected amounts related to Questar Gas' results of operations:

	Second Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Operating revenue	$139.7	$128.2	$11.5	$536.6	$536.1	$0.5
Cost of sales	75.5	67.8	7.7	316.8	324.7	(7.9)
Net revenue	64.2	60.4	3.8	219.8	211.4	8.4
Other operations and maintenance	44.6	36.3	8.3	86.3	83.9	2.4
Depreciation and amortization	16.5	15.0	1.5	32.7	29.7	3.0
Other taxes	5.6	5.3	0.3	11.4	10.6	0.8
Other income	1.0	0.9	0.1	2.0	1.9	0.1
Interest expense	8.5	7.5	1.0	17.0	15.2	1.8
Income tax expense (benefit)	(3.8)	(1.2)	(2.6)	28.4	27.9	0.5

An analysis of Questar Gas' results of operations follows:

Second Quarter 2017 vs. 2016

Net revenue increased 6%, primarily reflecting a $1.2 million increase in infrastructure-replacement cost recovery, a $1.0 million increase from customer growth, and a $1.4 million increase in revenues from affiliates.

Other operations and maintenance increased 23%, primarily reflecting merger and restructuring costs ($11.1 million), partially offset by lower employee related costs ($3.9 million).

Depreciation and amortization increased 10%, primarily due to infrastructure growth and replacement projects placed into service.

Interest expense increased 13%, primarily due to interest on debt issued in the fourth quarter of 2016 ($0.9 million) and increased short-term debt ($0.4), partially offset by lower interest on the gas balancing account ($0.4 million).

Income tax benefit increased $2.6 million, primarily due to larger pre-tax loss.

Year-To-Date 2017 vs. 2016

Net revenue increased 4%, primarily reflecting a $4.8 million increase in infrastructure-replacement cost recovery, a $3.8 million increase from customer growth, and a $2.8 million increase in revenues from affiliates, partially offset by a $3.1 million decrease in EEP cost recovery.

Other operations and maintenance increased 3% due to merger and restructuring costs ($11.4 million) and increased related-party expenses ($1.2 million), substantially offset by lower employee related costs ($7.8 million) and EEP costs ($3.1 million).

Depreciation and amortization increased 10%, primarily due to infrastructure growth and replacement projects placed into service.

Interest expense increased 12%, primarily due to interest on debt issued in the fourth quarter 2016 ($1.8 million) and increased short-term debt ($0.9), partially offset by lower interest on the gas balancing account ($0.6 million) and decreased affiliated borrowings ($0.4 million).

Income tax expense increased 2%, primarily due to higher pre-tax income.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of Questar Gas, including Questar Gas' CEO and CFO, evaluated the effectiveness of Questar Gas' disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, Questar Gas' CEO and CFO have concluded that Questar Gas' disclosure controls and procedures are effective.

There were no changes in Questar Gas' internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Questar Gas' internal control over financial reporting.

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

See the following for discussions on various environmental and other regulatory proceedings to which Questar Gas is a party, which information is incorporated herein by reference:

•	Notes 10 and 16 to the Financial Statements in the Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2016.
•	Notes 7 and 9 to the Financial Statements in the Questar Gas’ Form 10-Q for the quarter ended March 31, 2017.
•	Notes 7 and 10 to the Financial Statements in this report.

ITEM 1A. RISK FACTORS

Questar Gas’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond Questar Gas' control. A number of these factors have been identified in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2016, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2016. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit 3.1, Form 8-K filed May 14, 2012, File No. 333-69210).

3.2	Amended and Restated Bylaws of Questar Gas Company, effective as of October 17, 2016 (Exhibit 3.2, Form 10-Q for the quarter ended September 30, 2016 filed November 9, 2016, File No. 333-69210).

31.a	Certification by Chief Executive Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32

Certification to the Securities and Exchange Commission by Chief Executive of Officer and Chief Financial Officer of Questar Gas Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial statements from Questar Gas Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017, formatted in XBRL: (i) Statements of Income, (ii) Balance Sheets, (iii) Statements of Cash Flows, and (iv) the Notes to Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY (Registrant)

August 3, 2017	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit 3.1, Form 8-K filed May 14, 2012, File No. 333-69210).

3.2	Amended and Restated Bylaws of Questar Gas Company, effective as of October 17, 2016 (Exhibit 3.2, Form 10-Q for the quarter ended September 30, 2016 filed November 9, 2016, File No. 333-69210).

31.a	Certification by Chief Executive Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32

Certification to the Securities and Exchange Commission by Chief Executive of Officer and Chief Financial Officer of Questar Gas Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial statements from Questar Gas Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017, formatted in XBRL: (i) Statements of Income, (ii) Balance Sheets, (iii) Statements of Cash Flows, and (iv) the Notes to Financial Statements.