Form 10-Q
period 2017-09-30
QUESTAR GAS CO
filed 2017-11-01
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No  ☒

Questar Gas does not have any voting or non-voting common equity held by non-affiliates. As of October 13, 2017, Questar Gas had 9,189,626 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUESTAR GAS COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(millions)
Operating Revenue(1)	$90.9	$87.9	$627.5	$624.0
Operating Expenses
Cost of sales(1)	42.3	39.7	359.1	364.4
Other operations and maintenance(1)	30.2	47.5	116.5	131.4
Depreciation and amortization	19.4	15.3	52.1	45.0
Other taxes	5.6	5.2	17.0	15.8
Total Operating Expenses	97.5	107.7	544.7	556.6
Income (loss) from operations	(6.6)	(19.8)	82.8	67.4
Other income	1.1	0.9	3.1	2.8
Interest expense(1)	8.5	7.3	25.5	22.5
Income (loss) from operations before income tax expense	(14.0)	(26.2)	60.4	47.7
Income tax expense (benefit)	(5.5)	(8.5)	22.9	19.4
Net Income (Loss)	$(8.5)	$(17.7)	$37.5	$28.3
(1)	See Note 12 for amounts attributable to related parties.

The accompanying notes are an integral part of Questar Gas' Financial Statements.

QUESTAR GAS COMPANY

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2017	2016(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$5.9	$7.6
Customer receivables (less allowance for doubtful accounts of $1.5 and $1.7 )	35.7	163.7
Receivable from affiliates	15.7	0.6
Inventories at lower of average cost or market:
Gas stored underground	58.9	49.3
Materials and supplies	28.6	27.6
Regulatory assets	47.3	9.6
Other	4.3	3.7
Total current assets	196.4	262.1
Property, Plant and Equipment
Property, plant and equipment	2,976.1	2,883.0
Accumulated depreciation and amortization	(739.5)	(737.6)
Total property, plant and equipment, net	2,236.6	2,145.4
Deferred Charges and Other Assets
Receivable from affiliates	101.0	87.8
Other noncurrent assets	11.6	11.2
Total deferred charges and other assets	112.6	99.0
Total assets	$2,545.6	$2,506.5
(1)	Questar Gas' Balance Sheet at December 31, 2016 has been derived from the audited Balance Sheet at that date.

The accompanying notes are an integral part of Questar Gas' Financial Statements.

QUESTAR GAS COMPANY

BALANCE SHEETS—(Continued)

(Unaudited)

	September 30,	December 31,
	2017	2016(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$134.5	$14.5
Short-term debt	225.0	200.0
Affiliated current borrowings	—	48.0
Accounts payable and accrued expenses	92.9	117.2
Accounts payable to affiliates	33.5	43.5
Customer advances	24.0	27.9
Other current liabilities	8.3	8.2
Total current liabilities	518.2	459.3
Long-Term Debt	496.6	616.3
Deferred Credits and Other Liabilities
Deferred income taxes	533.8	475.8
Regulatory liabilities	193.1	189.1
Payables to affiliates	12.0	13.0
Other noncurrent liabilities	96.8	95.4
Total deferred credits and other liabilities	835.7	773.3
Total liabilities	1,850.5	1,848.9
Commitments and Contingencies (see Note 10)
Equity
Common stock - par value $2.50(2)	23.0	23.0
Additional paid-in capital	272.5	272.5
Retained earnings	399.6	362.1
Total common shareholder's equity	695.1	657.6
Total liabilities and shareholder's equity	$2,545.6	$2,506.5
(1)	Questar Gas' Balance Sheet at December 31, 2016 has been derived from the audited Balance Sheet at that date.
(2)	50.0 million shares authorized; 9.2 million shares outstanding at September 30, 2017 and December 31, 2016.

The accompanying notes are an integral part of Questar Gas' Financial Statements.

QUESTAR GAS COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2017	2016
(millions)
Operating Activities
Net income	$37.5	$28.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.1	51.8
Deferred income taxes	58.0	29.6
Other adjustments for non-cash items	0.7	2.9
Changes in operating assets and liabilities	11.9	133.0
Net cash provided by operating activities	160.2	245.6
Investing Activities
Property, plant and equipment purchased	(134.8)	(186.3)
Property, plant and equipment purchased from affiliates	(0.4)	(10.6)
Other	(3.7)	(3.1)
Net cash used in investing activities	(138.9)	(200.0)
Financing Activities
Issuance of short-term debt, net	25.0	—
Repayment of affiliated current borrowings, net	(48.0)	(28.8)
Dividends paid to Dominion Energy Questar	—	(30.0)
Other	—	2.7
Net cash used in financing activities	(23.0)	(56.1)
Decrease in cash and cash equivalents	(1.7)	(10.5)
Cash and cash equivalents at beginning of period	7.6	10.5
Cash and cash equivalents at end of period	$5.9	$—
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$21.3	$21.6

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

In the opinion of management, the accompanying unaudited Financial Statements contain all adjustments necessary to present fairly its financial position at September 30, 2017, its results of operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Note 3. Operating Revenue

Questar Gas' operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Residential and commercial gas sales	$75.3	$72.1	$575.8	$576.7
Industrial gas sales	2.6	3.5	8.9	13.0
Gas transportation	6.1	6.3	19.3	18.0
Other(1)	6.9	6.0	23.5	16.3
Total operating revenue	$90.9	$87.9	$627.5	$624.0
(1)	See Note 12 for amounts attributable to related parties.

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

The following table presents Questar Gas' quantitative information about Level 3 fair value measurements at September 30, 2017.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical options:
Natural gas	$0.3	Option model	Market price (per Dth)	(2)	2.9 - 3.3	3.1
			Price volatility	(3)	29.1% - 41.1%	33.7%
Total assets	$0.3
Liabilities
Physical forwards:
Natural gas(4)	$0.2	Discounted cash flow	Market price (per Dth)	(2)	2.5 - 3.3	2.9
Total liabilities	$0.2
(1)	Averages weighted by volume.
(2)	Represents market prices beyond defined terms for Level 1 and 2.
(3)	Represents volatilities unrepresented in published markets.
(4)	Includes basis.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

The following table presents Questar Gas’ assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions.

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2017
Assets:
Derivatives:
Commodity	$—	$0.4	$0.3	$0.7
Total assets	$—	$0.4	$0.3	$0.7
Liabilities:
Derivatives:
Commodity	$—	$0.3	$0.2	$0.5
Total liabilities	$—	$0.3	$0.2	$0.5
At December 31, 2016
Assets:
Derivatives:
Commodity	$—	$0.1	$—	$0.1
Total assets	$—	$0.1	$—	$0.1
Liabilities:
Derivatives:
Commodity	$—	$0.1	$—	$0.1
Total liabilities	$—	$0.1	$—	$0.1

The following table presents the net change in Questar Gas' assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Beginning balance	$(0.2)	$—	$—	$—
Total realized and unrealized gains (losses):
Included in earnings(1)	—	—	(0.1)	—
Included in regulatory assets/liabilities	0.3	1.6	—	1.6
Settlements	—	—	0.1	—
Purchases	—	—	0.1	—
Ending balance	$0.1	$1.6	$0.1	$1.6
(1)	The gains and losses included in earnings were classified in cost of sales.

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2017.

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

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Long-term debt, including securities due within one year(2)	$631.1	$692.0	$630.8	$672.6
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

Derivative assets and liabilities are presented gross on Questar Gas' Balance Sheets. Questar Gas' derivative contracts include over-the-counter transactions, which are bilateral contracts that are transacted directly with a counterparty. At September 30, 2017, substantially all of Questar Gas' derivative assets and liabilities were not subject to a master netting or similar arrangement.

Volumes

The following table presents the volume of Questar Gas' derivative activity at September 30, 2017. These volumes are based on open derivative positions and represent the combined absolute value of its long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Basis	11.8	25.9

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Questar Gas' derivatives and where they are presented in its Balance Sheets.

	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At September 30, 2017
ASSETS
Current Assets
Commodity	$0.6	$0.6
Total current derivative assets(1)	0.6	0.6
Noncurrent Assets
Commodity	0.1	0.1
Total noncurrent derivative assets(2)	0.1	0.1
Total derivative assets	$0.7	$0.7
LIABILITIES
Current Liabilities
Commodity	$0.5	$0.5
Total current derivative liabilities(3)	0.5	0.5
Total derivative liabilities	$0.5	$0.5
At December 31, 2016
ASSETS
Current Assets
Commodity	$0.1	$0.1
Total current derivative assets(1)	0.1	0.1
Total derivative assets	$0.1	$0.1
LIABILITIES
Current Liabilities
Commodity	$0.1	$0.1
Total current derivative liabilities(3)	0.1	0.1
Total derivative liabilities	$0.1	$0.1
(1)	Current derivative assets are presented in other current assets in Questar Gas' Balance Sheets.
(2)	Noncurrent derivative assets are presented in other noncurrent assets in Questar Gas' Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Questar Gas’ Balance Sheets.

The following table presents the gains and losses on Questar Gas' derivatives, as well as where the associated activity is presented in its Statements of Income. There were no gains or losses on Questar Gas’ derivatives for the three months ended September 30, 2017 and 2016.

	Amount of Gain (Loss) Recognized in Income on Derivatives (1)
	Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2017	2016
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$(0.5)	$—
Total	$(0.5)	$—
(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Questar Gas' Statements of Income.
(2)	Amounts recorded in Questar Gas' Statements of Income are classified in cost of sales.

Note 6. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30,	December 31,
	2017	2016
(millions)
Regulatory assets:
Purchased-gas adjustment(1)	$40.6	$3.4
Pipeline integrity costs(2)	2.0	1.9
Contract withholding(3)	0.1	2.6
EEP(4)	3.8	1.1
Other	0.8	0.6
Regulatory assets-current	47.3	9.6
Cost of reacquired debt(5)	2.8	3.2
Pipeline integrity costs(2)	1.1	2.3
Regulatory assets-noncurrent(6)	3.9	5.5
Total regulatory assets	$51.2	$15.1
Regulatory liabilities:
Cost of plant removal and AROs(7)	$3.8	$3.5
Curtailment penalty(8)	0.9	—
CET(9)	0.3	2.9
Other	0.3	0.1
Regulatory liabilities-current(10)	5.3	6.5
Cost of plant removal and AROs(7)	192.9	189.1
Other	0.2	—
Regulatory liabilities-noncurrent	193.1	189.1
Total regulatory liabilities	$198.4	$195.6
(1)	Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.
(2)

The costs of complying with pipeline-integrity regulations are recovered in rates subject to a Utah Commission order. Questar Gas is allowed to recover $7.0  million per year. Costs incurred in excess of this amount will be recovered in future rate changes.

(3)

The balance at December 31, 2016 represents a disputed amount withheld from a supplier of storage services. The dispute was settled in March 2017 and the amount reversed, which resulted in no material impact to Questar Gas' results of operations, financial position or cash flows.

(4)

Relates to funds expended for promoting the conservation of natural gas through advertising, rebates for efficient homes and appliances and home energy audits. Costs are recovered from customers through periodic rate adjustments. Costs incurred in excess of recoveries result in an asset; recoveries in excess of costs result in a liability.

(5)

Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 5.3 years as of September 30, 2017.

(6)	Noncurrent regulatory assets are presented in other noncurrent assets in the Balance Sheets.
(7)	Cost of plant removal and AROs represent amounts recovered from customers for costs of future activities to remove assets that are expected to be incurred at the time of retirement.
(8)

Interruptible customers who fail to interrupt service when called upon by Questar Gas incur a curtailment penalty. Penalties recovered by Questar Gas are credited to ratepayers as a reduction to the infrastructure-replacement program.

(9)	Represents the difference between actual and allowed revenues. Any deficiency or excess in amounts collected is recovered or returned through periodic rate adjustments.
(10)	Current regulatory liabilities are presented in other current liabilities in the Balance Sheets.

Note 7. Regulatory Matters

As a public utility, Questar Gas is subject to the jurisdiction of the Utah Commission and the Wyoming Commission. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions.

In September 2017, Questar Gas submitted a filing with the Utah Commission for a $5.9 million non-gas cost increase reflecting forecasted increases in infrastructure replacement costs. The Utah Commission approved the filing in September 2017 with rates effective October 2017.

In October 2017, Questar Gas submitted filings with both the Utah and Wyoming Commissions for a combined $25.8 million gas cost increase reflecting forecasted increases in commodity and transportation costs.  The Utah and Wyoming Commissions both approved the filings in October 2017 with rates effective November 2017.

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

Questar Gas purchased shared services from DEQPS of $0.4 million for the three months ended September 30, 2017 and $1.1 million for the nine months ended September 30, 2017. DEQPS provides operational services to certain Dominion Energy subsidiaries, including Questar Gas, as a subsidiary service company. The Balance Sheet at September 30, 2017 included amounts due to DEQPS of $0.1 million and amounts due from DEQPS of $0.1 million. The Balance Sheet at December 31, 2016 included amounts due to DEQPS of $0.1 million and no amount due from DEQPS.

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

Credit Facilities and Short-term Debt

Questar Gas uses short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations.

Questar Gas’ short-term financing is supported through its access as co-borrower to the two joint revolving credit facilities with Dominion Energy, Virginia Power and Dominion Energy Gas. These credit facilities can be used for working capital, as support for the combined commercial paper programs of Dominion Energy, Virginia Power, Dominion Energy Gas and Questar Gas and for other general corporate purposes.

At September 30, 2017, Questar Gas' commercial paper and letters of credit outstanding under its joint credit facilities with Dominion Energy, Virginia Power and Dominion Energy Gas, were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$500.0	$225.0	$—
Joint revolving credit facility(1)	500.0	—	—
Total	$1,000.0	$225.0	$—
(1)

A maximum of a combined $1.0 billion of the facilities is available to Questar Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Dominion Energy Gas. Sub-limits for Questar Gas are set within the facility limit but can be changed at the option of the borrowers multiple times per year. At September 30, 2017, the sub-limit for Questar Gas was an aggregate $250 million. If Questar Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. The maturity date for these facilities is April 2020.  These credit facilities can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

Long-Term Debt

In October 2017, Questar Gas entered into an agreement with certain investors to issue through private placements in November 2017, $100.0 million of 3.38% 15-year senior notes and, in April 2018, $50.0 million of 3.30% 12-year senior notes and $100.0 million of 3.97% 30-year senior notes.

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

Questar Gas maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on credit policies and the September 30, 2017 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Affiliated operator service fee(1)	$74.8	$77.7	$230.4	$236.4
Transportation and storage services from affiliates(1)	17.4	17.4	54.3	53.9
Services provided by related parties	17.1	22.9	39.0	49.0
Services provided to related parties	1.6	0.5	4.5	1.5
(1)	The costs of these services were included in cost of sales in Questar Gas' Statements of Income.

Questar Gas participates in certain Dominion Energy Questar benefit plans as described in Note 15 to the Financial Statements in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2016. At September 30, 2017 and December 31, 2016, amounts due from Dominion Energy Questar associated with the Dominion Questar Corporation Retirement Plan and included in receivables from affiliates in the Balance Sheets were $101.0 million and $87.8 million, respectively. Questar Gas recorded a pension expense (credit) related to this plan of $(6.6) million and $4.4 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, Questar Gas' amounts due to Dominion Energy Questar associated with the Dominion Questar Corporation Umbrella Health Plan and included in payables to affiliates in the Balance Sheets were $12.0 million and $13.0 million, respectively.

The Dominion Energy Questar Combination resulted in merger and restructuring costs charged from Dominion Energy Questar of $2.5 million and $9.2 million for the three and nine months ended September 30, 2017, respectively, and $9.7 million for both the three and nine months ended September 30, 2016. These costs primarily consist of employee related costs allocated to Questar Gas and are included in other operations and maintenance in Questar Gas' Statements of Income.

Questar Gas had no borrowings under the IRCA with Dominion Energy as of September 30, 2017 and $48.0 million at December 31, 2016. Interest charges related to Questar Gas' total borrowings from Dominion Energy and Dominion Energy Questar were less than $0.1 million for the three months ended September 30, 2017, $0.1 million for the nine months ended September 30, 2017 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2016, respectively.

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

The net expense for specific items in 2017 and 2016 primarily related to a $13.9 million ($8.6 million after-tax) and an $11.9 million ($7.7 million after-tax) charge for merger and restructuring costs associated with the Dominion Energy Questar Combination, respectively. These costs include employee related costs allocated to Questar Gas and are included in other operations and maintenance in Questar Gas' Statements of Income.

The following table presents segment information pertaining to Questar Gas' operations:

	Gas Infrastructure	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2017
Operating revenue	$90.9	$—	$90.9
Net loss	(7.0)	(1.5)	(8.5)
Three Months Ended September 30, 2016
Operating revenue	$87.9	$—	$87.9
Net loss	(10.0)	(7.7)	(17.7)
Nine Months Ended September 30, 2017
Operating revenue	$627.5	$—	$627.5
Net income (loss)	46.1	(8.6)	37.5
Nine Months Ended September 30, 2016
Operating revenue	$624.0	$—	$624.0
Net income (loss)	36.0	(7.7)	28.3

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

Results of Operations

Presented below is a summary of Questar Gas' results:

	Third Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Net income (loss)	$(8.5)	$(17.7)	$9.2	$37.5	$28.3	$9.2

Overview

Third Quarter 2017 vs. 2016

Net loss decreased 52%, primarily due to lower merger and restructuring costs and employee related costs.

Year-To-Date 2017 vs. 2016

Net income increased 33%, primarily due to lower employee related costs, customer growth and higher infrastructure-replacement cost recovery, partially offset by higher depreciation and amortization cost.

Analysis of Operations

Presented below are selected amounts related to Questar Gas' results of operations:

	Third Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Operating revenue	$90.9	$87.9	$3.0	$627.5	$624.0	$3.5
Cost of sales	42.3	39.7	2.6	359.1	364.4	(5.3)
Net revenue	48.6	48.2	0.4	268.4	259.6	8.8
Other operations and maintenance	30.2	47.5	(17.3)	116.5	131.4	(14.9)
Depreciation and amortization	19.4	15.3	4.1	52.1	45.0	7.1
Other taxes	5.6	5.2	0.4	17.0	15.8	1.2
Other income	1.1	0.9	0.2	3.1	2.8	0.3
Interest expense	8.5	7.3	1.2	25.5	22.5	3.0
Income tax expense (benefit)	(5.5)	(8.5)	3.0	22.9	19.4	3.5

An analysis of Questar Gas' results of operations follows:

Third Quarter 2017 vs. 2016

Net revenue increased 1%, primarily reflecting a $0.8 million increase from customer growth and a $0.5 million increase in infrastructure-replacement cost recovery, partially offset by a $0.4 million decrease in fuel sales for natural gas vehicles and a $0.3 million decrease in EEP cost recovery.

Other operations and maintenance decreased 36%, primarily reflecting a decrease in merger and restructuring costs ($9.4 million) and lower employee related costs ($4.2 million).

Depreciation and amortization increased 27%, primarily due to infrastructure growth and replacement projects placed into service.

Interest expense increased 16%, primarily due to interest on debt issued in the fourth quarter of 2016 ($0.9 million) and increased short-term debt ($0.7 million), partially offset by decreased affiliated borrowings ($0.3 million).

Income tax benefit decreased 35%, primarily due to lower pre-tax loss ($4.6 million) partially offset by the absence of an unfavorable true-up of prior year taxes ($1.6 million).

Year-To-Date 2017 vs. 2016

Net revenue increased 3%, primarily reflecting a $5.3 million increase in infrastructure-replacement cost recovery, a $4.4 million increase from customer growth, and a $2.9 million increase in revenues from affiliates, partially offset by a $3.4 million decrease in EEP cost recovery and a $1.1 million decrease in fuel sales for natural gas vehicles.

Other operations and maintenance decreased 11%, due to lower employee related costs ($12.2 million) and EEP costs ($3.4 million), partially offset by higher merger and restructuring costs ($2.0 million).

Depreciation and amortization increased 16%, primarily due to infrastructure growth and replacement projects placed into service.

Interest expense increased 13%, primarily due to interest on debt issued in the fourth quarter 2016 ($2.7 million) and increased short-term debt ($1.6), partially offset by lower interest on the gas balancing account ($0.7 million) and decreased affiliated borrowings ($0.7 million).

Income tax expense increased 18%, primarily due to higher pre-tax income ($4.8 million) partially offset by the absence of an unfavorable true-up of prior year taxes ($1.3 million).

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

See the following for discussions on various environmental and other regulatory proceedings to which Questar Gas is a party, which information is incorporated herein by reference:

•	Notes 10 and 16 to the Financial Statements in the Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2016.
•	Notes 7 and 9 to the Financial Statements in the Questar Gas’ Form 10-Q for the quarter ended March 31, 2017.
•	Notes 7 and 10 to the Financial Statements in the Questar Gas’ Form 10-Q for the quarter ended June 30, 2017.
•	Notes 7 and 10 to the Financial Statements in this report.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit 3.1, Form 8-K filed May 15, 2012, File No. 333-69210).

3.2	Amended and Restated Bylaws of Questar Gas Company, effective as of October 17, 2016 (Exhibit 3.2, Form 10-Q for the quarter ended September 30, 2016 filed November 9, 2016, File No. 333-69210).

10.1	Note Purchase Agreement, by and between Questar Gas Company and the purchasers listed on Schedule A thereto (Exhibit 1.1, Form 8-K filed October 17, 2017, File No. 333-69210).

31.a	Certification by Chief Executive Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32

Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Questar Gas Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial statements from Questar Gas Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 1, 2017, formatted in XBRL: (i) Statements of Income, (ii) Balance Sheets, (iii) Statements of Cash Flows, and (iv) the Notes to Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY (Registrant)

November 1, 2017	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer