Form 10-K
period 2017-12-31
QUESTAR GAS CO
filed 2018-02-27
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Questar Gas does not have any voting or non-voting common equity held by non-affiliates. As of February 16, 2018, Questar Gas had 9,189,626 shares of common stock outstanding. Dominion Energy Questar Corporation (a wholly-owned subsidiary of Dominion Energy, Inc.) holds all of the outstanding stock of Questar Gas Company.

QUESTAR GAS COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS FILING THIS FORM 10-K UNDER THE REDUCED DISCLOSURE FORMAT.

Questar Gas Company

Glossary of Terms

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
2017 Tax Reform Act

An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (previously known as The Tax Cuts and Jobs Act) enacted on December 22, 2017

AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
bcf	Billion cubic feet
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CET	Conservation enabling tariff
CFO	Chief Financial Officer
DEQPS	Dominion Energy Questar Pipeline Services, Inc.
DES	Dominion Energy Services, Inc.
Dominion Energy

The legal entity, Dominion Energy, Inc., one or more of its consolidated subsidiaries (other than Dominion Energy Questar or Questar Gas) or operating segments, or the entirety of Dominion Energy, Inc. and its consolidated subsidiaries

Dominion Energy Gas

The legal entity, Dominion Energy Gas Holdings, LLC, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Energy Gas Holdings, LLC and its consolidated subsidiaries

Dominion Energy Questar

The legal entity, Dominion Energy Questar Corporation, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Energy Questar Corporation and its consolidated subsidiaries

Dominion Energy Questar Combination	Dominion Energy’s acquisition of Dominion Energy Questar completed on September 16, 2016 pursuant to the terms of the agreement and plan of merger entered on January 31, 2016
Dominion Energy Questar Pipeline	Dominion Energy Questar Pipeline, LLC, one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries
dth	Dekatherm
EEP	Energy-efficiency program
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
GAAP	U.S. generally accepted accounting principles
Gas Infrastructure	Gas Infrastructure Group operating segment
GHG	Greenhouse gas
Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Idaho Commission	Idaho Public Utilities Commission
IRCA	Intercompany revolving credit agreement
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSIA	Pipeline Safety Improvement Act of 2002
PSRCJCA	Pipeline Safety, Regulatory Certainty and Jobs Creation Act of 2011
Questar Gas	The legal entity Questar Gas Company
SEC	Securities and Exchange Commission
Utah Commission	Public Service Commission of Utah
VIE	Variable interest entity
Virginia Power

The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

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

Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. As of December 31, 2017, Questar Gas serves approximately 1.0 million sales and transportation customers. Questar Gas is the only non-municipal gas-distribution utility in Utah, where over 97% of its customers are located. The Utah, Wyoming and Idaho Commissions have granted Questar Gas the necessary regulatory approvals to serve these areas. Questar Gas also has long-term franchises granted by communities and counties within its service area. In order to service these areas, Questar Gas owns and operates distribution systems and has approximately 29,600 miles of street mains, service lines and interconnecting pipelines. It has a major operations center in Salt Lake City, and has operations centers, field offices and service-center facilities in other parts of its service area.

Questar Gas’ growth is tied to the economic growth of Utah and southwestern Wyoming. It has a market share of over 90% of residential space and water heating in its service area. During 2017, Questar Gas added approximately 23,500 customers, a 2.3% increase over the prior year.

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

Questar Gas’ gas-supply risk is partly mitigated by cost-of-service gas supplied by an affiliate, Wexpro. During 2017, Questar Gas satisfied the majority of its supply requirements with cost-of-service gas volumes. Wexpro designs its development program to meet up to 65% of Questar Gas’ weather-normalized gas-supply requirements. Wexpro produces gas, which is then gathered by Wexpro or third parties, transported by another affiliate, Dominion Energy Questar Pipeline, and delivered at cost of service to Questar Gas. Questar Gas also has a balanced and diversified portfolio of third-party gas-supply contracts for volumes produced in Wyoming, Colorado and Utah. In addition, Questar Gas has regulatory approval to pass through in its balancing account the economic results associated with commodity-price hedging activities if it were to utilize such hedges.

Questar Gas has designed its distribution system and annual gas-supply plan to handle peak design-day/hour demand, which is defined as the estimated volume of gas that firm customers could use when the weather is extremely cold. For the 2017-2018 heating season, Questar Gas had an estimated peak sales and firm transportation design-day demand of 1.8 million dth.

Questar Gas has long-term contracts with Dominion Energy Questar Pipeline for transportation and storage services. The storage contracts reserve capacity at Dominion Energy Questar Pipeline’s Clay Basin storage facility and three peak-day storage aquifers. Questar Gas also has transportation contracts to take deliveries at several locations on the Kern River Pipeline.

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

REGULATION

As a public utility, Questar Gas is subject to the jurisdictions of the Utah, Wyoming and Idaho Commissions. The Idaho Commission has contracted with the Utah Commission for rate oversight of Questar Gas operations in a small area of southeastern Idaho. Natural gas sales and transportation services are provided under rate schedules approved by the Utah and Wyoming Commissions. Both the Utah and Wyoming Commissions permit Questar Gas to recover gas costs through a balancing-account mechanism and to reflect natural gas price changes on a periodic basis, typically twice a year in the spring and the fall. Questar Gas recovers bad debt costs related to the gas-cost portion of rates in its Utah operations through a purchased-gas adjustment to rates.

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

Questar Gas has an infrastructure cost-tracking mechanism that allows it to place into rate base, and earn a return on, capital expenditures associated with a multi-year natural gas infrastructure-replacement program upon the completion of each project. A 2014 Utah general rate case reset the recovery of costs under the infrastructure-replacement program into general rates until Questar Gas invested $84 million in new pipelines. This dollar threshold was met in November 2014 and thereafter Questar Gas has been able to recover program capital expenditures through the infrastructure-replacement mechanism.

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

EMPLOYEES

At December 31, 2017, Questar Gas had approximately 900 employees.

WHERE YOU CAN FIND MORE INFORMATION

The SEC maintains a website that contains annual, quarterly and current reports and other information that issuers and voluntary reporting companies, like Questar Gas, file electronically with the SEC. Questar Gas’ SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document it files at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Questar Gas makes its SEC filings available, free of charge, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, through Dominion Energy’s internet website, http://www.dominionenergy.com, as soon as reasonably practicable after filing or furnishing the material to the SEC. Information contained on Dominion Energy’s website is not incorporated by reference in this report.

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

Questar Gas’ operations are subject to operational hazards, equipment failures, supply chain disruptions and personnel issues, which could negatively affect Questar Gas. Operation of Questar Gas’ facilities involves risk, including the risk of potential break-down or failure of equipment or processes due to aging infrastructure, fuel supply, pipeline integrity or transportation disruptions, accidents, acts of terrorism or sabotage, construction delays or cost overruns, shortages of, or delays in, obtaining equipment, material and labor, operational restrictions resulting from environmental limitations and governmental interventions, and performance below expected levels. Questar Gas’ business is dependent upon sophisticated information technology systems and network infrastructure, the failure of which could prevent it from accomplishing critical business functions. Because Questar Gas’ pipelines and other facilities are interconnected with those of third parties, the operation of these facilities and pipelines could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties.

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

Questar Gas is dependent on bank credit arrangements to successfully execute its operating strategies. Questar Gas relies on credit facilities with banks to meet short-term funding needs. Questar Gas is a co-borrower to two joint revolving credit facilities with Dominion Energy, Virginia Power and Dominion Energy Gas. Banks may be unable or unwilling to extend credit in the future. Questar Gas’ revolving credit facilities are subject to variable interest rates. From time to time, Questar Gas may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of capital from banks and other sources. While management believes it is important to maintain investment-grade credit ratings to conduct Questar Gas’ businesses, Questar Gas may not be able to keep investment-grade ratings.

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

Questar Gas’ business and operations depend upon the ability of Wexpro and its other suppliers to economically find and develop new resources and produce natural gas to satisfy Questar Gas’ supply requirements. During 2017, Questar Gas satisfied the majority of its supply requirements with cost-of-service gas volumes supplied by Wexpro, which designs its development program to meet 65% of Questar Gas’ weather-normalized gas supply requirements. Questar Gas also maintains a balanced and diversified portfolio of third-party gas-supply contracts. Productive natural gas reservoirs are generally characterized by declining production rates that vary depending on reservoir characteristics. Because of significant production decline rates in several of Questar Gas’s suppliers’ producing areas, Questar Gas’ suppliers may be required to make substantial capital expenditures to develop gas reserves to replace those depleted by production. As a result, the price of gas volumes acquired from third-party producers may increase.

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

Questar Gas is subject to complex federal, state and local environmental laws and regulations that could adversely affect its cost of doing business. Environmental laws and regulations are complex, and evolve over time. Some of the laws with which Questar Gas must comply include the National Environmental Policy Act, the Endangered Species Act, the Clean Air Act, the Clean Water Act, the National Historic Preservation Act, the Toxic Substance Control Act, the Resource Conservation and Recovery Act, CERCLA, the Emergency Planning and Community Right to Know Act, the Oil Pollution Act as well as similar state and local laws that can be stricter than federal laws.

Federal and state agencies frequently impose conditions on Questar Gas’ activities. These restrictions have become more stringent over time and can limit or prevent the construction of new transmission or distribution pipelines and related facilities. For example, Questar Gas is subject to regulation by the Department of Transportation under PHMSA, which has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The most recent reauthorization of PHMSA included new provisions on historical records research, maximum allowed operating pressure validation, use of automated or remote-controlled valves on new or replaced lines, increased civil penalties, and evaluation of expanding integrity management beyond high-consequence areas. PHMSA has not yet issued new rulemaking on most of these items. Questar Gas expects that existing environmental laws and regulations may be revised and/or new laws may be adopted or become applicable to Questar Gas.

Compliance costs cannot be estimated with certainty due to the inability to predict the requirements and timing of implementation of any new environmental rules or regulations. Other factors which affect the ability to predict future environ-mental expenditures with certainty include the difficulty in estimating clean-up costs and quantifying liabilities under environmental laws that impose joint and several liability on all responsible parties. Such expenditures, if material, could make Questar Gas’ facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect Questar Gas’ results of operations, financial performance or liquidity.

The 2017 Tax Reform Act could have a material impact on Questar Gas’ operations, cash flows, and financial results. Reductions in the estimated annual cost of service effect (commonly referred to as the gross-up factor) due to the reduction in the corporate income tax rates to 21% under the provisions of the 2017 Tax Reform Act could result in amounts currently collected from utility customers to be refundable to such customers, generally through reductions in rates. In addition, Questar Gas’ regulators may require the reduction in accumulated deferred income tax balances under the provisions of the 2017 Tax Reform Act to be shared with customers, generally through reductions in future rates. The 2017 Tax Reform Act includes provisions that stipulate how these excess deferred taxes may be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred taxes may be determined by Questar Gas’ state regulators.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2017, Questar Gas’ properties consisted of operations centers, field offices and service-center facilities as well as gas distribution systems throughout Utah, southwestern Wyoming and southeastern Idaho. These physical properties are described in Item 1. Business, which description is incorporated herein by reference.

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

See Notes 10 and 17 to the Financial Statements, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which Questar Gas is a party.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for Questar Gas’ common stock, all of which is owned by Dominion Energy Questar. Questar Gas has had no sale of equity securities in the last three years. Potential restrictions on Questar Gas’ payment of dividends are discussed in Note 15 to the Financial Statements. Questar Gas does not intend to pay dividends in 2018. Questar Gas paid quarterly cash dividends on its common stock as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(millions)
2017	$—	$—	$—	$—	$—
2016	10.0	10.0	10.0	—	30.0

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

Questar Gas makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;
•	Extreme weather events and other natural disasters, including but not limited to, severe storms, earthquakes and flooding that can cause system disruptions and property damage to facilities;
•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations, including provisions of the 2017 Tax Reform Act that take effect beginning in 2018;
•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other substances, more extensive permitting requirements and the regulation of additional substances;
•	Cost of environmental compliance, including those costs related to climate change;
•	Changes in implementation and enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;
•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals and/or associated appeals;
•	Fluctuations in energy-related commodity prices and the effect these could have on Questar Gas’ earnings, liquidity position and the underlying value of its assets;
•	Unplanned system disruptions at Questar Gas facilities;
•	Counterparty credit and performance risk;
•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;
•	Fluctuations in interest rates;
•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;
•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;
•	Employee workforce factors;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;
•	Political and economic conditions, including inflation and deflation;
•	Domestic terrorism and other threats to Questar Gas’ physical and intangible assets, as well as threats to cybersecurity;
•	Changes in demand for Questar Gas’ services, including industrial, commercial and residential growth or decline in Questar Gas’ service areas, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs and the availability of energy efficient devices;
•	Changes to regulated gas distribution and transportation rates collected by Questar Gas;
•	Changes in operating, maintenance and construction costs;
•	Timing and receipt of regulatory approvals necessary for planned projects and compliance with conditions associated with such regulatory approvals;
•	The inability to complete planned projects within the terms and time frames initially anticipated, including as a result of public involvement or intervention in such projects;
•	Adverse outcomes in litigation matters or regulatory proceedings; and
•	The impact of operational hazards, including adverse developments with respect to pipeline safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events.

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

RESULTS OF OPERATIONS

Presented below is a summary of Questar Gas’ results:

Year Ended December 31,	2017	$ Change	2016
(millions)
Net Income	$67.5	$10.3	$57.2

OVERVIEW

2017 vs. 2016

Net income increased 18%, primarily due to lower employee related costs, higher infrastructure-replacement cost recovery and customer growth, partially offset by higher depreciation and amortization.

ANALYSIS OF OPERATIONS

Presented below are selected amounts related to Questar Gas’ results of operations:

Year Ended December 31,	2017	$ Change	2016
(millions)
Operating revenue	$947.0	$ 25.7	$921.3
Purchased gas	555.4	13.3	542.1
Net revenue	391.6	12.4	379.2
Other operations and maintenance	154.8	(21.8)	176.6
Depreciation and amortization	70.3	9.3	61.0
Other taxes	22.2	1.3	20.9
Other income	4.2	0.4	3.8
Interest and related charges	34.5	4.3	30.2
Income tax expense	46.5	9.4	37.1

An analysis of Questar Gas’ results of operations follows:

2017 vs. 2016

Net revenue increased 3%, primarily reflecting an $8.1 million increase in infrastructure-replacement cost recovery, a $7.0 million increase from customer growth and a $2.7 million increase in revenues from affiliates, partially offset by a $3.0 million decrease in EEP cost recovery and a $1.4 million decrease in revenues from natural gas vehicle fuel sales.

Other operations and maintenance decreased 12%, primarily reflecting lower employee related costs ($14.8 million), EEP costs ($3.0 million) and merger and restructuring costs ($1.5 million).

Depreciation and amortization increased 15%, primarily due to infrastructure growth and replacement projects placed into service.

Interest expense increased 14%, primarily due to interest on debt issued in the fourth quarter of 2016 ($3.7 million) and increased short-term debt balances throughout the year ($2.2 million), partially offset by decreased affiliated borrowings ($1.1 million) and lower interest on the gas balancing account ($0.7 million)

Income tax expense increased 25%, primarily reflecting higher pre-tax income.

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

Interest Rate Risk

As part of the Dominion Energy Questar Combination, Questar Gas settled its borrowings under the variable rate IRCA with Dominion Energy Questar and began borrowing under the variable rate IRCA with Dominion Energy. At December 31, 2017 and 2016, Questar Gas had $75.0 million and $48.0 million, respectively, of borrowings under the IRCA. In December 2016, Questar Gas began accessing the commercial paper markets. At December 31, 2017 and 2016, Questar Gas had $165.0 million and $200.0 million, respectively, of outstanding commercial paper. A hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at December 31, 2017 or 2016.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Questar Gas Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Questar Gas Company (an indirect wholly-owned subsidiary of Dominion Energy, Inc.) (“Questar Gas”) at December 31, 2017 and 2016, the related statements of income, common shareholder’s equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Questar Gas at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of Questar Gas’ management. Our responsibility is to express an opinion on Questar Gas’ financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Questar Gas in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Questar Gas is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of Questar Gas’ internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2018

We have served as Questar Gas’ auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of

Questar Gas Company

We have audited the statements of income, common shareholder’s equity and cash flows for the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Questar Gas’ operations and its cash flows for the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 18, 2016

Questar Gas Company

Statements of Income

	2017	2016	2015
(millions)

Operating Revenue(1)	$947.0	$921.3	$917.6
Operating Expenses
Purchased gas(1)	555.4	542.1	558.1
Other operations and maintenance(1)	154.8	176.6	162.5
Depreciation and amortization	70.3	61.0	55.1
Other taxes	22.2	20.9	19.3
Total Operating Expenses	802.7	800.6	795.0
Income from operations	144.3	120.7	122.6
Other income	4.2	3.8	4.8
Interest and related charges(1)	34.5	30.2	28.3
Income from operations before income tax expense	114.0	94.3	99.1
Income tax expense	46.5	37.1	34.8
Net Income	$67.5	$57.2	$64.3

(1)	See Note 19 for amounts attributable to related parties.

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

Questar Gas Company

Balance Sheets

At December 31,	2017	2016
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$6.7	$7.6
Customer receivables (less allowance for doubtful accounts of $1.7 at both dates)	171.7	162.2
Other receivables	2.1	1.5
Affiliated receivables	1.5	0.6
Inventories at lower of average cost or market:
Gas stored	52.9	49.3
Materials and supplies	25.2	27.6
Regulatory assets	16.6	9.6
Prepayments	3.9	3.5
Other	1.4	0.2
Total current assets	282.0	262.1
Property, Plant and Equipment
Property, plant and equipment	3,041.7	2,883.0
Accumulated depreciation and amortization	(745.8)	(737.6)
Total property, plant and equipment, net	2,295.9	2,145.4
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(1)	107.1	87.8
Goodwill	5.6	5.6
Other	7.2	5.6
Total deferred charges and other assets	119.9	99.0
Total assets	$2,697.8	$2,506.5

(1)	See Note 19 for amounts attributable to related parties.

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

At December 31,	2017	2016
(millions)

LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$120.0	$14.5
Short-term debt	165.0	200.0
Affiliated current borrowings	75.0	48.0
Accounts payable	53.8	72.5
Accrued interest, payroll and taxes	15.6	19.2
Payables to affiliates	68.3	43.5
Customer advances	17.3	27.9
Other	37.1	33.7
Total current liabilities	552.1	459.3
Long-Term Debt	595.9	616.3
Deferred Credits and Other Liabilities
Deferred income taxes	276.1	475.8
Regulatory liabilities	441.0	189.1
Asset retirement obligations	76.9	76.2
Customer contributions in aid of construction	12.2	19.0
Pension and other postretirement benefit liabilities(1)	14.9	13.0
Other	3.6	0.2
Total deferred credits and other liabilities	824.7	773.3
Total liabilities	1,972.7	1,848.9
Commitments and Contingencies (see Note 17)
Equity
Common stock—par value $2.50(2)	23.0	23.0
Other paid-in capital	272.5	272.5
Retained earnings	429.6	362.1
Total common shareholder’s equity	725.1	657.6
Total liabilities and shareholder’s equity	$2,697.8	$2,506.5

(1)	See Note 19 for amounts attributable to related parties.
(2)	50.0 million shares authorized; 9.2 million shares outstanding at December 31, 2017 and December 31, 2016.

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

Questar Gas Company

Statements of Common Shareholder’s Equity

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	Total
(millions, except for shares)	(thousands)

Balance at December 31, 2014	9,190	$23.0	$265.4	$308.6	$597.0
Net income	—	—	—	64.3	64.3
Dividends	—	—	—	(38.0)	(38.0)
Share-based compensation	—	—	1.4	—	1.4
Balance at December 31, 2015	9,190	23.0	266.8	334.9	624.7
Net income	—	—	—	57.2	57.2
Equity contribution from Dominion Energy Questar	—	—	2.7	—	2.7
Dividends	—	—	—	(30.0)	(30.0)
Share-based compensation	—	—	3.0	—	3.0
Balance at December 31, 2016	9,190	23.0	272.5	362.1	657.6
Net income	—	—	—	67.5	67.5
Balance at December 31, 2017	9,190	$23.0	$272.5	$429.6	$725.1

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

Questar Gas Company

Statements of Cash Flows

Year Ended December 31,	2017	2016	2015
(millions)

Operating Activities
Net income	$67.5	$57.2	$64.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70.3	61.0	60.6
Deferred income taxes	45.2	35.7	52.9
Other adjustments for non-cash items	0.9	3.2	1.4
Changes in operating assets and liabilities	(42.6)	44.0	(63.1)
Net cash provided by operating activities	141.3	201.1	116.1
Investing Activities
Property, plant and equipment purchased	(215.4)	(240.4)	(217.4)
Property, plant and equipment purchased from affiliates	(0.3)	(10.8)	(0.1)
Acquisition of gas distribution system	—	—	(11.4)
Other	(3.3)	0.5	(3.5)
Net cash used in investing activities	(219.0)	(250.7)	(232.4)
Financing Activities
Issuance (repayment) of short-term debt, net	(35.0)	200.0	—
Issuance (repayment) of affiliated current borrowings, net	27.0	(225.3)	154.0
Repayment of long-term debt	(14.5)	—	—
Issuance of long-term debt	100.0	100.0	—
Equity contribution from Dominion Energy Questar	—	2.7	—
Dividends paid to Dominion Energy Questar	—	(30.0)	(47.0)
Other	(0.7)	(0.7)	—
Net cash provided by financing activities	76.8	46.7	107.0
Decrease in cash and cash equivalents	(0.9)	(2.9)	(9.3)
Cash and cash equivalents at beginning of year	7.6	10.5	19.8
Cash and cash equivalents at end of year	$6.7	$7.6	$10.5
Supplemental Cash Flow Information
Cash paid (received) during the year for:
Interest and related charges, excluding capitalized amounts	$33.0	$29.3	$27.6
Income taxes	(22.0)	(35.0)	21.1
Significant noncash investing activities:
Accrued capital expenditures	15.4	19.7	22.2

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

Wexpro, an affiliate, provides the majority of Questar Gas’ natural gas supply and Dominion Energy Questar Pipeline, an affiliate, provides the majority of Questar Gas’ transportation and storage services.

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

Certain amounts in the 2016 and 2015 Financial Statements and footnotes have been reclassified to conform to the 2017 presentation for comparative purposes. The reclassifications did not affect Questar Gas’ net income, total assets, liabilities, equity or cash flows.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. Questar Gas collects sales taxes; however, these amounts are excluded from revenue. Questar Gas’ customer receivables at December 31, 2017 and 2016 included $91.4 million and $88.6 million, respectively, of accrued unbilled revenue based on estimated amounts of natural gas delivered but not yet billed to its customers.

The primary types of sales and service activities reported as operating revenue for Questar Gas are as follows:

•	Regulated gas sales consist of delivery of natural gas to residential, commercial and industrial customers;
•	Gas transportation consists of transportation of gas for commercial and industrial customers who buy their own gas supply; and
•	Other primarily consists of connection fees, royalties, miscellaneous product sales, etc.

Purchased Gas

Questar Gas obtains the majority of its gas supply from Wexpro’s cost-of-service production and pays Wexpro an operator service fee based on the terms of the Wexpro Agreement and the Wexpro II Agreement. Questar Gas also obtains transportation and storage services from Dominion Energy Questar Pipeline. See Note 19 for more information. During the second and third quarters of the year, a significant portion of the natural gas from Wexpro production is injected into underground storage. This gas is withdrawn from storage as needed during the heating season in the first and fourth quarters. Purchased gas is credited with the value of natural gas as it is injected into storage and debited as it is withdrawn from storage.

The details of Questar Gas’ purchased gas are as follows:

Year Ended December 31,	2017	2016	2015
(millions)
Gas purchases	$125.5	$102.0	$82.5
Affiliated operator service fee	304.2	311.7	319.0
Transportation and storage(1)	84.9	79.3	79.2
Gathering	24.9	23.7	22.1
Royalties	21.6	26.3	33.3
Storage (injection), net	(3.6)	(5.5)	(3.5)
Purchased-gas account adjustment	(7.3)	(0.6)	20.5
Other	5.2	5.2	5.0
Total purchased gas	$555.4	$542.1	$558.1

(1)	See Note 19 for amounts attributable to related parties.

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

Income Taxes

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. The interpretation of tax laws, including the provisions of the 2017 Tax Reform Act, involves uncertainty, since tax authorities may interpret the laws differently. In addition, the states in which we operate may or may not conform to some or all the provisions in the 2017 Tax Reform Act. Ultimate resolution or clarification of income tax matters may result in favorable or unfavorable impacts to net income and cash flows, and adjustments to tax-related assets and liabilities could be material.

A consolidated federal income tax return is filed for Dominion Energy and its subsidiaries, including Questar Gas for the full year 2017 and going forward. For 2016, a consolidated federal income tax return was filed for Dominion Energy Questar, including Questar Gas, for the period January 1, 2016 through September 16, 2016. Questar Gas was part of the consolidated federal income tax return filed by Dominion Energy for the period September 17, 2016 through December 31, 2016. In addition, where applicable, combined income tax returns for Dominion Energy and its subsidiaries are filed in various states; otherwise, separate state income tax returns are filed.

Questar Gas participates in intercompany tax sharing agreements with Dominion Energy and its subsidiaries. Current income taxes are based on taxable income or loss and credits determined on a separate company basis.

Under the agreements, if a subsidiary incurs a tax loss or earns a credit, recognition of current income tax benefits is limited to refunds of prior year taxes obtained by the carryback of the net operating loss or credit or to the extent the tax loss or credit is absorbed by the taxable income of other Dominion Energy consolidated group members. Otherwise, the net operating loss or credit is carried forward and is recognized as a deferred tax asset until realized.

The 2017 Tax Reform Act includes a broad range of tax reform provisions affecting Dominion Energy and its subsidiary Questar Gas, including changes in corporate tax rates and business deductions. The 2017 Tax Reform Act reduces the corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. Deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when temporary differences are realized or settled. Thus, at the date of enactment, deferred taxes were remeasured based upon the new 21% tax rate. The total effect of tax rate changes on federal deferred tax balances is recorded as a component of the income tax provision related to continuing operations for the period in which the law is enacted, even if the assets and liabilities relate to other components of the financial statements. As a regulated utility, Questar Gas is required to adjust deferred income tax assets and liabilities for the change in income tax rates. However, as it is probable that the effect of the change in income tax rates will be recovered or refunded in future rates, Questar Gas recorded a regulatory asset or liability instead of an increase or decrease to deferred income tax expense.

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

If it is not more-likely-than-not that a tax position, or some portion thereof, will be sustained, the related tax benefits are not recognized in the financial statements. Unrecognized tax benefits may result in an increase in income taxes payable, a reduction of income tax refunds receivable or changes in deferred taxes. Also, when uncertainty about the deductibility of an amount is limited to the timing of such deductibility, the increase in income taxes payable (or reduction in tax refunds receivable) is accompanied by a decrease in deferred tax liabilities. Except when such amounts are presented net with amounts receivable from or amounts prepaid to tax authorities, noncurrent income taxes payable related to unrecognized tax benefits are classified in other deferred credits and other liabilities in the Balance Sheets and current payables are included in accrued interest, payroll and taxes in the Balance Sheets.

Questar Gas recognizes interest on underpayments and overpayments of income taxes in interest expense and other income, respectively. Penalties are also recognized in other income.

Questar Gas’ interest and penalties were immaterial in 2017, 2016 and 2015.

At December 31, 2017, Questar Gas’ Balance Sheet included $25.0 million of tax-related payables to affiliates, representing $22.0 million of current federal income taxes payable and $3.0 million of state income taxes payable.

At December 31, 2016, Questar Gas’ Balance Sheet included tax-related payables to affiliates of $3.1 million comprised of $1.4 million of federal income taxes payable and $1.7 million of state income taxes payable. These amounts were settled with Dominion Energy during 2017 as part of the final 2016 tax return settlement.

Investment tax credits are deferred and amortized over the service lives of the properties giving rise to the credits.

Cash and Cash Equivalents

Current banking arrangements generally do not require checks to be funded until they are presented for payment. At December 31, 2017 and 2016, accounts payable included $14.9 million and $7.7 million, respectively, of checks outstanding but not yet presented for payment. For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand, cash in banks and temporary investments purchased with an original maturity of three months or less.

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

Notes to Financial Statements, Continued

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

In 2017, 2016 and 2015, Questar Gas capitalized AFUDC to property, plant and equipment of $0.5 million, $0.4 million and $0.1 million, respectively.

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

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. Questar Gas’ average composite depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2017	2016	2015
(percent)
Distribution	2.52	2.42	2.60
General and other	4.11	3.79	3.49

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

Asset Retirement Obligations

Questar Gas recognizes AROs at fair value as incurred or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement activities to be performed for which a legal obligation exists. These amounts are generally capitalized as costs of the related tangible long-lived assets. Since relevant market information is not available, fair value is estimated using discounted cash flow analyses. Quarterly, Questar Gas assesses its AROs to determine if circumstances indicate that estimates of the amounts or timing of future cash flows associated with retirement activities have changed. AROs are adjusted when significant changes in the amounts or timing of future cash flows are identified. Questar Gas reports accretion of AROs and depreciation on asset retirement costs associated with its natural gas pipeline assets as an adjustment to the related regulatory liabilities when revenue is recoverable from customers for AROs.

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

Goodwill

Questar Gas evaluates goodwill for impairment annually as of April 1 and whenever an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.

New Accounting Standards

REVENUE RECOGNITION

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

For Questar Gas, the revised accounting guidance is effective for interim and annual periods beginning January 1, 2018. We have completed the evaluation of the impact of this guidance and expect no significant impact on our results of operations. Questar Gas will apply the standard using the modified retrospective method as opposed to the full retrospective method.

TAX REFORM

In December 2017, the staff of the SEC issued guidance which clarifies accounting for income taxes if information is not yet available or complete and provides for up to a one year measurement period in which to complete the required analyses and accounting. The guidance describes three scenarios associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply accounting for income taxes based on the provisions of the tax laws that were in effect immediately prior to the 2017 Tax Reform Act being enacted. In addition, the guidance provides clarification related to disclosures for entities which are utilizing the measurement period. Questar Gas has recorded its best estimate of the impacts of the 2017 Tax Reform Act as discussed in Note 4. The amounts are considered to be provisional and may result in adjustments to be recognized during the measurement period.

NOTE 3. OPERATING REVENUE

Questar Gas’ operating revenue consists of the following:

Year Ended December 31,	2017	2016	2015
(millions)
Residential and commercial gas sales	$877.8	$854.6	$847.3
Industrial gas sales	11.7	17.3	23.6
Gas transportation	26.2	24.6	21.2
Other(1)	31.3	24.8	25.5
Total operating revenue	$947.0	$921.3	$917.6

(1)	See Note 19 for amounts attributable to affiliates

NOTE 4. INCOME TAXES

The 2017 Tax Reform Act includes a broad range of tax reform provisions affecting Questar Gas, as discussed in Note 2. The 2017 Act Reform Act reduces the corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. At the date of enactment, federal deferred tax assets and liabilities were remeasured based upon the enacted 21% tax rate expected to apply when temporary differences are to be realized and settled. The specific provisions related to regulated public utilities in the 2017 Tax Reform Act generally allows for the continued deductibility of interest expense, changes the tax depreciation of certain property acquired after September 27, 2017, and continues certain rate normalization requirements for accelerated depreciation benefits.

As indicated in Note 2, Questar Gas’ operations, including accounting for income taxes, are subject to regulatory treatment. Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rates to 21% under the provisions of the 2017 Tax Reform Act may result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The 2017 Tax Reform Act includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred taxes will be determined by Questar Gas’ state regulators. See Note 10 for more information.

Questar Gas has completed or has made a reasonable estimate for the measurement and accounting of certain effects of the 2017 Tax Reform Act which have been reflected in the December 31, 2017 financial statements. The changes in deferred taxes were recorded as either an increase to a regulatory liability or as an adjustment to Questar Gas’ deferred tax provision.

The items reflected as provisional amounts are related to accelerated depreciation for tax purposes of certain property acquired and placed into service after September 27, 2017 and the impact of accelerated depreciation on state income taxes to the extent there is uncertainty on conformity to the new federal tax system.

The determination of the impact of the income tax effects of the items reflected as provisional amounts represents a reasonable estimate, but will require additional analysis of historical records and further interpretation of the 2017 Tax Reform Act from yet to be issued U.S. Department of the Treasury regulations which will require more time, information and resources than currently available to Questar Gas.

Details of Questar Gas’ income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

Year Ended December 31,	2017	2016	2015
(millions)
Current:
Federal	$1.1	$1.2	$(16.0)
State	0.2	0.2	(2.0)
Total current expense (benefit)	1.3	1.4	(18.0)
Deferred:
Federal	39.8	29.9	48.8
State	5.4	5.9	4.2
Investment tax credits	—	(0.1)	(0.2)
Total deferred expense	45.2	35.7	52.8
Total income tax expense	$46.5	$37.1	$34.8

The accounting for the reduction in the corporate income tax rate increased deferred income tax expense by $3.0 million for the year ending December 31, 2017.

Notes to Financial Statements, Continued

The difference between the statutory federal income tax rate and Questar Gas’ effective income tax rate is explained as follows:

Year Ended December 31,	2017	2016	2015
(millions)
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.2	4.2	1.4
Amortization of investment tax credits related to rate-regulated assets	—	(0.1)	(0.2)
Legislative change—federal	2.6	—	—
Other	—	0.2	(1.1)
Effective income tax rate	40.8%	39.3%	35.1%

In 2017, Questar Gas’ effective tax rates reflect the net detriment of remeasuring deferred taxes resulting from the lower corporate income tax rate promulgated by the 2017 Tax Reform Act.

Significant components of Questar Gas’ deferred income taxes were as follows:

Year Ended December 31,	2017	2016
(millions)
Deferred income taxes:
Total deferred income tax assets	$65.8	$2.0
Total deferred income tax liabilities	341.9	477.8
Total deferred income tax liabilities	$276.1	$475.8
Total deferred income taxes:
Property, plant and equipment	$317.1	$448.2
2017 Tax Reform Act impact	(60.7)	—
Employee benefits	19.3	27.9
Deferred compensation	(1.4)	(0.6)
Purchased gas costs	1.5	0.1
Other	0.3	0.2
Total net deferred income tax liabilities	$276.1	$475.8

The most significant impact reflected for the 2017 Tax Reform Act is the adjustment of the net accumulated deferred income tax liability for the reduction in the corporate income tax rate to 21%. In addition to amounts recognized in deferred income tax expense, the impacts of the 2017 Tax Reform Act decreased the accumulated deferred income tax liability by $184.2 million at December 31, 2017. The December 31, 2017 balance sheet reflects the impact of the 2017 Tax Reform Act on Questar Gas’ regulatory liabilities which increased regulatory liabilities by $244.9 million, and a related deferred tax asset of $60.7 million. This adjustment had no impact on our 2017 cash flows.

There were no unrecognized tax benefits at the beginning or end of the years ended December 31, 2017, 2016 or 2015. The 2017 federal income tax return has not been filed.

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

Questar Gas’ commodity derivative valuations are prepared by Dominion Energy’s Enterprise Risk Management department which creates mark-to-market valuations for Questar Gas’ derivative transactions using computer-based statistical models. The inputs that go into the market valuations are transactional information and market pricing information that resides in data warehouse databases. The majority of forward prices are automatically uploaded into the data warehouse databases from various third-party sources. Inputs obtained from third-party sources are evaluated for reliability considering the reputation, independence, market presence, and methodology used by the third-party. If forward prices are not available from third-party sources, then Dominion Energy’s Enterprise Risk Management department models the forward prices based on other available market data. A team consisting of risk management and risk quantitative analysts meets to assess the validity of market prices and mark-to-market valuations. During this meeting, the changes in mark-to-market valuations from period to period are examined and qualified against historical expectations. If any discrepancies are identified during this process, the mark-to-market valuations or the market pricing information is evaluated further and adjusted, if necessary.

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

Questar Gas enters into certain physical forwards, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical forward contracts. The discounted cash flow model for forwards calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return, and credit spreads. For Level 3 fair value measurements, certain forward market prices are considered unobservable. The unobservable inputs are developed and substantiated using historical information, available market data, third-party data, and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third-party pricing sources.

The following table presents Questar Gas’ quantitative information about Level 3 fair value measurements at December 31, 2017. The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets
Physical forwards:
Natural gas(2)	$2.4	Discounted cash flow	Market price (per Dth)(3)	2.2 - 3.2	2.8
Total assets	$2.4

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Level 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)

Notes to Financial Statements, Continued

Recurring Fair Value Measurements

The following table presents Questar Gas’ assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2017
Assets:
Derivatives:
Commodity	$—	$ —	$2.4	$2.4
Total assets	$—	$ —	$2.4	$2.4
At December 31, 2016
Assets:
Derivatives:
Commodity	$—	$0.1	$ —	$0.1
Total assets	$—	$0.1	$ —	$0.1
Liabilities:
Derivatives:
Commodity	$—	$0.1	$ —	$0.1
Total liabilities	$—	$0.1	$ —	$0.1

The following table presents the net change in Questar Gas’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category. Questar Gas did not have any such items at December 31, 2015.

	2017	2016
(millions)
Balance at January 1,	$—	$—
Total realized and unrealized gains (losses):
Included in earnings(1)	0.4	0.2
Included in regulatory assets/liabilities	2.4	—
Settlements	(0.4)	(0.2)
Balance at December 31,	$2.4	$—

(1)	The gains and losses included in earnings were classified in purchased gas.

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2017 and 2016.

Fair Value of Financial Instruments

Substantially all of Questar Gas’ financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, customer and other receivables, affiliated receivables, short-term debt, affiliated current borrowings, payables to affiliates and accounts payable are representative of fair value because of the short-term nature of these instruments. For Questar Gas’ financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

At December 31,	2017		2016
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Long-term debt, including securities due within one year(2)	$715.9	$783.2	$630.8	$672.6

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The fair value measurements are classified as Level 2.
(2)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium.

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

Derivative assets and liabilities are presented gross on Questar Gas’ Balance Sheets. Questar Gas’ derivative contracts include over-the-counter transactions, which are bilateral contracts that are transacted directly with a counterparty. At December 31, 2017, substantially all of Questar Gas’ derivative assets and liabilities were not subject to a master netting or similar arrangement.

Volumes

The following table presents the volume of Questar Gas’ derivative activity at December 31, 2017. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Basis	9.3	23.0

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Questar Gas’ derivatives and where they are presented in its Balance Sheets.

	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At December 31, 2017
ASSETS
Current Assets
Commodity	$0.4	$0.4
Total current derivative assets(1)	0.4	0.4
Noncurrent Assets
Commodity	2.0	2.0
Total noncurrent derivative assets(2)	2.0	2.0
Total derivative assets	$2.4	$2.4
At December 31, 2016
ASSETS
Current Assets
Commodity	$0.1	$0.1
Total current derivative assets(1)	0.1	0.1
Total derivative assets	$0.1	$0.1
LIABILITIES
Current Liabilities
Commodity	$0.1	$0.1
Total current derivative liabilities(3)	0.1	0.1
Total derivative liabilities	$0.1	$0.1

(1)	Current derivative assets are presented in other current assets in Questar Gas’ Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Questar Gas’ Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Questar Gas’ Balance Sheets.

The following table presents the gains and losses on Questar Gas’ derivatives, as well as where the associated activity is presented in its Statements of Income.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2017	2016	2015
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$(0.1)	$(0.2)	$—
Total	$(0.1)	$(0.2)	$—

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Questar Gas’ Statements of Income.
(2)	Amounts recorded in Questar Gas’ Statements of Income are classified in purchased gas.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment and their respective balances for Questar Gas are as follows:

Year Ended December 31,	2017	2016
(millions)
Distribution	$2,605.0	$2,436.7
General and other	345.6	369.5
Plant under construction	91.1	76.8
Total property, plant and equipment	$3,041.7	$2,883.0

NOTE 8. GOODWILL

The changes in Questar Gas’ carrying amount and segment allocation of goodwill are presented below:

	Gas Infrastructure	Corporate and Other	Total
(millions)
Balance at December 31, 2015(1)	$5.6	$—	$5.6
No events affecting goodwill	—	—	—
Balance at December 31, 2016(1)	$5.6	$—	$5.6
No events affecting goodwill	—	—	—
Balance at December 31, 2017(1)	$5.6	$—	$5.6

(1)	There are no accumulated impairment losses.

NOTE 9. REGULATORY ASSETS AND LIABILITIES

Regulatory assets and liabilities include the following:

	2017	2016
(millions)
Regulatory assets:
Purchased-gas adjustment(1)	$10.7	$3.4
EEP(2)	3.3	1.1
Pipeline integrity costs(3)	2.0	1.9
Contract withholding(4)	0.4	2.6
Other	0.2	0.6
Regulatory assets-current	16.6	9.6
Cost of reacquired debt(5)	2.7	3.2
Pipeline integrity costs(3)	0.6	2.3
Regulatory assets-noncurrent(6)	3.3	5.5
Total regulatory assets	$19.9	$15.1
Regulatory liabilities:
CET(7)	$4.4	$2.9
Cost of plant removal and AROs(8)	4.2	3.5
Other	1.3	0.1
Regulatory liabilities-current(9)	9.9	6.5
Income taxes refundable through future rates(10)	244.9	—
Cost of plant removal and AROs(8)	194.0	189.1
Other	2.1	—
Regulatory liabilities-noncurrent	441.0	189.1
Total regulatory liabilities	$450.9	$195.6

(1)	Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.
(2)	The EEP relates to funds expended for promoting the conservation of natural gas through advertising, rebates for efficient homes and appliances and home energy audits. Costs are recovered from customers through periodic rate adjustments. Costs incurred in excess of recoveries result in an asset; recoveries in excess of costs incurred result in a liability.
(3)	The costs of complying with pipeline-integrity regulations are recovered in rates subject to a Utah Commission order. Questar Gas is allowed to recover $7.0 million per year. Costs incurred in excess of this amount will be recovered in future rate changes.
(4)	The balance at December 31, 2016 represents a disputed amount withheld from a supplier of storage services. The dispute was settled in March 2017 and the amount was reversed, which resulted in no material impact to Questar Gas’ results of operations, financial position or cash flows.
(5)	Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 5.1 years as of December 31, 2017.
(6)	Noncurrent regulatory assets are presented in other deferred charges and other assets in the Balance Sheets.
(7)	Represents the difference between actual and allowed revenues. Any deficiency in amounts collected are recovered through periodic rate adjustments.

Notes to Financial Statements, Continued

(8)	Cost of plant removal and AROs represent amounts recovered from customers for costs of future activities to remove assets that are expected to be incurred at the time of retirement.
(9)	Current regulatory liabilities are presented in other current liabilities in the Balance Sheets.
(10)	Amounts recorded to pass the effect of reduced income tax rates from the 2017 Tax Reform Act to customers in future periods, which will reverse at the weighted average tax rate that was used to build the reserves over the remaining book life of the property

At December 31, 2017, none of Questar Gas’ regulatory assets were earning a return.

NOTE 10. REGULATORY MATTERS

As a public utility, Questar Gas is subject to the jurisdiction of the Utah Commission and the Wyoming Commission. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions.

Questar Gas has an infrastructure cost-tracking mechanism that allows it to place into rate base, and earn a return on, capital expenditures associated with a multi-year natural gas infrastructure-replacement program upon the completion of each project. A 2014 Utah general rate case reset the recovery of costs under the infrastructure-replacement program into general rates until Questar Gas invested $84 million in new pipelines. This dollar threshold was met in November 2014, and thereafter Questar Gas has been able to recover program capital expenditures through the infrastructure-replacement mechanism. Questar Gas spent approximately $69 million in 2017 under this program.

As part of the Dominion Energy Questar Combination, Questar Gas agreed with the Utah Commission to not file a new general rate case to adjust its base distribution non-gas rates prior to July 1, 2019 unless otherwise ordered by the Utah Commission. In addition, Questar Gas agreed with the Wyoming Commission to not file a general rate case application with a requested rate effective date earlier than January 1, 2020.

In September 2017, Questar Gas submitted a filing with the Utah Commission for a $5.9 million non-gas increase reflecting forecasted increases in infrastructure replacement costs. The Utah Commission approved the filing in September 2017 with rates effective October 2017.

In October 2017, Questar Gas submitted filings with both the Utah and Wyoming Commissions for a combined $25.8 million gas cost increase reflecting forecasted increases in commodity and transportation costs. The Utah and Wyoming Commissions both approved the filings in October 2017 with rates effective November 2017.

In November 2017, Questar Gas submitted a filing with the Utah Commission for a $0.7 million non-gas decrease due to interruption penalties that were paid by transportation customers. The Utah Commission approved the filing in November.

Subsequent to the enactment of the 2017 Tax Reform Act, Questar Gas’ state regulators issued orders requesting that public utilities evaluate the total tax impact on Questar Gas’ cost of service and accrue a regulatory liability attributable to the benefits of the reduction in the corporate income tax rate. Certain of the orders requested that Questar Gas submit a response to the Utah and Wyoming Commissions detailing the total tax impact on the utility’s cost of service. In January 2018, Questar Gas submitted a response to the Utah Commission detailing that the 2017 Tax Reform Act would reduce Questar Gas’ revenue requirement for base rates by $14.5 million. Also, in January 2018, Questar Gas submitted a filing with the Utah Commission for a $2.5 million non-gas revenue requirement decrease due to impacts of the 2017 Tax Reform Act. These filings are pending. Questar Gas will begin to reserve the impacts of the cost of service reduction as a regulatory liability beginning in 2018 until the rates are reset. The 2017 Tax Reform Act is expected to reduce customer rates due to lower income tax expense recoveries and the settlement of income taxes refundable through future rates. The ultimate resolution of the amount and timing of these rate reductions with Questar Gas’ regulators could be material to Questar Gas’ operating cash flows.

Questar Gas has recorded a reasonable estimate of net income taxes refundable through future rates in the jurisdictions in which it operates. Through actions by the Utah, Wyoming or Idaho Commissions the estimates may be subject to changes that could have a material impact on Questar Gas’ results of operations, financial condition and/or cash flows.

NOTE 11. ASSET RETIREMENT OBLIGATIONS

AROs represent obligations that result from laws, statutes, contracts and regulations related to the eventual retirement of certain of Questar Gas’ long-lived assets. Revisions to estimates result from material changes in the expected timing or amount of cash flows associated with AROs. As a result of a change in the estimated timing of cash flows for the interim retirement of natural gas pipeline components, Questar Gas recorded an increase of $75.1 million to AROs in the third quarter of 2016. The current portion of the ARO balance is $1.6 million and is included in other current liabilities in the Balance Sheets. The changes to AROs during 2016 and 2017 were as follows:

Amount
(millions)
AROs at December 31, 2015	$ 0.6
Accretion	2.9
Revision in estimated cash flows	75.1
Obligations settled during the period	(0.8)
AROs at December 31, 2016	$ 77.8
Accretion	3.2
Obligations incurred during the period	0.6
Obligations settled during the period	(3.1)
AROs at December 31, 2017	$ 78.5

NOTE 12. VARIABLE INTEREST ENTITIES

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

Questar Gas purchased shared services from DEQPS of $1.5 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively. DEQPS provides operational services to certain Dominion Energy subsidiaries, including Questar Gas, as a subsidiary service company. The Balance Sheets at December 31, 2017 and 2016 included less than $0.1 million and $0.1 million due to DEQPS, respectively.

Questar Gas entered into a service agreement effective January 2018 with DES, an affiliated VIE. DES provides accounting, legal, finance and certain administrative and technical services to Dominion Energy and its subsidiaries including Questar Gas.

Questar Gas determined that it is not the primary beneficiary of DEQPS or DES as it does not have both the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to it. Questar Gas has no obligation to absorb more than its allocated share of DEQPS and DES costs.

NOTE 13. SHORT-TERM DEBT AND CREDIT AGREEMENTS

Questar Gas uses short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations.

Questar Gas’ short-term financing is supported by the two joint revolving credit facilities with Dominion Energy, Virginia Power and Dominion Energy Gas, to which Questar Gas was added as a co-borrower in November 2016. In December 2016, Questar Gas entered into a commercial paper program pursuant to which it began accessing the commercial paper markets. These credit facilities can be used for working capital, as support for the combined commercial paper programs of Dominion Energy, Virginia Power, Dominion Energy Gas and Questar Gas and for other general corporate purposes.

Questar Gas’ share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion Energy, Virginia Power and Dominion Energy Gas were as follows:

	Facility Limit	Outstanding Commercial Paper(2)	Outstanding Letters of Credit
(millions)
At December 31, 2017
Joint revolving credit facility(1)	$500.0	$165.0	$—
Joint revolving credit facility(1)	500.0	—	—
Total	$1,000.0	$165.0	$—
At December 31, 2016
Joint revolving credit facility(1)	$500.0	$200.0	$—
Joint revolving credit facility(1)	500.0	—	—
Total	$1,000.0	$200.0	$—

(1)	A maximum of $1.0 billion of the facilities is available to Questar Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Dominion Energy Gas. Sub-limits for Questar Gas are set within the facility limit but can be changed at the option of the borrowers multiple times per year. At December 31, 2017, the sub-limit for Questar Gas was $250.0 million. If Questar Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. The maturity date for these facilities is April 2020. These credit facilities can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.
(2)	The weighted-average interest rate of the outstanding commercial paper supported by these credit facilities was 1.56% and 1.10% at December 31, 2017 and 2016, respectively.

Dominion Energy has indicated its intention to replace the existing two joint revolving credit facilities with a $6.0 billion joint revolving credit facility in the first quarter of 2018. Terms and covenants of the new credit facility are expected to be similar to the existing credit facilities, including that Virginia Power, Dominion Energy Gas and Questar Gas will remain as co-borrowers, except that the maturity will be in five years and the maximum allowed total debt to total capital ratio, with respect to Dominion Energy only, will be increased from 65% to 67.5%.

NOTE 14. LONG-TERM DEBT

At December 31,	2017 Weighted- average Coupon(1)	2017	2016
(millions, except percentages)
Unsecured Senior and Medium-Term Notes:
2.98% to 7.20%, due 2017 to 2051	4.60%	$720.0	$634.5
Total principal		720.0	634.5
Securities due within one year	5.72%	(120.0)	(14.5)
Debt issuance costs		(4.1)	(3.7)
Total long-term debt		$595.9	$616.3

(1)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2017.

Based on stated maturity dates, the scheduled principal payments of long-term debt at December 31, 2017, were as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
(millions, except percentages)
Questar Gas	$120.0	$—	$—	$—	$—	$600.0	$720.0
Weighted-average Coupon	5.72%					4.37%

In October 2017, Questar Gas entered into an agreement with certain investors to issue through private placement $50 million of 3.30% 12-year senior notes and $100 million of 3.97% 30-year senior notes in April 2018.

Questar Gas’ short-term credit facilities and long-term debt agreements contain customary covenants and default provisions. As of December 31, 2017, there were no events of default under these covenants.

Any new long-term debt issuance by Questar Gas is subject to approval by the Wyoming Commission.

NOTE 15. DIVIDEND RESTRICTIONS

The Utah Commission may prohibit any public service company, including Questar Gas, from declaring or paying a dividend to an affiliate if it is determined that the capital of Questar Gas is being impaired or that its service to the public is likely to become impaired. At December 31, 2017, the Utah Commission had not restricted the payment of dividends by Questar Gas.

Notes to Financial Statements, Continued

NOTE 16. EMPLOYEE BENEFITS

Questar Gas participates in retirement benefit plans sponsored by Dominion Energy effective December 2017, reflecting the merger of plans previously sponsored by Dominion Energy Questar, which provides certain retirement benefits to eligible active employees, retirees and qualifying dependents of Questar Gas. Under the terms of its benefit plans, Dominion Energy reserves the right to change, modify or terminate the plans. From time to time in the past, benefits have changed, and some of these changes have reduced benefits.

Pension benefits for Questar Gas employees are covered by a defined benefit pension plan sponsored by Dominion Energy that provides benefits to multiple Dominion Energy subsidiaries. Retirement benefits payable are based primarily on years of service, age and the employee’s compensation. As a participating employer, Questar Gas is subject to Dominion Energy’s funding policy, which is to contribute annually an amount that is in accordance with the provisions of ERISA. During 2017, Questar Gas made $12.2 million of contributions to the pension plan. No contributions to the plan by Questar Gas are currently expected in 2018. Net periodic pension expense (credit) related to the plan was $(9.2) million, $6.4 million and $10.4 million in 2017, 2016 and 2015, respectively, recorded in other operations and maintenance expense in the Statements of Income. The funded status of various Dominion Energy subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion Energy subsidiaries. At December 31, 2017 and 2016, the amount due to Questar Gas associated with this plan, was $107.1 million and $87.8 million, respectively, recorded in pension and other postretirement benefit assets in Questar Gas’ Balance Sheet.

Retiree healthcare and life insurance benefits for Questar Gas employees are covered by a health and welfare plan sponsored by Dominion Energy that provides certain retiree healthcare and life insurance benefits to multiple Dominion Energy subsidiaries. Annual employee premiums are based on several factors such as retirement date and years of service. Net periodic benefit expense (credit) related to this plan was $(0.8) million, $0.8 million and $0.9 million in 2017, 2016 and 2015, respectively, recorded in other operations and maintenance expense in the Statements of Income. Employee headcount is the basis for determining the share of total other postretirement benefit costs for participating Dominion Energy subsidiaries. At December 31, 2017 and 2016 the amount due from Questar Gas associated with this plan was $14.9 million and $13.0 million, respectively, and is reflected as pension and other postretirement benefit liabilities in Questar Gas’ Balance Sheet.

Dominion Energy holds investments in trusts to fund employee benefit payments for the pension and other postretirement benefit plans in which Questar Gas’ employees participate. Any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash that Questar Gas will provide to Dominion Energy for its share of employee benefit plan contributions.

Defined Contribution Plan

Questar Gas also participates in a Dominion Energy-sponsored defined contribution plan which covers multiple Dominion

Energy subsidiaries. Questar Gas recognized $5.0 million, $4.7 million and $4.5 million of expense in other operations and maintenance expense in the Statements of Income in 2017, 2016 and 2015, respectively, as employer matching contributions to this plan.

Share-based Compensation

Prior to the Dominion Energy Questar Combination, Questar Gas employees participated in certain share-based compensation plans of Dominion Energy Questar. Effective with the Dominion Energy Questar Combination all such awards vested on September 16, 2016. Total share-based compensation expense amounted to $3.0 million in 2016 and $1.4 million in 2015.

NOTE 17. COMMITMENTS AND CONTINGENCIES

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

Commitments

Currently, the majority of Questar Gas’ natural gas supply is provided by cost-of-service reserves developed and produced by Wexpro. In 2017, Questar Gas purchased the remainder of its gas supply from multiple third parties under index-based or fixed-price contracts. Questar Gas has commitments to purchase gas for $24.6 million in 2018, $17.6 million in 2019, $17.0 million in 2020, $17.2 million in 2021 and $10.0 million in 2022 based on forward market prices. Generally, at the conclusion of the heating season and after a bid process, new agreements for the next heating season are put in place. Questar Gas bought natural gas under third-party purchase agreements amounting to $125.5 million in 2017, $102.0 million in 2016, and $82.4 million in 2015.

In addition, Questar Gas stores gas during off-peak periods (typically during the summer) and withdraws gas from storage to meet peak gas demand (typically in the winter). Questar Gas has contracted for transportation and underground storage services with Dominion Energy Questar Pipeline. Annual payments for these services are expected to amount to $67.8 million in 2018, $58.0 million in 2019, $55.3 million in 2020, $54.6 million in 2021, and $51.4 million in 2022. Questar Gas has third-party transportation and gathering commitments requiring yearly payments of $36.3 million in 2018 and 2019, $35.5 million in 2020, $33.0 million in 2021, and $32.3 million in 2022.

NOTE 18. CREDIT RISK

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

Questar Gas maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on credit policies and the December 31, 2017 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

NOTE 19. RELATED-PARTY TRANSACTIONS

Questar Gas engages in related party-transactions primarily with affiliates Wexpro, for cost-of-service natural gas supply, and Dominion Energy Questar Pipeline, for transportation and storage services. See Notes 2 and 17 for more details. Questar Gas’ receivables and payables balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. A discussion of significant related party transactions follows.

Questar Gas participates in certain Dominion Energy benefit plans as discussed in Note 16.

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

Year Ended December 31,	2017	2016	2015
(millions)
Transportation and storage services from affiliates(1)	$73.7	$72.9	$73.0
Services provided by related parties	50.2	65.0	55.7
Services provided to related parties	6.0	3.2	6.7

(1)	The costs of these services were included in purchased gas in Questar Gas’ Statements of Income.

The Dominion Energy Questar Combination resulted in merger and restructuring costs of $9.8 million and $13.8 charged from Dominion Energy Questar for the years ended December 31, 2017 and 2016, respectively. There were no merger and restructuring costs for the year ended December 31, 2015. These costs primarily consist of employee related costs allocated to Questar Gas and are included in other operations and maintenance in Questar Gas’ Statements of Income.

Questar Gas’ borrowings under the IRCA with Dominion Energy totaled $75.0 million and $48.0 million as of December 31, 2017 and 2016, respectively. The weighted-average interest rate for these borrowing was 1.53% and 1.04% at December 31, 2017 and 2016, respectively. Interest charges related to Questar Gas’ total borrowings from Dominion Energy and Dominion Energy Questar totaled $0.2 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively, and were immaterial for 2015.

NOTE 20. OPERATING SEGMENT

The Corporate and Other Segment primarily includes specific items attributable to Questar Gas’ operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

The net expense for specific items, primarily related to transaction costs associated with the Dominion Energy Questar

Notes to Financial Statements, Continued

Combination, totaled $14.5 million ($11.9 million after-tax) and $15.9 million ($9.6 million after-tax), in 2017 and 2016 respectively. These costs primarily consist of employee related costs incurred at or allocated to Questar Gas and are included in other operations and maintenance in Questar Gas’ Statements of Income.

The following table presents segment information pertaining to Questar Gas’ operations:

Year Ended December 31,	Gas Infrastructure	Corporate and Other	Consolidated Total
(millions)
2017
Operating revenue	$947.0	$—	$947.0
Depreciation and amortization	70.3	—	70.3
Interest income	0.6	—	0.6
Interest and related charges	34.5	—	34.5
Income taxes	49.1	(2.6)	46.5
Net income (loss)	79.4	(11.9)	67.5
Capital expenditures	215.7	—	215.7
Total assets (billions)	2.7	—	2.7
2016
Operating revenue	$921.3	$—	$921.3
Depreciation and amortization	61.0	—	61.0
Interest income	0.3	—	0.3
Interest and related charges	30.2	—	30.2
Income taxes	43.4	(6.3)	37.1
Net income (loss)	66.8	(9.6)	57.2
Capital expenditures	240.4	—	240.4
Total assets (billions)	2.5	—	2.5
2015
Operating revenue	$917.6	$—	$917.6
Depreciation and amortization	55.1	—	55.1
Interest income	1.2	—	1.2
Interest and related charges	28.3	—	28.3
Income taxes	34.8	—	34.8
Net income	64.3	—	64.3
Capital expenditures	217.4	—	217.4

NOTE 21. QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of Questar Gas’ quarterly results of operations for the years ended December 31, 2017 and 2016 follows. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(millions)
2017
Operating revenue	$396.9	$139.7	$90.9	$319.5
Income (loss) from operations	91.9	(2.5)	(6.6)	61.5
Net income (loss)	52.2	(6.2)	(8.5)	30.0
2016
Operating revenue	$407.9	$128.2	$87.9	$297.3
Income (loss) from operations	83.4	3.8	(19.8)	53.3
Net income (loss)	47.6	(1.6)	(17.7)	28.9

Questar Gas’ 2017 results include the impact of the following significant item:

•	Second quarter results include a $6.9 million after-tax charge for transaction costs associated with the Dominion Energy Questar Combination.

Questar Gas’ 2016 results include the impact of the following significant item:

•	Third quarter results include a $7.7 million after-tax charge for transaction costs associated with the Dominion Energy Questar Combination.

NOTE 22. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

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

Proved Reserves	Natural Gas
(bcf)
Balance at December 31, 2017	429.5
Balance at December 31, 2016	469.8
Balance at December 31, 2015	522.4

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require Questar Gas’ 2017 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, Questar Gas tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2017, Questar Gas makes the following assertions:

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

Management evaluated Questar Gas’ internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Questar Gas maintained effective internal control over financial reporting as of December 31, 2017.

This annual report does not include an attestation report of Questar Gas’ independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by Questar Gas’ independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 27, 2018

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

Omitted pursuant to General Instructions I.(2)(c).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instructions I.(2)(c).

Item 14. Principal Accountant Fees and Services

Effective September 16, 2016, the Dominion Energy Audit Committee approved the dismissal of Ernst & Young LLP, the independent registered public accounting firm, for the audit of the financial statements of Questar Gas as of and for the fiscal year ending December 31, 2016, in connection with the closing of the Dominion Energy Questar Combination. On September 16, 2016, the Dominion Energy Audit Committee appointed Deloitte & Touche LLP as the independent registered public accounting firm to audit the financial statements of Questar Gas for the fiscal year ending December 31, 2016. Deloitte & Touche LLP also serves as the independent registered public accounting firm for the audits of the consolidated financial statements of Dominion Energy.

The following table presents fees paid to Deloitte & Touche LLP for services related to Questar Gas for the fiscal years ended December 31, 2017 and 2016.

Type of Fees	2017	2016
(millions)
Audit fees	$0.4	$0.4
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$0.4	$0.4

The following table presents fees paid to Ernst & Young LLP for services related to Questar Gas for the fiscal year ended December 31, 2016.

Type of Fees	2016
(millions)
Audit fees	$0.3
Audit-related fees	—
Tax fees	—
All other fees	—
Total fees	$0.3

Audit fees represent fees of Ernst & Young LLP prior to the Dominion Energy Questar Combination and of Deloitte & Touche LLP after the Dominion Energy Questar Combination for the audit of Questar Gas’ annual financial statements, the review of financial statements included in Questar Gas’ quarterly Form 10-Q reports, and the services that an independent auditor would customarily provide in connection with subsidiary audits, statutory requirements, regulatory filings, and similar engagements for the fiscal year, such as comfort letters, attest services, consents, and assistance with review of documents filed with the SEC.

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

Questar Gas’ Board of Directors has adopted the Dominion Energy Audit Committee pre-approval policy for its independent auditor’s services and fees and has delegated the execution of this policy to the Dominion Energy Audit Committee. In accordance with this delegation, each year the Dominion Energy Audit Committee pre-approves a schedule that details the services to be provided for the following year and an estimated charge for such services. At its January 2018 meeting, the Dominion Energy Audit Committee approved Questar Gas’ schedules of services and fees for 2018. In accordance with the pre-approval policy, any changes to the pre-approved schedule may be pre-approved by the Dominion Energy Audit Committee or a delegated member of the Dominion Energy Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.

1. Financial Statements

See Index on page 12.

2. All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

3. Exhibits (incorporated by reference unless otherwise noted)

Exhibit Number	Description

3.1	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit 3.1, Form 8-K filed May 15, 2012, File No. 333-69210).

3.2	Bylaws of Questar Gas Company, effective as of October 17, 2016 (Exhibit 3.2, Form 10-Q for the quarter ended September 30, 2016 filed November 9, 2016, File No. 333-69210).

10.1	Stipulation and Agreement, dated October 14, 1981, among the Utah Department of Business Regulation, Division of Public Utilities, the Utah Committee of Consumer Services, Questar Gas Company (formerly known as Mountain Fuel Supply Company), Wexpro Company and the Utah Public Service Commission (Exhibit 10.25, Form 10-K for the year ended December 31, 2011 filed February 24, 2012, File No. 333-69210).

10.2	Gas Gathering Agreement, dated October 11, 1993, between Questar Gas Company (formerly known as Mountain Fuel Supply Company) and Questar Pipeline, LLC (formerly known as Questar Pipeline Company) (Exhibit 10.11, Form 10-K for the year ended December 31, 1994 filed March 28, 1995, File No. 001-00935).

10.3	Amendment to Gas Gathering Agreement, dated February 6, 1998, between Questar Gas Company and Questar Management Company (Exhibit 10.12, Form 10-K for the year ended December 31, 1997 filed March 30, 1998, File No. 033-55866).

10.4	Second Amendment to Gas Gathering Agreement, dated March 22, 2016, between Questar Gas Company and QEPM Gathering I, LLC (Exhibit 10.1, Form 8-K filed March 24, 2016, File No. 333-69210).

10.5	Wexpro II Agreement, dated September 12, 2012, among Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities and the Wyoming Office of Consumer Advocate (Exhibit 10.1, Form 10-Q for the quarter ended September 30, 2012 filed October 31, 2012, File No.333-69210).

10.6	Settlement Stipulation, dated October 26, 2015, among Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities, the Utah Office of Consumer Services and the Wyoming Office of Consumer Advocate (Exhibit 99.2, Form 8-K filed November 25, 2015, File No. 333-69210).

10.7	Settlement Stipulation, dated August 15, 2016, among Questar Gas Company, Dominion Resources, Inc., the Utah Division of Public Utilities, the Utah Office of Consumer Services, the Utah Association of Energy Users; the American Natural Gas Council, Inc. and the State of Utah, Governor’s Office of Energy Development (Exhibit 10.1, Form 8-K filed August 25, 2016, File No. 333-69210).

10.8	Settlement Stipulation, dated August 1, 2016, among Questar Gas Company, Dominion Resources, Inc. and the Wyoming Office of Consumer Advocate (Exhibit 10, Form 8-K filed September 15, 2016, File No. 333-69210).

10.9	$750,000,000 Inter-Company Credit Agreement, dated as of September 16, 2016, by and between Dominion Resources, Inc. and Questar Gas Company (Exhibit 10.9, Form 10-K for the year ended December 31, 2016, File No. 333-69210).

10.10	$5,000,000,000 Second Amended and Restated Revolving Credit Agreement, dated November 10, 2016, among Dominion Resources, Inc., Virginia Electric and Power Company, Dominion Gas Holdings, LLC, Questar Gas Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., Barclays Bank PLC and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K filed November 10, 2016, File No. 333-69210).

10.11	$500,000,000 Second Amended and Restated Revolving Credit Agreement, dated November 10, 2016, among Dominion Resources, Inc., Virginia Electric and Power Company, Dominion Gas Holdings, LLC, Questar Gas Company, KeyBank National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and other lenders named therein (Exhibit 10.2, Form 8-K filed November 10, 2016, File No. 333-69210).

Exhibit Number	Description
10.12	Note Purchase Agreement, by and between Questar Gas Company and the purchasers listed on Schedule A thereto (Exhibit 1.1, Form 8-K filed October 17, 2017, File No. 333-69210).

10.13	DES Services Agreement, dated January 1, 2018, by and between Questar Gas Company and Dominion Energy Services, Inc. (filed herewith).

31.a	Certification by Chief Executive Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Questar Gas Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive of Officer and Chief Financial Officer of Questar Gas Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99	Qualification of Reservoir Engineer (filed herewith).

101	The following financial statements from Questar Gas Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 27, 2018, formatted in XBRL: (i) Statements of Income, (ii) Balance Sheets, (iii) Statements of Common Shareholder’s Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUESTAR GAS COMPANY

By:	/s/ Thomas F. Farrell, II
(Thomas F. Farrell, II, Chairman of the Board of Directors and Chief Executive Officer)

Date: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2018.

Signature	Title

/s/ Thomas F. Farrell, II Thomas F. Farrell, II	Chairman of the Board of Directors and Chief Executive Officer

/s/ Mark F. McGettrick Mark F. McGettrick	Director, Executive Vice President and Chief Financial Officer

/s/ Mark O. Webb Mark O. Webb	Director

/s/ Michele L. Cardiff Michele L. Cardiff	Vice President, Controller and Chief Accounting Officer

