Form 10-Q
period 2018-03-31
QUESTAR GAS CO
filed 2018-05-04
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office and registrant’s telephone number	I.R.S. Employer Identification Number

333-69210	QUESTAR GAS COMPANY	87-0155877

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

Yes ☐    No  ☒

Questar Gas does not have any voting or non-voting common equity held by non-affiliates. As of April 13, 2018, Questar Gas had 9,189,626 shares of common stock outstanding. Dominion Energy Questar (a wholly-owned subsidiary of Dominion Energy Inc.) holds all of the outstanding stock of Questar Gas Company.

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

The legal entity, Dominion Energy Questar Corporation, one or more of its consolidated subsidiaries (other than Questar Gas) or operating segment, or the entirety of Dominion Energy Questar Corporation and its consolidated subsidiaries

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUESTAR GAS COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
(millions)
Operating Revenue(1)	$406.7	$396.9
Operating Expenses
Purchased gas(1)	251.6	241.3
Other operations and maintenance(1)	45.0	41.7
Depreciation and amortization	18.6	16.2
Other taxes	6.4	5.8
Total Operating Expenses	321.6	305.0
Income from operations	85.1	91.9
Other income	0.8	1.0
Interest and related charges(1)	9.2	8.5
Income from operations before income tax expense	76.7	84.4
Income tax expense	17.6	32.2
Net Income	$59.1	$52.2
(1)	See Note 13 for amounts attributable to related parties.

The accompanying notes are an integral part of Questar Gas' Financial Statements.

QUESTAR GAS COMPANY

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$1.5	$6.7
Customer receivables (less allowance for doubtful accounts of $2.6 and $1.7)	184.2	171.7
Other receivables	4.9	2.1
Affiliated receivables	0.9	1.5
Inventories at lower of average cost or market:
Gas stored	9.1	52.9
Materials and supplies	31.6	25.2
Prepayments	2.9	3.9
Regulatory assets	4.8	16.6
Other(2)	1.7	1.4
Total current assets	241.6	282.0
Property, Plant and Equipment
Property, plant and equipment	3,078.6	3,041.7
Accumulated depreciation and amortization	(758.5)	(745.8)
Total property, plant and equipment, net	2,320.1	2,295.9
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(2)	108.2	107.1
Other	16.6	12.8
Total deferred charges and other assets	124.8	119.9
Total assets	$2,686.5	$2,697.8
(1)	Questar Gas’ Balance Sheet at December 31, 2017 has been derived from the audited Balance Sheet at that date.
(2)	See Note 13 for amounts attributable to related parties.

The accompanying notes are an integral part of Questar Gas' Financial Statements.

QUESTAR GAS COMPANY

BALANCE SHEETS—(Continued)

(Unaudited)

	March 31,	December 31,
	2018	2017(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$50.0	$120.0
Short-term debt	134.8	165.0
Affiliated current borrowings	33.9	75.0
Accounts payable	47.0	53.8
Accrued interest, payroll and taxes	23.8	15.6
Payables to affiliates	99.0	68.3
Regulatory liabilities	50.9	9.9
Contract liabilities	9.9	17.3
Other	34.4	27.2
Total current liabilities	483.7	552.1
Long-Term Debt	596.0	595.9
Deferred Credits and Other Liabilities
Deferred income taxes	263.9	276.1
Regulatory liabilities	448.2	441.0
Other(2)	110.5	107.6
Total deferred credits and other liabilities	822.6	824.7
Total liabilities	1,902.3	1,972.7
Commitments and Contingencies (see Note 11)
Equity
Common stock - par value $2.50(3)	23.0	23.0
Additional paid-in capital	272.5	272.5
Retained earnings	488.7	429.6
Total common shareholder's equity	784.2	725.1
Total liabilities and shareholder's equity	$2,686.5	$2,697.8
(1)	Questar Gas’ Balance Sheet at December 31, 2017 has been derived from the audited Balance Sheet at that date.
(2)	See Note 13 for amounts attributable to related parties.
(3)	50.0 million shares authorized; 9.2 million shares outstanding at March 31, 2018 and December 31, 2017.

The accompanying notes are an integral part of Questar Gas' Financial Statements.

QUESTAR GAS COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2018	2017
(millions)
Operating Activities
Net income	$59.1	$52.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.6	16.2
Deferred income taxes	(13.5)	15.7
Other adjustments for non-cash items	(0.1)	0.2
Changes in operating assets and liabilities	124.2	53.8
Net cash provided by operating activities	188.3	138.1
Investing Activities
Property, plant and equipment purchased	(50.7)	(35.0)
Other	(0.5)	0.3
Net cash used in investing activities	(51.2)	(34.7)
Financing Activities
Repayment of short-term debt, net	(30.2)	(53.0)
Repayment of long-term debt	(70.0)	—
Repayment of affiliated current borrowings, net	(41.1)	(48.0)
Other	(1.0)	—
Net cash used in financing activities	(142.3)	(101.0)
Increase (decrease) in cash and equivalents	(5.2)	2.4
Cash, restricted cash and equivalents at beginning of period(1)	6.7	7.6
Cash, restricted cash and equivalents at end of period(1)	$1.5	$10.0
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$5.5	$11.5
(1)	No amounts were held in restricted cash and equivalents in any of the periods presented.

The accompanying notes are an integral part of Questar Gas' Financial Statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Questar Gas is a wholly-owned subsidiary of Dominion Energy Questar which is a wholly-owned subsidiary of Dominion Energy.

Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. The Utah, Wyoming and Idaho Commissions have granted Questar Gas the necessary regulatory approvals to serve these areas. Questar Gas also has long-term franchises granted by communities and counties within its service area.

Revenue generated by Questar Gas is based primarily on rates established by the Utah and Wyoming Commissions. The Idaho Commission has contracted with the Utah Commission for rate oversight of Questar Gas’ operations in Idaho.

Wexpro, an affiliate, provides the majority of Questar Gas' natural gas supply and Dominion Energy Questar Pipeline, an affiliate, provides the majority of Questar Gas' transportation and storage services.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, Questar Gas' accompanying unaudited Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited financial statements prepared in accordance with GAAP. These unaudited Financial Statements should be read in conjunction with the Financial Statements and Notes in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, the accompanying unaudited Financial Statements contain all adjustments necessary to present fairly its financial position at March 31, 2018, and its results of operations and cash flows for the three months ended March 31, 2018 and 2017. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Certain amounts in Questar Gas’ 2017 Financial Statements and Notes have been reclassified to conform to the 2018 presentation for comparative purposes. The reclassifications did not affect Questar Gas’ net income, total assets, liabilities, equity or cash flows.

The effect of the adoption of revised accounting guidance for revenue recognition from contracts with customers is described below. There have been no other significant changes from Note 2 to the Financial Statements in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2017.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. Questar Gas collects sales taxes; however, these amounts are excluded from revenue. Questar Gas’ customer receivables include accrued unbilled revenue based on estimated amounts of natural gas delivered but not yet billed to its customers.

The primary types of sales and service activities reported as operating revenue for Questar Gas, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, are as follows:

Revenue from Contracts with Customers

•	Regulated gas sales consist of state-regulated delivery of natural gas to residential, commercial and industrial customers;
•	Regulated gas transportation sales consist of state-regulated transportation of natural gas for commercial and industrial customers to buy their own natural gas supply;
•	Other regulated revenue consists primarily of miscellaneous product sales, connection fees and forfeited discounts; and
•	Other nonregulated revenue consists primarily of sales of natural gas production at market-based rates and sales of extracted products.

Other Revenue

•	Other revenue consists primarily of royalty revenues.

The primary types of sales and service activities reported as operating revenue for Questar Gas, prior to the adoption of revised guidance for revenue recognition from contracts with customers, were as follows:

•	Regulated gas sales consisted of delivery of natural gas to residential, commercial and industrial customers;
•	Gas transportation consisted of transportation of gas for commercial and industrial customers who buy their own gas supply; and
•	Other consisted of connection fees, royalties, miscellaneous product sales, etc.

Revenues from gas sales are recognized over time, as the customers of Questar Gas consume the gas as it is delivered. Transportation contracts are primarily stand-ready service contracts that include fixed reservation and variable usage fees. Fixed fees are recognized ratably over the life of the contract, which is less than 12 months, as the stand-ready performance obligation is satisfied, while variable usage fees are recognized when Questar Gas has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the performance obligation completed to date. As a local distribution company, substantially all of Questar Gas’ revenues are derived from performance obligations satisfied over time, rather than recognized at a single point in time, and are month-to-month contracts billed according to the terms of its tariff. Payment for most sales varies by contract type, but is typically due within a month of billing.

New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued revised accounting guidance for revenue recognition from contracts with customers. Questar Gas adopted this revised accounting guidance for interim and annual reporting periods beginning January 1, 2018 using the modified retrospective method. The adoption of the revised standard had no impact on the amount of revenue recognized.

Note 3. Operating Revenue

Questar Gas’ operating revenue, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, consists of the following:

Three Months Ended
March 31, 2018
(millions)
Regulated gas sales:
Residential	$299.3
Commercial	86.7
Industrial	2.0
Regulated gas transportation	7.5
Other regulated revenue	3.8
Other nonregulated revenue(1)	4.9
Total operating revenue from contracts with customers	404.2
Other revenue	2.5
Total operating revenue	$406.7
(1)	See Note 13 for amounts attributable to related parties.

Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At March 31, 2018 and December 31, 2017, Questar Gas’ contract liability balances were $9.9 million and $17.3  million, respectively. During the first quarter of 2018, Questar Gas recognized revenue of $17.3 million from the beginning contract liability balance as Questar Gas fulfilled its obligations to provide service to its customers.

Questar Gas’ operating revenue, prior to the adoption of revised guidance for revenue recognition from contracts with customers, consisted of the following:

Three Months Ended
March 31, 2017
(millions)
Residential and commercial gas sales	$378.5
Industrial gas sales	3.2
Gas transportation	6.9
Other(1)	8.3
Total operating revenue	$396.9
(1)	See Note 13 for amounts attributable to related parties.

Note 4. Income Taxes

For continuing operations, the statutory U.S. federal income tax rate reconciles to Questar Gas’ effective income tax rate as follows:

Three Months Ended March 31,	2018	2017
U.S. statutory rate	21.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.7	3.1
Reversal of excess deferred income taxes	(1.2)	—
Legislative change - state, net of federal benefits	(0.7)	—
Other, net	0.1	—
Effective tax rate	22.9%	38.1%

The 2017 Tax Reform Act reduced the statutory federal income tax rate to 21% beginning in January 2018. Accordingly, current income taxes, and deferred income taxes that originate in 2018, are being recorded at the new 21% rate. Deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%. For the three months ended March 31, 2018, Questar Gas has recorded an estimate of the portion of excess deferred income tax amortization expected to occur in 2018. The reversal of these excess deferred income taxes will impact the effective tax rate, and may ultimately impact rates charged to customers. As described in Note 8 to the Financial Statements, Questar Gas’ decreased revenue and increased regulatory liabilities to offset these deferred tax impacts in accordance with applicable regulatory commission orders or formula rate mechanisms.

Questar Gas continues to evaluate the changes in accelerated depreciation for tax purposes and state conformity to the provisions of the 2017 Tax Reform Act. As of March 31, 2018, there have been no changes to the provisional amounts recorded at December 31, 2017. See Note 4 to the Financial Statements in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the impacts of the 2017 Tax Reform Act.

Note 5. Fair Value Measurements

Questar Gas' fair value measurements are made in accordance with the policies discussed in Note 5 to the Financial Statements in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2017. See Note 6 in this report for further information about Questar Gas' derivatives and hedge accounting activities.

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

The following table presents Questar Gas' quantitative information about Level 3 fair value measurements at March 31, 2018.  The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical forwards:
Natural gas(2)	$1.4	Discounted cash flow	Market price (per Dth)	(3)	1.8 - 3.0	2.5
Total assets	$1.4
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Level 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

The following table presents Questar Gas’ assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions.

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2018
Assets:
Derivatives:
Commodity	$—	$—	$1.4	$1.4
Total assets	$—	$—	$1.4	$1.4
At December 31, 2017
Assets:
Derivatives:
Commodity	$—	$—	$2.4	$2.4
Total assets	$—	$—	$2.4	$2.4

The following table presents the net change in Questar Gas' assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended March 31,
	2018	2017
(millions)
Beginning balance	$2.4	$—
Total realized and unrealized gains (losses):
Included in earnings(1)	0.1	(0.1)
Included in regulatory assets/liabilities	(1.0)	(1.3)
Settlements	(0.1)	0.1
Ending balance	$1.4	$(1.3)
(1)	The gains and losses included in earnings were classified in purchased gas.

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2018 and 2017.

Fair Value of Financial Instruments

Substantially all of Questar Gas' financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, customer and other receivables, affiliated receivables, short-term debt, affiliated current borrowings, accounts payable and payables to affiliates are representative of fair value because of the short-term nature of these instruments. For Questar Gas' financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Long-term debt, including securities due within one year(2)	$646.0	$690.8	$715.9	$783.2
(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The fair value measurements are classified as Level 2.

(2)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium.

Note 6. Derivatives and Hedge Accounting Activities

Questar Gas' accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 to the Financial Statements in the Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2017. See Note 5 in this report for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on Questar Gas' Balance Sheets. Questar Gas' derivative contracts include over-the-counter transactions, which are bilateral contracts that are transacted directly with a counterparty. At March 31, 2018, substantially all of Questar Gas' derivative assets and liabilities were not subject to a master netting or similar arrangement.

Volumes

The following table presents the volume of Questar Gas' derivative activity at March 31, 2018. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Basis	6.8	20.0

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Questar Gas' derivatives and where they are presented in its Balance Sheets.

	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At March 31, 2018
ASSETS
Current Assets
Commodity	$0.5	$0.5
Total current derivative assets(1)	0.5	0.5
Noncurrent Assets
Commodity	0.9	0.9
Total noncurrent derivative assets(2)	0.9	0.9
Total derivative assets	$1.4	$1.4
At December 31, 2017
ASSETS
Current Assets
Commodity	$0.4	$0.4
Total current derivative assets(1)	0.4	0.4
Noncurrent Assets
Commodity	2.0	2.0
Total noncurrent derivative assets(2)	2.0	2.0
Total derivative assets	$2.4	$2.4
(1)	Current derivative assets are presented in other current assets in Questar Gas' Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Questar Gas' Balance Sheets.

The following table presents the gains and losses on Questar Gas' derivatives, as well as where the associated activity is presented in its Statements of Income.

	Amount of Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2018	2017
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$0.1	$(0.5)
Total	$0.1	$(0.5)
(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Questar Gas' Statements of Income.
(2)	Amounts recorded in Questar Gas' Statements of Income are classified in purchased gas.

Note 7. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31,	December 31,
	2018	2017
(millions)
Regulatory assets:
Purchased gas adjustment(1)	$—	$10.7
Deferred royalties(2)	2.6	—
Pipeline integrity costs(3)	2.0	2.0
EEP(4)	0.2	3.3
Other	—	0.6
Regulatory assets-current	4.8	16.6
Deferred production imbalance(5)	4.7	—
Cost of reacquired debt(6)	2.6	2.7
Pipeline integrity costs(3)	—	0.6
Regulatory assets-noncurrent(7)	7.3	3.3
Total regulatory assets	$12.1	$19.9
Regulatory liabilities:
Purchased gas adjustment(1)	$36.8	$—
CET(8)	8.2	4.4
Cost of plant removal and AROs(9)	4.2	4.2
Other	1.7	1.3
Regulatory liabilities-current	50.9	9.9
Income taxes refundable through future rates(10)	244.8	244.9
Cost of plant removal and AROs(9)	195.0	194.0
Cost-of-service impact of 2017 Tax Reform Act(11)	7.6	—
Other	0.8	2.1
Regulatory liabilities-noncurrent	448.2	441.0
Total regulatory liabilities	$499.1	$450.9
(1)	Purchased gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.
(2)	Royalties on cost-of-service gas produced are recovered from customers through future rates.
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

(5)	Production imbalances will be recovered from customers at the end of the related gas wells’ useful life.
(6)

Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 4.8 years as of March 31, 2018.

(7)	Noncurrent regulatory assets are presented in other deferred charges and other assets in the Balance Sheets.
(8)	The CET represents the difference between actual and allowed revenues. Any deficiency in amounts collected is recovered through periodic rate adjustments.
(9)	Cost of plant removal and AROs represent amounts recovered from customers for costs of future activities to remove assets that are expected to be incurred at the time of retirement.
(10)

Amounts recorded to pass the effect of reduced income tax rates from the 2017 Tax Reform Act to customers in future periods, which will reverse at the weighted-average tax rate that was used to build the reserves over the remaining book life of the property.

(11)	Balance refundable to customers related to the decrease in revenue requirements for recovery of income taxes. See Note 8 for more information.

Note 8. Regulatory Matters

As a public utility, Questar Gas is subject to the jurisdiction of the Utah Commission and the Wyoming Commission. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions.

In January 2018, Questar Gas submitted a filing to the Utah Commission to reduce infrastructure rates by $2.5 million to reflect changes associated with the 2017 Tax Reform Act. The proposed rates were approved in February 2018.

In March 2018, Questar Gas submitted a filing to the Wyoming Commission to return the benefit of lower tax rates to customers through a surcredit effective June 2018. If approved, the benefits incurred between January 1, 2018 and May 31, 2018 will be deferred and returned to customers in the fall fuel deferral filing. Questar Gas has proposed to calculate the impact of the 2017 Tax Reform Act on excess deferred income taxes in a separate filing by the first quarter of 2019.

In April 2018, Questar Gas submitted a filing to the Utah Commission to return the benefit of lower tax rates to customers through a surcredit effective June 2018. If approved, the benefits incurred between January 1, 2018 and May 31, 2018 will be deferred and treatment will be discussed in a filing to be made in the first quarter of 2019 along with the impact of the 2017 Tax Reform Act on excess deferred income taxes.

The determination of the amounts of any surcredits associated with the above mentioned March and April filings could be material to Questar Gas’ operating cash flows. Questar Gas has recorded a reasonable estimate of net income taxes refundable through future rates in the jurisdictions in which it operates. Through actions by the Utah, Wyoming or Idaho Commissions, the estimates may be subject to changes that could have a material impact on Questar Gas’ results of operations, financial condition and/or cash flows.

Note 9. Variable Interest Entities

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

Questar Gas purchased shared services from DEQPS, an affiliated VIE, of $0.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. DEQPS provides operational services to certain Dominion Energy subsidiaries, including Questar Gas, as a subsidiary service company. The Balance Sheets at March 31, 2018 and December 31, 2017, included amounts due to DEQPS of less than $0.1 million at both dates.

Questar Gas entered into a service agreement with DES, an affiliated VIE, effective January 2018. DES provides accounting, legal, finance, and certain administrative and technical services to Dominion Energy and its subsidiaries including Questar Gas. Questar Gas purchased shared services from DES of $12.2 million for the three months ended March 31, 2018. The Balance Sheet at March 31, 2018 included amounts due to DES of $5.0 million.

Questar Gas determined that it is not the primary beneficiary of DEQPS or DES as it does not have both the power to direct the activities that most significantly impact their economic performance nor the obligation to absorb losses and benefits which could be significant to it. Questar Gas has no obligation to absorb more than its allocated share of DEQPS and DES costs.

Note 10. Significant Financing Transactions

Credit Facilities and Short-term Debt

Questar Gas uses short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations.

In March 2018, Dominion Energy replaced its two existing joint revolving credit facilities with a $6.0 billion joint revolving credit facility. Questar Gas’ short-term financing is supported through its access as co-borrower to the joint revolving credit facility with Dominion Energy, Virginia Power and Dominion Energy Gas. This credit facility can be used for working capital, as support for the combined commercial paper programs of Dominion Energy, Virginia Power, Dominion Energy Gas and Questar Gas and for other general corporate purposes.

At March 31, 2018, Questar Gas' share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Virginia Power and Dominion Energy Gas, were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,000.0	$134.8	$—
(1)

A maximum of $1.0 billion of the facility is available to Questar Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Dominion Energy Gas. The sub-limit for Questar Gas is set within the facility limit but can be changed at the option of the borrowers multiple times per year. At March 31, 2018, the sub-limit for Questar Gas was $250.0 million. If Questar Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. The maturity date for this facility is March 2023. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

Long-Term Debt

In April 2018, Questar Gas issued through private placement $50.0 million of 3.30% 12-year senior notes and $100.0 million of 3.97% 30-year senior notes that mature in 2030 and 2047, respectively. The proceeds were used for general corporate purposes and to repay short-term debt.

Questar Gas’ short-term credit facility and long-term debt agreements contain customary covenants and default provisions. As of March 31, 2018, there were no events of default under these covenants.

Any new long-term debt issuance by Questar Gas is subject to approval by the Wyoming Commission.

Note 11. Commitments and Contingencies

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

Note 12. Credit Risk

Questar Gas' accounting policies for credit risk are discussed in Note 18 to the Financial Statements in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2017.

Questar Gas maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on credit policies and the March 31, 2018 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Note 13. Related-Party Transactions

Questar Gas engages in related-party transactions primarily with affiliates Wexpro, for cost-of-service natural gas supply, and Dominion Energy Questar Pipeline, for transportation and storage services. Questar Gas' receivables and payables balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. A discussion of significant related-party transactions follows.

DES and other affiliates provide accounting, legal, finance and certain administrative and technical services to Questar Gas. These costs are included in other operations and maintenance in the Statements of Income on the basis of direct and allocated methods in accordance with Questar Gas’ services agreements. Where costs incurred cannot be determined by specific identification, the costs are generally allocated based on each affiliated company's proportional share of revenues less product costs; property, plant and equipment; and labor costs for costs from Dominion Energy Questar and based on the proportional level of effort devoted by resources that is attributable to Questar Gas, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DES service. Management believes that the allocation method is reasonable. Questar Gas provides certain services to related parties, including technical services. The billed amounts of these services are allocated based on the specific nature of the charges. Management believes that the allocation methods are reasonable. The amounts of these services follow:

	Three Months Ended March 31,
	2018	2017
(millions)
Affiliated operator service fee(1)	$69.6	$75.9
Transportation and storage services from affiliates(1)	20.0	19.6
Services provided by related parties	14.6	10.8
Services provided to related parties	1.4	1.5
(1)	The costs of these services were included in purchased gas in Questar Gas' Statements of Income.

Questar Gas participates in certain Dominion Energy benefit plans as described in Note 16 to the Financial Statements in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2017. At March 31, 2018 and December 31, 2017, amounts due from Dominion Energy associated with the benefit pension plan and included in pension and other postretirement benefit assets in the Balance Sheets were $108.2 million and $107.1 million, respectively. At March 31, 2018 and December 31, 2017, Questar Gas' amounts due to Dominion Energy associated with the health and welfare plan and included in other deferred credits and other liabilities in the Balance Sheets were $13.0 million and $14.9 million, respectively.

The Dominion Energy Questar Combination resulted in merger and restructuring costs charged from Dominion Energy Questar of  $0.3 million for the three months ended March 31, 2017. These costs primarily consist of employee related costs allocated to Questar Gas and are included in other operations and maintenance in Questar Gas' Statements of Income.

Questar Gas had a $33.9 million balance under the IRCA with Dominion Energy as of March 31, 2018 and a $75.0 million balance at December 31, 2017. Interest charges related to Questar Gas' total borrowings from Dominion Energy were $0.2 million for the three months ended March 31, 2018 and were less than $0.1 million for the three months ended March 31, 2017.

Questar Gas maintains natural gas imbalances with Dominion Energy Questar Pipeline. The imbalances receivable from Dominion Energy Questar Pipeline were $0.9 million at both March 31, 2018 and December 31, 2017, included in other current assets in the Balance Sheets.

Note 14. Operating Segment

The Corporate and Other Segment primarily includes specific items attributable to Questar Gas' operating segment that are not included in profit measures evaluated by executive management in assessing the segment's performance or in allocating resources.

The net expense for specific items in 2018 and 2017 primarily related to a $0.2 million ($0.2 million after-tax) and a $0.3 million ($0.2 million after-tax) charge for merger and restructuring costs associated with the Dominion Energy Questar Combination, respectively. These costs include employee related costs allocated to Questar Gas and are included in other operations and maintenance in Questar Gas' Statements of Income.

The following table presents segment information pertaining to Questar Gas' operations:

	Gas Infrastructure	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2018
Operating revenue	$406.7	$—	$406.7
Net income (loss)	59.3	(0.2)	59.1
Three Months Ended March 31, 2017
Operating revenue	$396.9	$—	$396.9
Net income (loss)	52.4	(0.2)	52.2

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
•

Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations, including provisions of the 2017 Tax Reform Act that became effective January 2018;

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2017.

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

Results of Operations

Presented below is a summary of Questar Gas' results:

	First Quarter
	2018	2017	$ Change
(millions)
Net income	$59.1	$52.2	$6.9

Overview

First Quarter 2018 vs. 2017

Net income increased 13%, primarily due to the 2017 Tax Reform Act and customer growth.

Analysis of Operations

Presented below are selected amounts related to Questar Gas' results of operations:

	First Quarter
	2018	2017	$ Change
(millions)
Operating revenue	$406.7	$396.9	$9.8
Purchased gas	251.6	241.3	10.3
Net revenue	155.1	155.6	(0.5)
Other operations and maintenance	45.0	41.7	3.3
Depreciation and amortization	18.6	16.2	2.4
Other taxes	6.4	5.8	0.6
Other income	0.8	1.0	(0.2)
Interest expense	9.2	8.5	0.7
Income tax expense	17.6	32.2	(14.6)

An analysis of Questar Gas' results of operations follows:

First Quarter 2018 vs. 2017

Net revenue was consistent, primarily reflecting an $8.8 million decrease due to a provision for refunds as a result of the 2017 Tax Reform Act, substantially offset by a $2.7 million increase in infrastructure-replacement cost recovery, a $2.6 million increase in customer growth, a $1.4 million increase due to the alternative fuel tax credit able to be utilized in 2018 and a $1.2 million increase in EEP cost recovery.

Other operations and maintenance increased 8%, primarily due to a $1.2 million increase in EEP costs and a $1.6 million increase in employee related costs.

Depreciation and amortization increased 15%, primarily due to infrastructure growth and replacement projects placed into service.

Other taxes increased 10%, primarily due to an increase in estimated property taxes as a result of infrastructure growth.

Income tax expense decreased 45%, primarily due to the lower corporate income tax rate ($10.3 million) and lower pre-tax income ($2.7 million).

ITEM 4. CONTROLS AND PROCEDURES

Senior management of Questar Gas, including Questar Gas' CEO and CFO, evaluated the effectiveness of Questar Gas' disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, Questar Gas' CEO and CFO have concluded that Questar Gas' disclosure controls and procedures are effective.

In January 2018, Dominion Energy completed the integration of Questar Gas’ systems and processes into Dominion Energy’s framework of internal control over financial reporting.  As part of this process, Dominion Energy transitioned Questar Gas’ financial activity into Dominion Energy’s accounting system and into a new fixed assets tracking system.  Throughout this integration and system implementation, Questar Gas appropriately considered internal controls over financial reporting.

Other than with respect to these items, there were no changes that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Questar Gas’ internal control over financial reporting.

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

See the following for discussions on various environmental and other regulatory proceedings to which Questar Gas is a party, which information is incorporated herein by reference:

•	Notes 10 and 17 to the Financial Statements in the Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2017.
•	Notes 8 and 11 to the Financial Statements in this report.

ITEM 1A. RISK FACTORS

Questar Gas’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond Questar Gas' control. A number of these factors have been identified in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2017, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Questar Gas' Annual Report on Form 10-K for the year ended December 31, 2017. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit 3.1, Form 8-K filed May 15, 2012, File No. 333-69210).

3.2	Bylaws of Questar Gas Company, effective as of October 17, 2016 (Exhibit 3.2, Form 10-Q for the quarter ended September 30, 2016 filed November 9, 2016, File No. 333-69210).

10.1

$6,000,000,000 Third Amended and Restated Revolving Credit Agreement, dated as of March  20, 2018, among Dominion Energy, Inc., Virginia Electric and Power Company, Dominion Energy Gas Holdings, LLC, Questar Gas Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K filed March 26 ,2018, File No. 333-69210).

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

101

The following financial statements from Questar Gas Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 4, 2018, formatted in XBRL: (i) Statements of Income, (ii) Balance Sheets, (iii) Statements of Cash Flows, and (iv) the Notes to Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY (Registrant)

May 4, 2018	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer