Form 10-Q
period 2018-06-30
QUESTAR GAS CO
filed 2018-08-02
CIK 68589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☒	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐    No  ☒

Questar Gas Company does not have any voting or non-voting common equity held by non-affiliates. As of July 13, 2018, Questar Gas Company had 9,189,626 shares of common stock outstanding. Dominion Energy Questar Corporation (a wholly-owned subsidiary of Dominion Energy, Inc.) holds all of the outstanding stock of Questar Gas Company.

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

Dominion Energy Questar Combination	Dominion Energy’s acquisition of Dominion Energy Questar completed on September 16, 2016 pursuant to the terms of the agreement and plan of merger entered on January 31, 2016

Dominion Energy Questar Pipeline	Dominion Energy Questar Pipeline, LLC, one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries

Dth	Dekatherm

EEP	Energy-efficiency program

EPA	U.S. Environmental Protection Agency

GAAP	U.S. generally accepted accounting principles

Gas Infrastructure	Gas Infrastructure Group operating segment

GHG	Greenhouse gas

Idaho Commission	Idaho Public Utilities Commission

IRCA	Intercompany revolving credit agreement

LNG	Liquefied natural gas

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Questar Gas	The legal entity Questar Gas Company

SEC	Securities and Exchange Commission

Utah Commission	Public Service Commission of Utah

VIE	Variable interest entity

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUESTAR GAS COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(millions)
Operating Revenue(1)	$137.4	$139.7	$544.1	$536.6
Operating Expenses
Purchased gas(1)	74.0	75.5	325.6	316.8
Other operations and maintenance(1)	35.5	44.6	80.5	86.3
Depreciation and amortization	18.7	16.5	37.3	32.7
Other taxes	6.3	5.6	12.7	11.4
Total Operating Expenses	134.5	142.2	456.1	447.2
Income (loss) from operations	2.9	(2.5)	88.0	89.4
Other income	1.0	1.0	1.8	2.0
Interest and related charges(1)	8.9	8.5	18.1	17.0
Income (loss) from operations before income tax expense	(5.0)	(10.0)	71.7	74.4
Income tax expense (benefit)	(2.2)	(3.8)	15.4	28.4
Net Income (Loss)	$(2.8)	$(6.2)	$56.3	$46.0
(1)	See Note 13 for amounts attributable to related parties.

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

QUESTAR GAS COMPANY

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$2.5	$6.7
Customer receivables (less allowance for doubtful accounts of $2.1 and $1.7)	68.4	171.7
Other receivables	1.8	2.1
Affiliated receivables	0.1	1.5
Inventories at lower of average cost or market:
Gas stored	28.2	52.9
Materials and supplies	23.3	25.2
Regulatory assets	5.5	16.6
Other(2)	5.6	5.3
Total current assets	135.4	282.0
Property, Plant and Equipment
Property, plant and equipment	3,149.5	3,041.7
Accumulated depreciation and amortization	(770.6)	(745.8)
Total property, plant and equipment, net	2,378.9	2,295.9
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(2)	109.8	107.1
Other	18.5	12.8
Total deferred charges and other assets	128.3	119.9
Total assets	$2,642.6	$2,697.8
(1)	Questar Gas’ Balance Sheet at December 31, 2017 has been derived from the audited Balance Sheet at that date.
(2)	See Note 13 for amounts attributable to related parties.

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

QUESTAR GAS COMPANY

BALANCE SHEETS—(Continued)

(Unaudited)

	June 30,	December 31,
	2018	2017(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$—	$120.0
Short-term debt	67.5	165.0
Affiliated current borrowings	23.6	75.0
Accounts payable	28.7	53.8
Accrued interest, payroll and taxes	24.7	15.6
Payables to affiliates	54.2	68.3
Regulatory liabilities	57.6	9.9
Contract liabilities	11.4	17.3
Other	33.1	27.2
Total current liabilities	300.8	552.1
Long-Term Debt	745.2	595.9
Deferred Credits and Other Liabilities
Deferred income taxes	261.5	276.1
Regulatory liabilities	444.0	441.0
Other(2)	109.7	107.6
Total deferred credits and other liabilities	815.2	824.7
Total liabilities	1,861.2	1,972.7
Commitments and Contingencies (see Note 11)
Equity
Common stock - par value $2.50(3)	23.0	23.0
Additional paid-in capital	272.5	272.5
Retained earnings	485.9	429.6
Total common shareholder's equity	781.4	725.1
Total liabilities and shareholder's equity	$2,642.6	$2,697.8
(1)	Questar Gas’ Balance Sheet at December 31, 2017 has been derived from the audited Balance Sheet at that date.
(2)	See Note 13 for amounts attributable to related parties.
(3)	50.0 million shares authorized; 9.2 million shares outstanding at June 30, 2018 and December 31, 2017.

The accompanying notes are an integral part of Questar Gas’ Financial Statements.

QUESTAR GAS COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2018	2017
(millions)
Operating Activities
Net income	$56.3	$46.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.3	32.7
Deferred income taxes	(16.7)	28.5
Other adjustments for non-cash items	(0.2)	0.5
Changes in operating assets and liabilities	150.5	65.0
Net cash provided by operating activities	227.2	172.7
Investing Activities
Property, plant and equipment purchased	(110.1)	(75.4)
Other	(1.5)	0.2
Net cash used in investing activities	(111.6)	(75.2)
Financing Activities
Repayment of short-term debt, net	(97.5)	(65.0)
Issuance of long-term debt	150.0	—
Repayment of long-term debt	(120.0)	—
Repayment of affiliated current borrowings, net	(51.4)	(38.0)
Other	(0.9)	—
Net cash used in financing activities	(119.8)	(103.0)
Decrease in cash and equivalents	(4.2)	(5.5)
Cash, restricted cash and equivalents at beginning of period(1)	6.7	7.6
Cash, restricted cash and equivalents at end of period(1)	$2.5	$2.1
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$13.1	$18.8
(1)	No amounts were held in restricted cash and equivalents in any of the periods presented.

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

In the opinion of management, the accompanying unaudited Financial Statements contain all adjustments necessary to present fairly its financial position at June 30, 2018, its results of operations for the three and six months ended June 30, 2018 and 2017 and its cash flows for the six months ended June 30, 2018 and 2017. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Note 3. Operating Revenue

Questar Gas’ operating revenue, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, consists of the following:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
(millions)
Regulated gas sales:
Residential	$88.7	$392.0
Commercial	32.4	115.1
Industrial	1.4	3.4
Regulated gas transportation	6.2	13.7
Other regulated revenue	0.9	4.7
Other nonregulated revenue(1)	4.3	9.2
Total operating revenue from contracts with customers	133.9	538.1
Other revenue	3.5	6.0
Total operating revenue	$137.4	$544.1
(1)	See Note 13 for amounts attributable to related parties.

Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At June 30, 2018 and December 31, 2017, Questar Gas’ contract liability balances were $11.4 million and $17.3 million, respectively. During the six months ended June 30, 2018, Questar Gas recognized revenue of $17.3 million from the beginning contract liability balance as Questar Gas fulfilled its obligations to provide service to its customers.

Questar Gas’ operating revenue, prior to the adoption of revised guidance for revenue recognition from contracts with customers, consisted of the following:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
(millions)
Residential and commercial gas sales	$122.0	$500.5
Industrial gas sales	3.1	6.3
Gas transportation	6.3	13.2
Other(1)	8.3	16.6
Total operating revenue	$139.7	$536.6
(1)	See Note 13 for amounts attributable to related parties.

Note 4. Income Taxes

For continuing operations, the statutory U.S. federal income tax rate reconciles to Questar Gas’ effective income tax rate as follows:

Six Months Ended June 30,	2018	2017
U.S. statutory rate	21.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.7	3.1
Reversal of excess deferred income taxes	(2.2)	—
State legislative change	(0.7)	—
Other, net	(0.3)	—
Effective tax rate	21.5%	38.1%

The 2017 Tax Reform Act reduced the statutory federal income tax rate to 21% beginning in January 2018. Accordingly, current income taxes, and deferred income taxes that originate in 2018, are being recorded at the new 21% rate. Deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%. For the six months ended June 30, 2018, Questar Gas has recorded an estimate of the portion of excess deferred income tax amortization expected to occur in 2018. The reversal of these excess deferred income taxes will impact the effective tax rate, and may ultimately impact rates charged to customers. As described in Note 8 to the Financial Statements, Questar Gas decreased revenue and increased regulatory liabilities to offset these deferred tax impacts in accordance with applicable regulatory commission orders or formula rate mechanisms.

Questar Gas continues to evaluate the changes in accelerated depreciation for tax purposes and state conformity to the provisions of the 2017 Tax Reform Act. As of June 30, 2018, there have been no changes to the provisional amounts recorded at December 31, 2017. See Note 4 to the Financial Statements in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the impacts of the 2017 Tax Reform Act.

Note 5. Fair Value Measurements

Questar Gas’ fair value measurements are made in accordance with the policies discussed in Note 5 to the Financial Statements in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2017. See Note 6 in this report for further information about Questar Gas’ derivatives and hedge accounting activities.

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

The following table presents Questar Gas’ quantitative information about Level 3 fair value measurements at June 30, 2018.  The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical forwards:
Natural gas(2)	$3.9	Discounted cash flow	Market price (per Dth)	(3)	1.7 - 3.4	2.5
Total assets	$3.9
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Level 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

The following table presents Questar Gas’ assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions.

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2018
Assets:
Derivatives:
Commodity	$—	$—	$3.9	$3.9
Total assets	$—	$—	$3.9	$3.9
At December 31, 2017
Assets:
Derivatives:
Commodity	$—	$—	$2.4	$2.4
Total assets	$—	$—	$2.4	$2.4

The following table presents the net change in Questar Gas’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions)
Beginning balance	$1.4	$(1.3)	$2.4	$—
Total realized and unrealized gains (losses):
Included in earnings(1)	—	—	0.1	(0.1)
Included in regulatory assets/liabilities	2.5	1.0	1.5	(0.3)
Settlements	—	—	(0.1)	0.1
Purchases	—	0.1	—	0.1
Ending balance	$3.9	$(0.2)	$3.9	$(0.2)
(1)	The gains and losses included in earnings were classified in purchased gas.

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2018 and 2017.

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

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Long-term debt, including securities due within one year(2)	$745.2	$784.5	$715.9	$783.2
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

Derivative assets and liabilities are presented gross on Questar Gas’ Balance Sheets. Questar Gas’ derivative contracts include over-the-counter transactions, which are bilateral contracts that are transacted directly with a counterparty. At June 30, 2018, substantially all of Questar Gas’ derivative assets and liabilities were not subject to a master netting or similar arrangement.

Volumes

The following table presents the volume of Questar Gas’ derivative activity at June 30, 2018. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Basis	7.3	19.1

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Questar Gas’ derivatives and where they are presented in its Balance Sheets.

	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At June 30, 2018
ASSETS
Current Assets
Commodity	$1.2	$1.2
Total current derivative assets(1)	1.2	1.2
Noncurrent Assets
Commodity	2.7	2.7
Total noncurrent derivative assets(2)	2.7	2.7
Total derivative assets	$3.9	$3.9
At December 31, 2017
ASSETS
Current Assets
Commodity	$0.4	$0.4
Total current derivative assets(1)	0.4	0.4
Noncurrent Assets
Commodity	2.0	2.0
Total noncurrent derivative assets(2)	2.0	2.0
Total derivative assets	$2.4	$2.4
(1)	Current derivative assets are presented in other current assets in Questar Gas’Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Questar Gas’ Balance Sheets.

The following table presents the gains and losses on Questar Gas’ derivatives, as well as where the associated activity is presented in its Statements of Income.

	Amount of Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2018	2017	2018	2017
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$—	$—	$0.1	$(0.5)
Total	$—	$—	$0.1	$(0.5)
(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Questar Gas’ Statements of Income.
(2)	Amounts recorded in Questar Gas’ Statements of Income are classified in purchased gas.

Note 7. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30,	December 31,
	2018	2017
(millions)
Regulatory assets:
Pipeline integrity costs(1)	$2.0	$2.0
EEP(2)	1.9	3.3
Deferred royalties(3)	1.6	—
Purchased gas adjustment(4)	—	10.7
Other	—	0.6
Regulatory assets-current	5.5	16.6
Deferred production imbalance(5)	4.7	—
Cost of reacquired debt(6)	2.5	2.7
Pipeline integrity costs(1)	0.6	0.6
Regulatory assets-noncurrent(7)	7.8	3.3
Total regulatory assets	$13.3	$19.9
Regulatory liabilities:
Purchased gas adjustment(4)	$31.6	$—
CET(8)	10.5	4.4
Cost-of-service impact of 2017 Tax Reform Act(9)	9.6	—
Cost of plant removal and AROs(10)	4.2	4.2
Other	1.7	1.3
Regulatory liabilities-current	57.6	9.9
Income taxes refundable through future rates(11)	244.7	244.9
Cost of plant removal and AROs(10)	196.3	194.0
Other	3.0	2.1
Regulatory liabilities-noncurrent	444.0	441.0
Total regulatory liabilities	$501.6	$450.9
(1)

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

(3)	Royalties on cost-of-service gas produced are recovered from customers through future rates.
(4)	Purchased gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.
(5)	Production imbalances will be recovered from customers at the end of the related gas wells’ useful life.
(6)

Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 4.6 years as of June 30, 2018.

(7)	Noncurrent regulatory assets are presented in the other deferred charges and other assets in the Balance Sheets.
(8)	The CET represents the difference between actual and allowed revenues. Any deficiency or excess in amounts collected is recovered or refunded through periodic rate adjustments.
(9)	Balance refundable to customers related to the decrease in revenue requirements for recovery of income taxes. See Note 8 for more information.
(10)	Cost of plant removal and AROs represent amounts recovered from customers for costs of future activities to remove assets that are expected to be incurred at the time of retirement.
(11)

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

In March 2018, Questar Gas submitted a filing to the Wyoming Commission with a proposal to return the benefit of lower federal income tax rates to customers through a surcredit beginning in June 2018. Questar Gas has proposed to calculate the impact of the 2017 Tax Reform Act on excess deferred income taxes in a separate filing by the first quarter of 2019. This matter is pending.

In April 2018, Questar Gas submitted a filing to the Utah Commission to return the benefit of lower federal income tax rates to customers through a surcredit effective June 2018. In May 2018, the Utah Commission approved a stipulation to reduce the cost-of-service component of rates by $14.5 million annually beginning in June 2018. In addition, in July 2018 the Utah Commission approved a stipulation for Questar Gas to return $9.5 million to customers beginning in August 2018 for the cost-of-service component of rates collected from customers during the period January through May 2018. Questar Gas has proposed to calculate the impact of the 2017 Tax Reform Act on excess deferred income taxes in a separate filing to be submitted in the first quarter of 2019.

The determination of the amounts of any surcredits associated with the above mentioned March and July filings could be material to Questar Gas’ operating cash flows. Questar Gas has recorded a reasonable estimate of net income taxes refundable through future rates in the jurisdictions in which it operates. Through actions by the Utah, Wyoming or Idaho Commissions, the estimates may be subject to changes that could have a material impact on Questar Gas’ results of operations, financial condition and/or cash flows.

In the second quarter of 2018, Questar Gas filed a request with the Utah Commission for pre-approval to construct an LNG peaking storage facility with a liquefaction rate of 8.2 million cubic feet per day. This pre-approval process allows Questar Gas to receive a prudency determination from the Commission before making a capital investment in the facility. Under the preapproval statute, the Utah Commission has 180 days to make a prudency determination.  Based on this timeline, a determination is expected by the end of October 2018.

In May 2018, Questar Gas submitted filings with both the Utah Commission and the Wyoming Commission for an approximately $86.0 million gas cost decrease reflecting forecasted decreases in commodity costs, combined with reductions in Wexpro’s operator service fee related to the 2017 Tax Reform Act. The Utah Commission and the Wyoming Commission both approved the filings in May 2018 with rates effective June 2018.

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

DEQPS, an affiliated VIE, provides operational services to certain Dominion Energy subsidiaries, including Questar Gas, as a subsidiary service company. Questar Gas purchased shared services from DEQPS of $0.3 million for both the three months ended June 30, 2018 and 2017, and $0.6 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. The Balance Sheets at June 30, 2018 and December 31, 2017, included amounts due to DEQPS of less than $0.1 million at both dates.

Questar Gas entered into a service agreement with DES, an affiliated VIE, effective January 2018. DES provides accounting, legal, finance, and certain administrative and technical services to Dominion Energy and its subsidiaries including Questar Gas. Questar Gas purchased shared services from DES of $12.9 million for the three months ended June 30, 2018 and $25.1 million for the six months ended June 30, 2018. The Balance Sheet at June 30, 2018 included amounts due to DES of $4.2 million.

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

At June 30, 2018, Questar Gas’ share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Virginia Power and Dominion Energy Gas, were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,000.0	$67.5	$—
(1)

A maximum of $1.0 billion of the facility is available to Questar Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Dominion Energy Gas. The sub-limit for Questar Gas is set within the facility limit but can be changed at the option of the borrowers multiple times per year. At June 30, 2018, the sub-limit for Questar Gas was $250.0 million. If Questar Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. The maturity date for this facility is March 2023. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

Long-Term Debt

In April 2018, Questar Gas issued through private placement $50.0 million of 3.30% 12-year senior notes and $100.0 million of 3.97% 30-year senior notes that mature in 2030 and 2047, respectively. The proceeds were used for general corporate purposes and to repay short-term debt.

Questar Gas’ short-term credit facility and long-term debt agreements contain customary covenants and default provisions. As of June 30, 2018, there were no events of default under these covenants.

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

Note 12. Credit Risk

Questar Gas’ accounting policies for credit risk are discussed in Note 18 to the Financial Statements in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2017.

Questar Gas maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on credit policies and the June 30, 2018 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

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

DES and other affiliates provide accounting, legal, finance and certain administrative and technical services to Questar Gas. These costs are included in other operations and maintenance in the Statements of Income on the basis of direct and allocated methods in accordance with Questar Gas’ services agreements. Where costs incurred cannot be determined by specific identification, the costs are generally allocated based on each affiliated company’s proportional share of revenues less product costs; property, plant and equipment; and labor costs for costs from Dominion Energy Questar and based on the proportional level of effort devoted by resources that is attributable to Questar Gas, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DES service. Management believes that the allocation methods are reasonable. Questar Gas provides certain services to related parties, including technical services. The billed amounts of these services are allocated based on the specific nature of the charges. Management believes that the allocation methods are reasonable. The amounts of these services follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions)
Affiliated operator service fee(1)	$61.9	$79.7	$131.5	$155.6
Transportation and storage services from affiliates(1)	17.6	17.3	37.6	36.9
Services provided by related parties	14.2	11.1	28.8	21.9
Services provided to related parties	1.3	1.4	2.7	2.9

 (1)The costs of these services were included in purchased gas in Questar Gas’ Statements of Income.

Questar Gas participates in certain Dominion Energy benefit plans as described in Note 16 to the Financial Statements in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2017. At June 30, 2018 and December 31, 2017, amounts due from Dominion Energy associated with the benefit pension plan and included in pension and other postretirement benefit assets in the Balance Sheets were $109.8 million and $107.1 million, respectively. At June 30, 2018 and December 31, 2017, Questar Gas’ amounts due to Dominion Energy associated with the health and welfare plan and included in other deferred credits and other liabilities in the Balance Sheets were $12.0 million and $14.9 million, respectively.

The Dominion Energy Questar Combination resulted in merger and restructuring costs of $6.4 million and $6.7 million for the three and six months ended June 30, 2017, respectively, charged from Dominion Energy Questar. These costs primarily consist of employee related costs allocated to Questar Gas and are included in other operations and maintenance in Questar Gas’ Statements of Income.

Questar Gas had a $23.6 million balance under the IRCA with Dominion Energy as of June 30, 2018 and a $75.0 million balance at December 31, 2017. Interest charges related to Questar Gas’ total borrowings from Dominion Energy were less than $0.1 million for both the three months ended June 30, 2018 and 2017 and were $0.2 million and less than $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

Questar Gas maintains natural gas imbalances with Dominion Energy Questar Pipeline. The imbalances receivable from Dominion Energy Questar Pipeline were $0.8 million and $0.9 million at June 30, 2018 and December 31, 2017, respectively, included in other current assets in the Balance Sheets.

Note 14. Operating Segment

The Corporate and Other Segment primarily includes specific items attributable to Questar Gas’ operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

The net expense for specific items in 2018 and 2017 primarily related to a $0.2 million ($0.2 million after-tax) and an $11.4 million ($7.1 million after-tax) charge for merger and restructuring costs associated with the Dominion Energy Questar Combination, respectively. These costs include employee related costs allocated to Questar Gas and are included in other operations and maintenance in Questar Gas’ Statements of Income.

The following table presents segment information pertaining to Questar Gas’ operations:

	Gas Infrastructure	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2018
Operating revenue	$137.4	$—	$137.4
Net loss	(2.8)	—	(2.8)
Three Months Ended June 30, 2017
Operating revenue	$139.7	$—	$139.7
Net income (loss)	0.7	(6.9)	(6.2)
Six Months Ended June 30, 2018
Operating revenue	$544.1	$—	$544.1
Net income (loss)	56.5	(0.2)	56.3
Six Months Ended June 30, 2017
Operating revenue	$536.6	$—	$536.6
Net income (loss)	53.1	(7.1)	46.0

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

Results of Operations

Presented below is a summary of Questar Gas’ results:

	Second Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Net income (loss)	$(2.8)	$(6.2)	$3.4	$56.3	$46.0	$10.3

Overview

Second Quarter 2018 vs. 2017

Net loss decreased 55%, primarily due to the absence of merger and restructuring costs partially offset by the impacts of the 2017 Tax Reform Act.

Year-To-Date 2018 vs. 2017

Net income increased 22%, primarily due to customer growth and decreased merger and restructuring costs.

Analysis of Operations

Presented below are selected amounts related to Questar Gas’ results of operations:

	Second Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Operating revenue	$137.4	$139.7	$(2.3)	$544.1	$536.6	$7.5
Purchased gas	74.0	75.5	(1.5)	325.6	316.8	8.8
Net revenue	63.4	64.2	(0.8)	218.5	219.8	(1.3)
Other operations and maintenance	35.5	44.6	(9.1)	80.5	86.3	(5.8)
Depreciation and amortization	18.7	16.5	2.2	37.3	32.7	4.6
Other taxes	6.3	5.6	0.7	12.7	11.4	1.3
Other income	1.0	1.0	—	1.8	2.0	(0.2)
Interest expense	8.9	8.5	0.4	18.1	17.0	1.1
Income tax expense (benefit)	(2.2)	(3.8)	1.6	15.4	28.4	(13.0)

An analysis of Questar Gas’ results of operations follows:

Second Quarter 2018 vs. 2017

Net revenue decreased 1%, primarily reflecting a $4.3 million decrease due to the impacts of the 2017 Tax Reform Act on revenue, substantially offset by a $1.5 million increase in infrastructure-replacement cost recovery, a $1.4 million increase in customer growth, and a $0.6 million increase in EEP cost recovery.

Other operations and maintenance decreased 20%, primarily due to the absence of $11.1 million in merger and restructuring costs, partially offset by a $0.6 million increase in EEP costs.

Depreciation and amortization increased 13%, primarily due to infrastructure growth and replacement projects placed into service.

Other taxes increased 13%, primarily due to an increase in estimated property taxes as a result of infrastructure growth.

Income tax benefit decreased 42%, primarily due to lower pre-tax loss.

Year-To-Date 2018 vs. 2017

Net revenue decreased 1%, primarily reflecting a $13.1 million decrease due to the impacts of the 2017 Tax Reform Act on revenue, substantially offset by a $4.2 million increase in infrastructure-replacement cost recovery, a $4.0 million increase in customer growth, a $1.8 million increase in EEP cost recovery, and a $1.2 million increase due to the alternative fuel tax credit expected to be utilized in 2018.

Other operations and maintenance decreased 7%, primarily due to an $11.2 million decrease in merger and restructuring costs, partially offset by a $1.8 million increase in EEP cost recovery, a $1.6 million increase in employee related costs and a $0.6 million increase in line locating services.

Depreciation and amortization increased 14%, primarily due to infrastructure growth and replacement projects placed into service.

Other taxes increased 11%, primarily due to an increase in estimated property taxes as a result of infrastructure growth.

Income tax expense decreased 46%, primarily due to the lower corporate income tax rate ($11.0 million) and lower pre-tax income ($1.0 million).

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

See the following for discussions on various environmental and other regulatory proceedings to which Questar Gas is a party, which information is incorporated herein by reference:

•	Notes 10 and 17 to the Financial Statements in the Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2017.
•	Notes 8 and 11 to the Financial Statements in the Questar Gas’ Form 10-Q for the quarter ended March 31, 2018.
•	Notes 8 and 11 to the Financial Statements in this report.

ITEM 1A. RISK FACTORS

Questar Gas’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond Questar Gas’ control. A number of these factors have been identified in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2017, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Questar Gas’ Annual Report on Form 10-K for the year ended December 31, 2017. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

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

101

The following financial statements from Questar Gas Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 2, 2018, formatted in XBRL: (i) Statements of Income, (ii) Balance Sheets, (iii) Statements of Cash Flows, and (iv) the Notes to Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR GAS COMPANY (Registrant)

August 2, 2018	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer